Form 10-K
period 1996-07-31
DYNAMEX INC
filed 1996-10-23
CIK 1015483

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 1996; or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

Commission file number:

                                  DYNAMEX INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                86-0712225
               (State of                              (IRS employment
             incorporation)                          identification no.)

          2630 SKYMARK AVENUE                            L4W 5A4
               SUITE 610                               (Zip Code)
         MISSISSAUGA, ONTARIO
(Address of principal executive offices)

             Registrant's telephone number, including area code:
                                (905) 238-6414

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                                ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on October 17, 1996 was approximately $45,821,158.

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 17, 1996 was 6,691,195 shares.

ITEM 1.  BUSINESS

GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the U.S. and Canada. Through internal growth and acquisitions, the Company has built the only national network of same-day delivery and logistics systems in Canada and has established operations in 12 U.S. metropolitan areas from which it intends to build a national network in the U.S. The Company capitalizes on its routing, dispatch and vehicle management expertise developed in the ground courier business to provide its customers with a broad range of value added, same-day distribution and logistics services.

         Through its network of branch offices, the Company provides same-day, door-to-door delivery services utilizing ground couriers for intra-city deliveries and third party air transportation providers in conjunction with ground couriers for inter-city deliveries. The Company's same-day delivery services include both on-demand and scheduled deliveries. On-demand services are typically unscheduled deliveries of time-sensitive materials and include deliveries of inventory made on a just-in-time basis from strategic stocking locations managed by Company personnel. Scheduled distribution services encompass recurring, often daily, deliveries provided on a point-to-point basis or deliveries that require intermediate handling, routing or sorting of items to be delivered to multiple locations. With its fleet management services, the Company assumes complete responsibility for providing and managing a fleet of dedicated vehicles at a customer site. The Company's on-demand delivery capabilities are available to supplement the scheduled distribution and dedicated fleets as necessary.

         The Company intends to expand its operations in the U.S. and Canada by
(i) increasing customer utilization of its primary services at each location,
(ii) targeting national and regional accounts, (iii) creating alliances with strategic partners, and (iv) pursuing acquisitions of high quality same-day delivery companies.

INDUSTRY OVERVIEW

         The delivery and logistics industry is large, highly fragmented and growing. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. Historically, same-day delivery service primarily related to downtown document deliveries. Over time, technological developments such as facsimile and electronic mail have increased time sensitivity in a variety of business transactions, thereby increasing demand for the same-day delivery of non-faxable items. The category of non-faxable items that require time sensitive delivery is vast and includes items such as voluminous or confidential documents, critical manufacturing parts, medical devices and replacement computer parts.

         The Company believes that the same-day delivery and logistics industry offers substantial consolidation opportunities as a result of industry fragmentation and the benefits of large scale operations. The same-day delivery and logistics industry in the U.S. and Canada is highly fragmented and primarily consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. Relative to smaller companies, the Company believes that national operators such as the Company benefit from several competitive advantages including: national brand identity, professional management, the ability to service national accounts and centralized administrative and management information systems.

         In an effort to control costs and focus on primary competencies, many businesses are seeking to reduce their reliance on in-house transportation departments by turning to third party experts to provide transportation logistics services. These logistics services include designing and managing systems created to maximize efficiencies in transporting, warehousing, sorting and delivering products. Many businesses that outsource their distribution requirements prefer to purchase such services from one source that can service multiple cities, thereby decreasing the number of vendors from whom they purchase services.

COMPANY HISTORY

         The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. In May 1995, the Company acquired Dynamex Express, the ground courier operations of Air Canada, which was led by Richard
K. McClelland, the Company's Chief Executive Officer. In July 1995, the Company changed its name to Dynamex Inc. At the time of its acquisition by the Company, Dynamex Express had developed a national network of 20 locations across Canada and offered an array of services on a national, multi-city and local basis. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless Incorporated and Mayne Nickless Canada Inc. (together "Mayne Nickless") which had operations in eight U.S. cities and two Canadian cities. In August 1996, using a portion of the proceeds from the initial public offering of the Company's Common Stock (the "IPO") and by issuing additional shares of Common Stock, the Company purchased same-day delivery businesses in New York, New York; Columbus, Ohio; Chicago, Illinois; Halifax, Nova Scotia; and Winnipeg, Manitoba (collectively, the "IPO Acquisitions"). In October 1996, the Company purchased an additional same-day delivery business in New York, New York, and in San Diego, California (the "Other Acquisitions). See "Business--Recent Acquisitions."

THE DYNAMEX EXPRESS BUSINESS MODEL

         The Company seeks to expand its operations by implementing and expanding upon the business strategy utilized by Dynamex Express. Prior to 1989, Dynamex Express concentrated on same-day document delivery in the central business districts of the major metropolitan cities of Canada. Recognizing that an increasing variety of business transactions were becoming more time sensitive and in order to offset declining volumes in same-day document delivery, Dynamex

Express expanded its customer base to include manufacturing companies, pharmaceutical companies, auto parts distributors, governmental agencies and other businesses that require same-day delivery of non-faxable items. Dynamex Express further responded to shifting market conditions by leveraging its ability to efficiently provide same-day delivery of small to mid-size items in metropolitan areas to provide value added services such as fleet management and strategic stocking.

         Dynamex Express also expanded its business by acquiring other same-day, intra-city courier companies within Canada. By May 1995, Dynamex Express had acquired a regional and several single-site courier companies across Canada and had locations in 20 Canadian cities. Dynamex Express expanded the service offerings of these acquired companies to include fleet management and strategic stocking and standardized the operating policies and procedures at each location. At the time of the Company's acquisition of Dynamex Express in May 1995, approximately 46% of Dynamex Express revenues were generated from same- day on-demand delivery, 30% from fleet management and 24% from same-day scheduled distribution services. Approximately 48% of these revenues were generated from services provided to customers on a national or multi-city basis.

BUSINESS STRATEGY

         The Company intends to implement and expand upon the Dynamex Express business model in the U.S. and Canadian markets in order to capitalize on the demand of local, regional and national businesses for innovative same-day distribution solutions. The key elements of the Company's business strategy are as follows:

                 - FOCUS ON PRIMARY SERVICES. The Company provides three primary services: (i) same-day on-demand delivery, (ii) same-day scheduled distribution and (iii) fleet management. To raise the yield per delivery, the Company will continue to focus its same-day on-demand delivery business on non-faxable, time sensitive items that are transported throughout major metropolitan areas and to offer value added on-demand services such as strategic stocking. By concentrating its logistics services in fleet management and same-day scheduled distribution, the Company intends to capitalize on the market trend towards outsourcing transportation requirements. The delivery transactions in a fleet management, scheduled distribution or strategic stocking program are recurring in nature, thus creating the potential for long term customer relationships. Additionally, these services are generally less vulnerable to price competition than traditional delivery services.

                 - TARGET NATIONAL AND REGIONAL ACCOUNTS. The Company's sales force focuses on pursuing and maintaining national and regional accounts. The Company anticipates that its (i) existing multi-city network of locations combined with new locations to be acquired, (ii) ability to offer value added services such as strategic stocking and fleet management to complement its basic same-day delivery services and (iii) experienced management team will create further opportunities with many of its existing customers and attract new national and regional accounts.

                 - CREATE STRATEGIC ALLIANCES. By forming alliances with strategic partners that offer compatible services or have complex distribution needs, the Company and its partner can jointly market their services, thereby accessing one another's customer base and providing such customers with a broader range of services. Pursuant to its strategic alliance with Purolator Courier Ltd. ("Purolator"), the largest Canadian overnight courier company, the Company and Purolator have agreed to provide one another with wholesale courier services and to market the other partner's delivery services to its customers. See "Sales and Marketing."

                 - PURSUE ACQUISITIONS. The Company believes that the highly fragmented nature of the delivery and logistics industry creates significant opportunities for same-day delivery and logistics companies with national marketing efforts and operations. The Company will seek to acquire high quality same-day delivery businesses in new cities as well as in markets where it has already established a presence. The Company plans to augment the service offerings of its acquired companies with additional services such as fleet management and strategic stocking and to integrate the acquired operations into the Company's operating environment. Acquisitions in existing markets are expected to give the Company access to an acquired company's customer base while creating operating efficiencies within these markets. The Company believes that its management team's operating and acquisition experience will allow it to remain competitive in the acquisition market.

SERVICES

         The Company capitalizes on its routing, dispatch and vehicle management expertise developed in the ground courier business to provide its customers with a broad range of value added, same-day delivery and logistics services. By creating innovative applications of its core services, the Company intends to expand the market for its distribution solutions and increase the yield per service provided.

  Same-Day On-Demand Delivery

         The Company provides local same-day on-demand delivery services, whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company augments its same-day on-demand services by offering inter-city ground and air transportation and next-flight-out services provided by third party air transportation operators. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added on-demand services such as strategic stocking, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries.

         The Company's on-demand services include the delivery of a customer's inventory on a just-in-time basis from strategic stocking locations managed by Company personnel. Strategic stocking locates the customer's inventory closer to its ultimate destination, thereby improving the customer's ability to service its own customers. The Company does not take ownership of or title to the inventory but provides the warehouse space or utilizes space provided by its customer to establish and manage a customized, multi-site strategic stocking program. Furthermore, the Company can bundle services such as same-day ground, same-day air and next-day air delivery to replenish stocking locations.

         The benefits of strategic stocking to the customer include (i) faster response time due to broader distribution of inventory locations and emergency transportation capabilities, (ii) decreased lease and employee costs associated with warehouse functions resulting from the Company's ability to consolidate warehouse space and administrative costs for multiple strategic stocking customers and (iii) improved inventory control through improved information systems. For example, when a computer parts and services distributor must quickly replace defective or worn out computer parts, the potential loss to the distributor's customer increases with the length of time it takes the distributor to deliver and install the replacement part. By storing computer parts in the Company's network of strategic stocking locations, the distributor can contact the Company and have the replacement part delivered to its customer within hours instead of days. The Company has targeted the computer and telecommunications industries as primary markets for strategic stocking services and has established a network of parts banks across Canada to serve such markets. Additionally, the Company has introduced a service enhancement, whereby straightforward repairs, such as replacement of a defective keyboard, are performed by Company drivers, thus eliminating the need to dispatch a technician.

         While strategic stocking currently comprises only a small portion of the Company's same-day on-demand business, the Company intends to expand its strategic stocking program and has recently purchased strategic stocking software, hardware and certain other related assets from an experienced strategic stocking operator whom the Company now employs. The Company intends to expand the network of parts banks and courier alliances established by this operator by utilizing its own courier network in the U.S. and Canada and intends to utilize the additional courier alliances to increase its next-flight-out capability.

         For the year ended July 31, 1996, approximately 62% of the Company's revenues were generated from on-demand same-day delivery services, including strategic stocking services.

  Same-Day Scheduled Distribution

         The Company provides same-day scheduled distribution services for time- sensitive local deliveries that, by their nature, are recurring. Scheduled distribution services include regularly scheduled deliveries made on a point- to-point basis or deliveries that require intermediate handling, routing or sorting of items to be delivered to multiple locations. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. The Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. In the suburban Washington, D.C./Baltimore area, the Company provides scheduled, as well as on-demand, delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra and inter-city basis. For the year ended July 31, 1996, approximately 17% of the Company's revenues were generated from same-day scheduled distribution services.

  Fleet Management

         With its fleet management service, the Company provides transportation services for customers that previously managed such operations in-house. The Company assumes complete responsibility for providing and managing a fleet of dedicated vehicles at the customer's site. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor trailers (or any combination) which may display the customer's logo and colors. In addition, the Company's on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained on average. The Company's fleet management services include designing and managing systems created to maximize efficiencies in transporting, sorting and delivering customer's products on a local and multi-city basis. Because the Company generally does not own vehicles but instead hires drivers who do, the Company's fleet management solutions are not limited by the Company's need to utilize its own fleet.

         By outsourcing its fleet management the Company's customer (i) is able to utilize the Company's distribution and route optimization experience to deliver its products more efficiently, (ii) gains the flexibility to expand or contract fleet size as necessary, and (iii) reduces the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company recently configured and now manages a distribution fleet for one of the largest distributors to drug stores in Canada. For the year ended July 31, 1996, approximately 21% of the Company's revenues were generated from fleet management services.

         While the volume of each service provided and the profitability thereof varies significantly from branch office to branch office, each of the Company's branch offices generally offers the same core services. Factors which impact the business mix per branch include customer base, competition, geographic characteristics, available labor and general economic environment. The Company can bundle its various delivery and logistics services to create customized distribution solutions and to become the single-source for its customers' distribution needs.

OPERATIONS

         The Company's operations are divided into two U.S. regions and two Canadian regions, with each of the Company's 31 branches reporting to a regional office. Branch operations are locally managed with regional and national oversight and support provided as necessary. A branch manager is assigned to each branch office and is accountable for all aspects of branch operations including profitability. Each branch manager reports to a regional manager with similar responsibilities for all branches within his or her region. Certain administrative and marketing functions may be centralized for multiple branches in a given city or region. Prices for the Company's services are determined at the branch level based on the distance, weight and time-sensitivity of a particular delivery.

  Same-Day On-Demand Delivery

         Most locations have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who use PC-based communications software to instantly provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. Certain of the Company's larger clients can access such software through electronic data interface to enter dispatch requirements, page specific drivers, make inquiries, and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company's computers, through pagers or by radio. The Company is in the process of integrating the software system utilized by Dynamex Express into each of its branches in order to standardize the reporting, tracking and billing of transactions. To enhance the Company's 24-hour delivery services at all locations, the Company is currently implementing a company-wide centralized answering service to transmit delivery requests made after normal business hours to the appropriate local operations team.

  Same-Day Scheduled Distribution

         A dispatcher coordinates and assigns scheduled deliveries to the drivers and manages the delivery flow. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company's warehouse or at a third party facility such as the airport.

  Fleet Management

         Fleet management services are coordinated by the Company's logistics specialists who have experience in designing, implementing and managing integrated networks for transportation services. Based upon the logistics specialist's analysis of a customer's fleet and distribution requirements, the Company develops a plan to optimize fleet configuration and route design. The Company provides the vehicles and drivers necessary to implement the fleet management plan. Such vehicles and drivers are generally dedicated to a particular customer, and the vehicles may display the customer's name and logo. The Company can supplement these dedicated vehicles and drivers with its on-demand capability as necessary.

SALES AND MARKETING

         The Company conducts a comprehensive marketing program involving direct sales and customer service to maintain and increase its customer base. Approximately 50 local employee sales representatives target small and mid-sized businesses while the Company's eight regional and national marketing executives focus on larger accounts and businesses with multi-city requirements. The Company's sales force includes product specialists dedicated to fleet management and strategic stocking, some of whom have developed expertise in servicing certain industries such as banks and telecommunications companies. The Company's product specialists seek new applications of the Company's primary services in an effort to expand the demand for such services.

         The Company's marketing representatives make regular calls on existing and potential customers to identify such customers' delivery and logistics needs. Customer service representatives on the local and national levels regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns. Through its telemarketing program, the Company maintains a database of its customers' service utilization patterns and satisfaction level. The telemarketing database is used by the sales force to analyze opportunities and conduct performance audits. The telemarketing group seeks to contact most of the Company's recurring customers approximately every 90 days.

         Fostering strategic alliances with customers who offer compatible services or have complex distribution needs is an important component of the Company's marketing strategy. For example, pursuant to a Marketing and Transportation Services Agreement, dated November 20, 1995 between the Company and Purolator, the Company has agreed to provide same-day delivery services to Purolator customers and Purolator has agreed to provide overnight courier services to the Company's customers. Pursuant to this agreement, in June 1996, Purolator began to market and the Company began to offer the following services to Purolator customers: (i) same-day local ground courier services; (ii) same-day inter-city ground courier services; and (iii) next-flight-out service between major cities in Canada and the U.S. When a Purolator customer requests any of these services, Purolator transfers such request to one of the Company's customer service representatives. The Company then dispatches the delivery order and bills Purolator at a discounted rate. Purolator in turn bills the customer at its own rate.

         The Marketing and Transportation Services Agreement is generally terminable upon two years notice but may be terminated upon a breach of the agreement or certain other events of default as set forth therein. The relationship between the Company and Purolator consists of the rights and obligations described in the aforementioned agreement and is not a joint venture or partnership. The Company also provides Purolator with local and inter-city same-day ground courier service for misdirected Purolator shipments. Purolator is the largest overnight courier in Canada with approximately 9,000 employees who handle approximately 300,000 packages daily. The Company believes that the increased transaction volume and marketing efforts contemplated by the Purolator alliance could significantly increase the Company's business in Canada.

         The Company generally enters into customer contracts for scheduled distribution, fleet management and strategic stocking services which are terminable (in selected cases with cancellation penalties) by such customer upon notice generally ranging from 30 to 90 days. The Company does not typically enter into contracts with its customers for on-demand delivery services other than strategic stocking services.

CUSTOMERS

         As of September 30, 1996, the Company had a diversified customer base of approximately 30,000 active customers across the U.S. and Canada. The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to 70 pounds to multiple locations. The primary industries served by the Company include financial services, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that as of September 30, 1996, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the Company's customers are located in Canada. Approximately 73% of the Company's revenues for the year ended July 31, 1996 were generated in Canada. See Note 9 of Notes to the Consolidated Financial Statements.

COMPETITION

         The market for same-day delivery and logistics services has been and is expected to remain highly competitive. The Company believes that the principal competitive factors in the markets in which it competes are reliability, quality, breadth of service and price. Price competition for basic delivery services is particularly intense.

         Most of the Company's competitors in the same-day intra-city delivery market are privately held companies that operate in only one location, with no one competitor dominating the market. However, there is a trend toward industry consolidation and companies with greater financial and other resources than the Company that may not currently operate in the delivery and logistics business may enter the industry to capitalize on such trend.

         The market for the Company's logistics services is also highly competitive, and can be expected to become more competitive as additional companies seek to capitalize on the growth in the industry. The Company's principal competitors for such services are other delivery companies and in-house transportation departments. The Company generally competes on the basis of its ability to provide customized service regionally and nationally, which it believes is an important advantage in this highly fragmented industry, and on the basis of price.

         The Company competes for acquisition candidates with other companies in the industry and companies that may not currently operate in the industry but may acquire and consolidate local courier businesses. Management believes that its operating experience and its strategy to fully integrate each acquired company by adding its core services and introducing national marketing will allow it to remain competitive in the acquisition market.

RECENT ACQUISITIONS

         IPO Acquisitions. In August 1996, the Company consummated the IPO Acquisitions. The aggregate consideration paid by the Company in the IPO Acquisitions was approximately $7.2 million in cash and 173,485 shares of Common Stock and the Company repaid an aggregate of approximately $840,000 of indebtedness of the acquired companies.

         Other Acquisitions. In October 1996, the Company purchased all of the outstanding capital stock of Express It and issued an aggregate of 444,250 shares of common stock to the stockholders of such company as total consideration therefor. In June 1996, the Company and Express It entered into an Agency and Support Agreement, pursuant to which (i) each company agreed to provide joint marketing services to one another, (ii) each company agreed to use the other's delivery services outside of such company's service area and
(iii) the Company agreed to act as a consultant to Express It with respect to the operating, marketing and administrative proceedings of Express It in exchange for a monthly fee equal based on a percentage of Express It's operating profits. The Agency and Support Agreement was terminated upon the consummation of the acquisition of Express It.

         In October 1996, the Company acquired substantially all of the assets of Dollar Courier and agreed to pay an aggregate of approximately $340,000 in cash over a period of two years and six months as consideration therefor.

         The Company is currently integrating recently acquired companies into the Company's operating environment. Each acquired company has been assigned to the appropriate regional division of the Company. A manager of each acquired company has agreed to continue to manage such operation after the consummation of the respective acquisition and has been appointed branch manager at such operation. Management is training the staff of the acquired companies so that each branch will be able to provide and market the full range of Company services. As soon as practicable and where appropriate, the Company will assimilate each acquired company's accounting, payroll and cash management functions, standardize its insurance coverage and employee benefits and supplement or replace the use of the acquired company's tradename with "Dynamex."

REGULATION

         As of January 1, 1995, the U.S. Federal Aviation Administration Authorization Act of 1994 became effective, abolishing all intrastate regulatory control over prices, routes and services to which the Company had previously been subject. This legislation has increased the ability of the Company to expand into new states and to expand its presence in its existing areas of service. The Company holds nationwide general commodities authority from the Interstate Commerce Commission and/or the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an interstate basis within the contiguous 48 states. The Trucking Industry Regulatory Reform Act of 1994 further deregulated certain aspects of the transportation industry, so that the Company will no longer be required to file tariffs setting forth its interstate rates. The Company holds permanent extra-provincial (and where required, intra-provincial) operating authority in all Canadian provinces where the Company does business.

         In connection with the operation of certain motor vehicles and the handling of hazardous materials in its courier operations, the Company is subject to regulation by the United States Department of Transportation and the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the Occupational Health and Safety Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work, driver logbooks and workers' compensation. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Company is regulated by the Federal Communications Commission. The Company believes that it is in substantial compliance with all of these regulations.

SAFETY

         From time to time, the Company's drivers are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with an aggregate limit of $15.0 million, and independent owner/operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records. In addition, where required by applicable law, the Company requires prospective drivers to take a physical examination and to pass a drug test.

INTELLECTUAL PROPERTY

         The Company has registered "Dynamex" and "Dynamex Express" as federal trade marks in Canada and has filed applications in the U.S. for federal trade mark registration of such names. No assurance can be given that any such registration will be granted or that if granted, such registration will be effective to prevent others from using the trade mark concurrently or preventing the Company from using the trade mark in certain locations.

EMPLOYEES

         At September 30, 1996, the Company had approximately 1,280 employees, of which approximately 880 were employed full-time primarily in various management, supervisory, administrative, and corporate positions, approximately 360 were employed full-time as drivers and approximately 40 were employed part-time, primarily as drivers. Additionally at September 30, 1996, the Company had contracts with approximately 2,500 independent owner/operators. Management believes that the Company's relationship with such employees and independent owner/operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

         In Canada, approximately 48% of the Company's drivers are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. None of the Company's U.S. employees or drivers are represented by unions.

RISK FACTORS

         The Company hereby cautions stockholders, prospective investors in the Company and other readers of this report that the following important factors, among others, could affect the Company's stock price or cause the Company's actual results of operations to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

ACQUISITION STRATEGY; POSSIBLE NEED FOR ADDITIONAL FINANCING

         In order to expand its network of facilities, the Company plans to acquire local delivery businesses in new geographic regions and in the metropolitan areas where the Company currently operates. Due to consolidation within the same-day delivery and logistics industry, there is significant competition in acquiring such businesses. There can be no assurance that the Company will be able to acquire or profitably manage additional companies or successfully integrate their operations into the Company. In addition, there can be no assurance that companies acquired in the future either will be beneficial to the successful implementation of the Company's overall strategy or will ultimately produce returns that justify the investment therein, or that the Company will be successful in achieving meaningful economies of scale through the acquisition thereof. See "Business -- Business Strategy" and "-- Recent Acquisitions."

         The Company's acquisition strategy may require the Company to incur additional debt in the future, may result in potentially dilutive issuances of securities and may result in increased goodwill, intangible assets and amortization expense. There can be no assurance that the Company's primary lender will consent to acquisitions above a certain annual dollar threshold set forth in the Company's credit facility or that, if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LIMITED COMBINED OPERATING HISTORY; HISTORY OF LOSSES

         Recent acquisitions have greatly expanded the size and scope of the operations of the Company. The process of integrating acquired businesses often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. There can be no assurance that the Company will be able to profitably manage recently acquired companies or successfully integrate their operations into the Company. For the years ended July 31, 1994 and 1995, the Company incurred actual net losses of approximately $1.1 million and $1.6 million, respectively. For the year ended July 31, 1996, the Company reported net income of approximately $876,000. No assurances can be given that the Company will operate profitably in the future. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. The industry is highly fragmented with low barriers to entry, and there is a recent trend toward consolidation. Other companies in the industry compete with the Company not only for provision of services but also for acquisition candidates. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See "Business -- Competition."

CLAIMS EXPOSURE

         The Company utilizes the services of approximately 2,900 drivers, and from time to time such drivers are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with an aggregate limit of $15.0 million, and independent owner/operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. In addition, the Company's increased visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims, or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, significant increases in insurance costs could adversely affect the Company's profitability. See "Business -- Safety."

CERTAIN TAX MATTERS RELATED TO DRIVERS

         The Company uses independent owner/operators as drivers in a significant portion of its operations. As of September 30, 1996, approximately 87% of the Company's drivers were independent owner/operators. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner/operators in the transportation industry, including those utilized by the Company, are employees rather than independent contractors. The Company believes that the independent owner/operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal, state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay for and administer added benefits to independent owner/operators, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such persons, it may be required to pay penalties which could have a material adverse impact on the Company's financial condition and results of operations. See "Business -- Services" and "-- Employees."

         In addition, certain of the Company's drivers are employed by the Company and own and operate the vehicles used during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment related taxes on such amounts.

FOREIGN EXCHANGE

         A significant portion of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See Note 9 of Notes to the Consolidated Financial Statements.

PERMITS AND LICENSING

         Although recent legislation has significantly deregulated certain aspects of the transportation industry, the Company's delivery operations are still subject to various federal, state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain same, could impede the implementation of the Company's acquisition program. See "Business -- Regulation."

DEPENDENCE ON KEY PERSONNEL

         The Company's success is largely dependent on the skills, experience and performance of certain key members of its management, including particularly Richard K. McClelland, the Company's Chief Executive Officer. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has entered into an employment contract with Mr. McClelland. The Company's future success and plans for growth also depend on its ability to attract, train and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics business. See "Management."

EFFECTIVE CONTROL BY CYPRESS CAPITAL PARTNERS I, L.P. AND AFFILIATES

         Cypress Capital Partners I, L.P., a Dallas-based private investment partnership ("Cypress"), and certain of its affiliates, including James M. Hoak, the sole stockholder of the general partner of Cypress, directly and indirectly own an aggregate of 2,353,752 shares of Common Stock, or approximately 35% of the total voting power of the Company. Accordingly, Cypress and its affiliates are in a position to exercise substantial influence over actions that require consent of stockholders, including decisions relating to the election of directors of the Company, mergers and consolidations. See "Principal Stockholders," and "Certain Transactions."

TECHNOLOGY

         Technological advances in the nature of facsimile and electronic mail have affected the market for on-demand document delivery services. While these technological developments have not had a significant adverse impact on the Company's business to date, and although the Company has shifted its focus to the distribution of non-faxable items and logistics services, there can be no assurance that these or other technologies will not have a material adverse effect on the Company's business, financial condition and results of operations in the future.

POSSIBLE VOLATILITY OF STOCK PRICE

         Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the Common Stock, investor perception of the Company, and general economic and market conditions. Variations in the Company's operating results, general trends in the industry and other factors could cause the market price of the Common Stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the Common Stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the Common Stock could be affected by such fluctuations.

ANTI-TAKEOVER PROVISIONS

         Certain provisions of the Company's Restated Certificate of Incorporation (the "Restated Certificate of Incorporation"), the Company's Bylaws (the "Bylaws") and the Rights Agreement between the Company and Harris Trust and Savings Bank (the "Rights Agreement") may delay, defer, discourage or prevent a merger, proxy contest, tender offer or takeover attempt that a stockholder might consider to be in such stockholder's best interest, including attempts that might result in a premium over the market price for the shares held by stockholders.

         The Bylaws provide that the number of directors shall be fixed, from time to time, by resolution of the Board of Directors of the Company. Neither the Bylaws nor the Restated Certificate of Incorporation permit stockholders to call special meetings or to take actions by written consent in lieu of a meeting, unless such action and the taking of such action by written consent have been approved in advance by the Board of Directors. The Restated Certificate of Incorporation provides that the Board of Directors may amend the Bylaws, subject to the rights of the stockholders to amend such Bylaws. An amendment to the provision of the Restated Certificate of Incorporation which prohibits action by stockholders by written consent in lieu of a meeting requires the affirmative vote of two-thirds of the Company's capital stock then outstanding. Pursuant to the Restated Certificate of Incorporation, additional shares of Common Stock may be issued in the future without further stockholder approval. Furthermore, the Restated Certificate of Incorporation permits the Board of Directors to establish by resolution one or more series of preferred stock ("Preferred Stock") and to establish the powers, designations, preferences and relative, participating, optional or other special rights of each series of Preferred Stock. The Preferred Stock could be issued on terms that are unfavorable to the holders of Common Stock or that could make a takeover or change in control of the Company more difficult.

         In June 1996, the Board of Directors of the Company approved the Rights Agreement which is designed to protect stockholders should the Company become a target of coercive and unfair takeover tactics but may discourage takeover attempts that are not approved by the Board of Directors. The Rights could cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on redemption of the Rights or on substantially all of the Rights also being acquired. In addition, immediately following the Offering, the Company will be subject to Section 203 of the Delaware General Corporation Law, which places restrictions on certain business combinations with certain stockholders that could render more difficult a change in control of the Company.

NO DIVIDENDS

         The Company has not declared or paid any cash dividends on its Common Stock since its inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future. In addition, the Company's credit agreement restricts the payment of dividends. See Note 6 of Notes to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         The Company operates its facilities in 48 locations, all of which are leased. These facilities are principally used for operations, general and administrative functions and training. Several of these facilities are primarily used as storage and warehouse space for strategic stocking. The chart below summarizes the locations of facilities which the Company leases as of September 30, 1996:

                                                             NUMBER OF
LOCATION                                                 LEASED PROPERTIES
--------                                                 -----------------
Canada
------

Alberta . . . . . . . . . . . . . . . . . . . . . . .              6
British Columbia  . . . . . . . . . . . . . . . . . .              6
Manitoba  . . . . . . . . . . . . . . . . . . . . . .              3
Nova Scotia . . . . . . . . . . . . . . . . . . . . .              1
Ontario . . . . . . . . . . . . . . . . . . . . . . .             10
Quebec. . . . . . . . . . . . . . . . . . . . . . . .              3
Saskatchewan  . . . . . . . . . . . . . . . . . . . .              3
                                                                  --
          Canadian Total. . . . . . . . . . . . . . .             32
                                                                  ==

U.S.
----
Arizona . . . . . . . . . . . . . . . . . . . . . . .              1
California  . . . . . . . . . . . . . . . . . . . . .              4
District of Columbia  . . . . . . . . . . . . . . . .              1
Illinois  . . . . . . . . . . . . . . . . . . . . . .              2
Maryland  . . . . . . . . . . . . . . . . . . . . . .              1
Massachusetts . . . . . . . . . . . . . . . . . . . .              1
New York  . . . . . . . . . . . . . . . . . . . . . .              2
Ohio  . . . . . . . . . . . . . . . . . . . . . . . .              1
Pennsylvania  . . . . . . . . . . . . . . . . . . . .              1
Texas . . . . . . . . . . . . . . . . . . . . . . . .              1
Washington  . . . . . . . . . . . . . . . . . . . . .              1
                                                                  --
          U.S.Total . . . . . . . . . . . . . . . . .             16
                                                                  ==

         The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 1995 and 1996 was approximately $458,000 and $1,177,000, respectively. The Company's principal executive offices are currently located in Mississauga, Ontario, although the Company anticipates that it will move such offices to Dallas, Texas within the next 18 months. See Note 7 of Notes to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings involving the Company other than routine litigation incidental to the Company's business, including numerous motor vehicle-related accident claims. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock began trading over-the-counter on the Nasdaq National Market under the symbol "DYMX" on August 13, 1996. As of October 17, 1996, the approximate number of holders of record of Common Stock was 61 and the last reported sales price of the Common Stock on the Nasdaq National Market was $11.625 per share.

         The Company has not declared or paid any cash dividends on its Common Stock since its inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not
anticipate paying any cash dividends in the foreseeable future.   In addition,
the Company's Credit Agreement restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data for the three years ended July 31, 1996 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31,

1992 and 1993 have been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The selected financial data are qualified in their entirety, and should be read in conjunction with, the Company's financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                              YEAR ENDED JULY 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1992(1)    1993       1994     1995(2)    1996(2)
                                                                  -------   -------    --------   -------    -------
 STATEMENT OF OPERATIONS DATA:
   SALES . . . . . . . . . . . . . . . . . . . . . . . . . .      $  219    $   728      $7,023   $21,032      $71,812
   COST OF SALES . . . . . . . . . . . . . . . . . . . . . .         148        419       5,212    14,336       50,018
                                                                  ------   --------    --------   -------     --------
     GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . .          71        309       1,811     6,696       21,794
   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  . . . . . .         226        752       2,449     7,068       17,545

   DEPRECIATION AND AMORTIZATION . . . . . . . . . . . . . .          25         54         322       690        1,542
                                                                  ------   --------    --------   -------     --------

     OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .        (180)      (497)       (960)   (1,062)       2,707
   INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . .          16         25         157       403        1,655
   OTHER (INCOME) EXPENSE  . . . . . . . . . . . . . . . . .          (5)       (14)                               --
                                                                  ------   --------    --------   -------     --------
                                                                                            (52)      157
                                                                  ------   --------    --------   -------     --------
     INCOME (LOSS) BEFORE TAXES  . . . . . . . . . . . . . .        (191)      (508)     (1,065)   (1,622)       1,052
   INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .          --         --          --         3          176
                                                                  ------   --------    --------   -------     --------
     NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . .      $ (191)     $ (508)    $(1,065)  $(1,625)    $    876
                                                                  ======      ======     =======   =======     ========
   NET INCOME (LOSS) PER COMMON SHARE(3) . . . . . . . . . .      $(0.12)     $(0.33)    $ (0.63)  $ (0.81)    $   0.23
                                                                  ======      ======     =======   =======     ========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . .      1,556       1,556       1,691     2,018        3,732
                                                                  ======      ======     =======   =======     ========
 OTHER DATA:
   EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION
     AND AMORTIZATION(4) . . . . . . . . . . . . . . . . . .       $(150)      $(429)      $(586)    $(529)      $4,249


                                    JULY 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1992       1993       1994        1995       1996
                                                          ----       ----       ----        ----       ----
BALANCE SHEET DATA:
  WORKING CAPITAL . . . . . . . . . . . . . . . . . .     $380         $36       $638      $1,484     $4,086
  TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .      599       1,286      8,134      17,194     34,999
  LONG-TERM DEBT, EXCLUDING  CURRENT PORTION  . . . .       --       1,037      1,999       5,924     20,036
  SHAREHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . .      410       (106)      3,389       4,650      6,158

(1) Represents results for the fourteen months ended July 31, 1992. The Company's predecessors began operations in June 1991.
(2) The historical statement of operations data for the years ended July 31, 1995 and 1996 include data for (i) Dynamex Express after May 31, 1995, the effective date of its acquisition by the Company and (ii) Mayne Nickless after December 28, 1995, the effective date of its acquisition by the Company.
(3) See Note 1 of Notes to the Consolidated Financial Statements.
(4) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. Cash flows provided by (used in) operating activities for the three years ended July 31, 1996 were ($980), ($944) and $2,380, respectively. Cash flows used in investing activities for the three years ended July 31, 1996 were $2,251, $7,995 and

    $13,192, respectively. Cash flows provided by financing activities for the three years ended July 31, 1996 were $3,964, $8,580 and $11,200, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report.

GENERAL

         The Company had no significant operations prior to the year ended July 31, 1992. Since that date, the Company has completed 17 acquisitions of same-day courier operations in the U.S. and Canada. Each of these acquisitions has been accounted for using the purchase method of accounting. Accordingly, the Company's historical results of operations for the three years ended July 31, 1996, reflect the results of acquired operations as of the date of acquisition. The most significant of these transactions were (i) the acquisition of Dynamex Express in May 1995, pursuant to which the Company acquired the majority of its Canadian operations and employed its Chief Executive Officer and certain other key employees, and (ii) the acquisition of Mayne Nickless in December 1995. The operating results attributable to the operations of Dynamex Express are included in the Company's historical results after May 31, 1995, and the operations of Mayne Nickless are included in the Company's historical results after December 28, 1995. Consequently, the year ended July 31, 1995 includes Dynamex Express operations for two months and does not include any operations of Mayne Nickless and the year ended July 31, 1996 includes twelve months of Dynamex Express operations and seven months of Mayne Nickless operations. As a result, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods, and in particular, the periods prior to the Company's acquisition of Dynamex Express are not necessarily comparable to the periods subsequent to such acquisition.

         Sales consist primarily of charges to customers for individual delivery services and weekly or monthly charges for recurring services, such as fleet management. Sales are recognized when the service is performed. The amount of yield (revenue per transaction) for a particular service is dependent upon a number of factors including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight, transported over longer distances and those that require special handling produce higher yields.

         Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs and third party delivery charges, if any. The Company almost exclusively utilizes drivers who own their own vehicles, and approximately 87% of these owner/operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the charge for a delivery. Consequently, the Company's costs directly associated with providing these services are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

         Selling, general and administrative expenses include costs incurred at the branch level related to taking orders, dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in selling, general and administrative expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

         Generally, the Company's on-demand services provide higher gross profit margins than do scheduled distribution or fleet management services because driver compensation for on-demand services is generally lower as a percentage of sales from such service. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company's margins are dependent in part on the mix of business for a particular period.

         As the Company has no significant investment in transportation equipment, depreciation and amortization expense relates to depreciation of office, communication and computer equipment and the amortization of intangible assets acquired in the Company's various acquisitions, each of which has been accounted for using the purchase method of accounting. The Company expects to continue to make acquisitions and anticipates that such acquisitions will be accounted for using the purchase method of accounting. As a consequence, it is likely that in the future the Company will incur additional expense from amortization of acquired intangible assets, including goodwill.

         The Company utilized approximately $4.8 million of the net proceeds from the IPO to redeem the junior subordinated debentures (the "Bridge Notes") due June 28, 2001, bearing interest at an annual rate of 12%. The carrying value of the Bridge Notes, approximately $4.2 million, is the estimated fair value of such facility at the date of its issuance plus the amortization of the difference between such estimated fair value and the principal amount through July 31, 1996. Consequently, in the first quarter of fiscal year 1997, the Company will incur an extraordinary loss in the amount of this difference, approximately $600,000, in connection with the redemption of the Bridge Notes upon the closing of the IPO.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain items from the Company's consolidated statement of operations, expressed as a percentage of sales:

                                                                            YEAR ENDED JULY 31,
                                                                            -------------------
                                                                    1994           1995           1996
                                                                    ----           ----           ----
 Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%         100.0%         100.0%
 Cost of sales . . . . . . . . . . . . . . . . . . . . . . .         74.2           68.2           69.7
                                                                   ------         ------         ------
   Gross profit  . . . . . . . . . . . . . . . . . . . . . .         25.8           31.8           30.3

 Selling, general and administrative expenses  . . . . . . .         34.9           33.6           24.4
 Depreciation and amortization . . . . . . . . . . . . . . .          4.6            3.3            2.1
                                                                  -------        -------        -------
   Operating income  . . . . . . . . . . . . . . . . . . . .        (13.7)          (5.1)           3.8
 Interest expense  . . . . . . . . . . . . . . . . . . . . .          2.2            1.9            2.3
 Other (income) expense  . . . . . . . . . . . . . . . . . .         (0.7)           0.7              --
                                                                  -------        -------           --------

   Income (loss) before taxes  . . . . . . . . . . . . . . .        (15.2)%         (7.7)%          1.5%
                                                                     ====            ===            ===


YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

         The year ended July 31, 1996 includes the results of Dynamex Express which was acquired by the Company on May 31, 1995. In addition, the results for that period include the results from the operations acquired from Mayne Nickless on December 29, 1995 for the period January through July 31, 1996. As a result of the Mayne Nickless acquisition, the Company obtained additional operations in Los Angeles, San Diego, San Francisco, Seattle, Pittsburgh, Boston, Washington D.C., Baltimore and Vancouver and Victoria, British Columbia.

         Sales increased $50.8 million, or 242%, from $21.0 million for the year ended July 31, 1995 to $71.8 million for the year ended July 31, 1996. Approximately $37.4 million of this increase is attributable to the acquired operations of Dynamex Express and approximately $14.6 million is attributable to the inclusion of the operations of Mayne Nickless. Sales attributable to the previously existing operations of the Company declined by approximately $1.2 million from the year ended July 31, 1995 to the year ended July 31, 1996 primarily due to a decline in sales in Arizona that was partially offset by increases in sales in Western Canada. In January and February 1996, severe winter storms in the Eastern United States resulted in a general disruption of commerce and therefore a decline in sales for the Company's operations in those areas.

         Cost of sales increased by $35.7 million, or 249%, from $14.3 million for the year ended July 31, 1995 to $50.0 million for the year ended July 31, 1996. Approximately $27.2 million of this increase is attributable to the operations of Dynamex Express and approximately $9.3 million is attributable to the operations of Mayne Nickless. This increase was partially offset by a decrease in the cost of sales from the existing operations of the Company. The Company's gross profit margin declined from 31.8% in the year ended July 31, 1995 to 30.3% in the year ended July 31, 1996. The decrease was primarily caused by two factors (i) the higher proportion of lower margin scheduled distribution and fleet management business arising from the inclusion of Dynamex Express operations in fiscal year 1996 (which decrease was partially offset by the additional higher margin on-demand business arising from the inclusion of Mayne Nickless operations during seven months of such period) and (ii) the decline in gross margin attributable to the Company's operations in Western Canada and Arizona due to competitive pressures and certain unprofitable business. To a lesser extent, the increased cost of providing service during the winter storms which occurred during the year ended July 31, 1996 had a negative impact on the Company's gross profit margin during such period.

         Selling, general and administrative expenses increased $10.5 million, or 148%, from $7.1 million for the year ended July 31, 1995 to $17.5 million for the year ended July 31, 1996, primarily because the 1996 period includes costs related to Dynamex Express operations and, to a lesser extent, costs related to Mayne Nickless operations. As a percentage of sales, selling, general and administrative expenses decreased from 33.6% for the year ended July 31, 1995 to 24.4% for the year ended July 31, 1996. This decrease resulted from a larger revenue base which enabled the Company to spread such costs over more sales, and the absence of certain revisions to accounting estimates made in the 1995 period. Despite this decrease, the Company has continued to invest in and to incur significant costs related to its national and regional marketing program. During the year ended July 31, 1995, the Company also revised its estimates of uncollectible accounts, accrued insurance costs and other accrued liabilities. As a result of these revisions, the Company recognized additional selling, general and administrative expenses of approximately $715,000.

         Depreciation and amortization expense for the year ended July 31, 1996 increased by $850,000, or 123% from $690,000 for the year ended July 31, 1995 to $1.5 million for the year ended July 31, 1996. Of this increase, approximately $461,000 relates to depreciation and amortization of assets related to Dynamex Express and approximately $389,000 relates to depreciation and amortization of assets related to Mayne Nickless.

         Interest expense increased $1.3 million, or 311%, from $403,000 for the year ended July 31, 1995 to $1.7 million for the year ended July 31, 1996. Increased debt of approximately $4.7 million incurred in connection with the acquisition of Dynamex Express created approximately $471,000 of this increase while additional debt of $12.3 million incurred in connection with the acquisition of Mayne Nickless resulted in increased interest expense of approximately $869,000. These increases were partially offset by lower average balances of other debt and reduced interest rates on certain debt refinanced at the time of the Mayne Nickless acquisition.

YEAR ENDED JULY 31, 1995 COMPARED TO YEAR ENDED JULY 31, 1994

         Effective May 31, 1995, the Company acquired Dynamex Express. As a result, the Company's operating results for the year ended July 31, 1995 include the results of Dynamex Express for the months of June and July. Sales increased by approximately $14.0 million, or 199%, from $7.0 million for fiscal year 1994 to $21.0 million for fiscal year 1995. Approximately $5.9 million of this increase relates to the inclusion of Dynamex Express for two months in fiscal year 1995. The balance of the increase results primarily from the inclusion of a full year of results from acquisitions made by the Company during fiscal year 1994.

         Cost of sales for fiscal 1995 increased approximately $9.1 million, or 175%, from $5.2 million in fiscal year 1994 to $14.3 million in fiscal year 1995, as a result of the increase in sales discussed above. Approximately $4.2 million of this increase is attributable to the inclusion of the operations of Dynamex Express in 1995. The Company's gross profit margin increased to 31.8% in fiscal 1995 as compared to 25.8% in fiscal 1994. This increase resulted primarily from the change in business mix resulting from the acquired businesses, including Dynamex Express. The businesses acquired by the Company during fiscal 1994 had generally higher gross profit margins than the Company's previously existing operations due to a higher proportion of on-demand business, and as a consequence, the Company's average gross profit margin increased during fiscal 1995. The operations of Dynamex Express historically had a lower gross profit margin than the businesses acquired by the Company during 1994, but a higher gross profit margin than the Company's previously existing operations.

         Selling, general and administrative expenses increased approximately $4.7 million, or 189%, from $2.4 million in fiscal 1994 to $7.1 million in fiscal 1995, due in part to the increased administrative activities associated with the growth in revenues and the additional locations of the businesses acquired in fiscal 1995 and 1994. As a percentage of sales, selling, general and administrative expenses decreased in fiscal 1995 to 33.6% compared to 34.9% in fiscal 1994.

         Depreciation and amortization expense increased by $368,000, or 114%, from $322,000 in fiscal 1994 to $690,000 in fiscal 1995. Of this increase, approximately $76,000 relates to depreciation and amortization of assets related to Dynamex Express with the balance relating to amortization of costs attributable to acquisitions made during fiscal 1994.

         Interest expense increased by $246,000, or 157%, from $157,000 in fiscal 1994 to $403,000 in fiscal 1995, as a result of debt incurred or assumed in connection with these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements relate to its acquisition strategy and, to a lesser extent, working capital and capital expenditures. Since July 31, 1992, the Company has completed 17 acquisitions of same-day courier companies with consideration therefor, including transaction costs, aggregating approximately $42.1 million (of which approximately $26.8 million was paid in cash). For the years ended July 31, 1996 and 1995, capital expenditures were approximately $579,000 and $213,000, respectively. As of July 31, 1996, the Company's working capital was approximately $4.1 million. Prior to the year ended July 31, 1996, the Company's operations did not produce positive cash flow from operations, and the Company's capital needs during these periods were supplied from bank borrowings, seller financing and the private placement of debt and equity securities. In December 1995, the Company entered into a bank credit facility to provide funds for the acquisition of Mayne Nickless and to refinance a significant portion of the seller financing that had been incurred in connection with prior acquisitions. In August 1996, the Company amended and restated this credit facility (the "Credit Agreement") to provide for a $40.0 million revolving credit facility. As of September 30, 1996, approximately $8.3 million was outstanding under the Credit Agreement.

         An integral part of the Company's business strategy is to pursue acquisitions. Therefore, the Company's need for capital related to acquisitions is expected to be significant in the future. As a result of increasing sales arising from new acquisitions as well as internal growth, the Company also anticipates that it will need additional working capital from time to time to finance the resulting increase in accounts receivable in relation to accounts payable. Capital expenditures, other than for acquisitions, are not expected to increase materially in relation to total capital needs in the foreseeable future.

         Management expects to fund the capital requirements discussed above primarily from three sources: (i) the issuance of additional common equity in connection with future acquisitions; (ii) cash flow from operations; and (iii) additional borrowings from banks.

         The Company's credit facility under the Credit Agreement consists of a revolving note of up to $40.0 million with interest payable quarterly at the prime rate, or certain other rate options based on certain financial ratios of the Company. Any amounts outstanding under the revolving note on May 31, 1998 will be converted to a term facility which will be repayable in nineteen equal quarterly installments of principal over a five year period. Interest on the term facility is payable quarterly at the prime rate, or certain other rate options based on certain financial ratios of the Company.

         Amounts outstanding under the Credit Agreement are secured by essentially all of the assets of the Company and its subsidiaries. The Credit Agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. See Note 6 of Notes to the Consolidated Financial Statements.

         Management believes that sources of capital discussed above, namely cash flow from operations and the Company's credit facility will be sufficient to allow the Company to successfully pursue its business strategy over the next 18 to 24 months. It is anticipated that future acquisitions will be structured with a combination of cash and the Company's Common Stock being used as consideration. The amount of capital available for future acquisitions will depend in part on the willingness of sellers to accept the Company's Common Stock as partial consideration. This in turn will be dependent in part on the financial performance and condition of the Company as well as general market conditions. If unable to utilize its Common Stock to finance such acquisitions, or if the size and number of acquisitions utilizes its available resources or exceeds the threshold above which lender approval is required under the Credit Agreement and such approval is not obtained, the Company may be forced to seek other sources of capital such as additional debt or equity financing. There can be no assurance that such additional sources of capital will be available or that they will be available on terms which are acceptable to the

Company. These factors could serve to negatively affect the Company's ability to implement its business strategy in the manner, or within the time frame, anticipated by management.

INFLATION

         The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future.

ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to continue with the accounting under APB 25 must provide certain pro forma disclosures of net income, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into in fiscal 1997. The Company is currently evaluating its alternatives under SFAS 123, and its impact on operating results, when adopted by the Company, is not presently known.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The following table sets forth certain information concerning each of the persons who are (i) executive officers, (ii) key employees or (iii) directors.

 NAME                            AGE    POSITION(S)
 ----                            ---    -----------
 Richard K. McClelland . . .      44    Chairman  of  the  Board,  President,  Chief
                                        Executive Officer and Director
 Robert P. Capps . . . . . .      42    Vice    President-Finance    and   Corporate
                                        Development,    Treasurer   and    Assistant
                                        Secretary
 Martin A. Piccolo . . . . .      40    Vice President, Controller and Secretary
 James R. Aitken . . . . . .      36    General Manager -- Eastern Canada
 Catherine J. Taylor . . . .      41    General Manager -- Midwestern Canada
 Ralph Embree  . . . . . . .      46    General Manager -- Eastern U.S.
 Thomas R. Stotler . . . . .      55    General Manager -- Western U.S.
 James M. Hoak . . . . . . .      52    Director
 Stephen P. Smiley . . . . .      47    Director(2)
 Wayne Kern  . . . . . . . .      63    Director
 Brian J. Hughes . . . . . .      35    Director(1)(2)
 Kenneth H. Bishop . . . . .      59    Director(1)(2)
 E. T. Whalen  . . . . . . .      63    Director

---------------

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

         Richard K. McClelland became the President and Chief Executive Officer of the Company in May 1995 upon the closing of the Company's acquisition of Dynamex Express, where he also served as President since 1988. He was elected as Chairman of the Board of the Company in February 1996. Prior to joining Dynamex Express in 1986, Mr. McClelland held a number of advisory and management positions with the Irving Group, Purolator Courier Ltd. and Sunbury Transport Ltd., where he was engaged in the domestic and international same-day air, overnight air, and trucking businesses.

         Robert P. Capps has served as Vice President of Finance and Corporate Development, Treasurer and Assistant Secretary of the Company since February 1996. Mr. Capps served in various financial management capacities with Hadson Corporation (an energy company) from February 1986 through June 1995 and was Executive Vice President and Chief Financial Officer from May 1991 through June 1995. In October 1992, Hadson Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Code. Hadson Corporation's plan of reorganization was confirmed in November 1992. Mr. Capps is a certified public accountant.

         Martin A. Piccolo became the Controller of the Company in May 1995 upon the closing of the Company's acquisition of Dynamex Express, where he also served in such capacity. He was elected as Secretary of the Company in September 1995, served as its Treasurer from September 1995 through January 1996 and was elected as a Vice President of the Company in August 1996. Mr. Piccolo joined Dynamex Express in January 1989 and has over 15 years experience in the courier industry.

         James R. Aitken has served as the General Manager -- Eastern Canada since February 1996. He joined the Company in May 1995 in conjunction with the Company's acquisition of Dynamex Express. Prior to joining the Company, Mr. Aitken was the Director of Sales and Marketing with Dynamex Express, where he was employed from 1988 to May 1995. During his employment with Dynamex Express, Mr. Aitken worked in sales and marketing, regional and branch management and client development. Mr. Aitken has over 17 years of experience in the courier industry.

         Catherine J. Taylor has served as the General Manager -- Midwestern Canada since May 1996. She joined the Company in August 1995 as Sales Manager -
- Eastern Canada. Prior to joining the Company, Mrs. Taylor was employed by The Swift Transportation Group from 1982 where she held various management and supervisory positions. Ms. Taylor has over 14 years of experience in the courier industry.

         Ralph Embree has served as the General Manager -- Eastern U.S. since February 1996. He joined the Company in December 1995 in conjunction with the Company's acquisition of Mayne Nickless. Prior to joining the Company, Mr. Embree held a variety of operations, sales and management positions with Mayne Nickless where he was employed for seven years. Mr. Embree has over 17 years of experience in the courier industry.

         Thomas R. Stotler has served as the General Manager -- Western U.S. since February 1996. He joined the Company in December 1995 in conjunction with the Company's acquisition of Mayne Nickless. Prior to joining the Company, Mr. Stotler was employed by Mayne Nickless for over eight years as a branch manager and regional operations manager. Mr. Stotler has over 18 years of experience in the courier industry.

         James M. Hoak has served as a director of the Company since February 1996. Mr. Hoak founded Heritage Communications, Inc. (a diversified communications company) in 1971 and served as its Chief Executive Officer until 1991. From 1991 to 1995, Mr. Hoak served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). Mr. Hoak has served as Chairman of the Board of Heritage Media Corporation (a company engaged in targeted marketing services and broadcasting) since its inception in 1987. Mr. Hoak has served as the Chairman of the general partner of Cypress from its inception in 1992 and as the Chairman of Hoak Capital Corporation (a private investment company) since its inception in 1991. Since July 1996, Mr. Hoak has served as the Chairman and a director of Hoak Breedlove Wesneski & Co. (an investment banker, securities broker-dealer and one of the representatives of the underwriters in the IPO). Mr. Hoak is a director of Airgas, Inc., MidAmerican Energy Company, Pier 1 Imports, Inc. and Texas Industries, Inc. See "Certain Transactions."

         Stephen P. Smiley has served as a director of the Company since 1993 and was a Vice President of the Company from December 1995 through February 1996. Mr. Smiley was President of Hoak Capital Corporation from 1991 through February 1996 and served as President of the general partner of Cypress from its inception in 1992 through January 1996. Mr. Smiley has been Executive Vice President of Hunt Financial Corp. (a private investment company) since February 1996. Mr. Smiley is also a director of Sun Coast Industries, Inc. (a plastics manufacturer).

         Wayne Kern has served as a director of the Company since February 1996. Mr. Kern has served as Senior Vice President and Secretary of Heritage Media Corporation since 1987. From 1991 to 1995, Mr. Kern also served as Executive Vice President of Crown Media, Inc. From 1979 to 1991, Mr. Kern served as the Executive or Senior Vice President, General Counsel and Secretary of Heritage Communications, Inc.

         Brian J. Hughes has served as a director of the Company since May 1995. Mr. Hughes has served as the Vice President -- Investments of both Preferred Risk Life Insurance Company and Preferred Risk Mutual Insurance Company since September 1992. Mr. Hughes has been a member of the Advisory Board of Cypress since March 1993. From 1986 to 1992, Mr. Hughes served as Assistant Vice President -- Investments at Boatmen's National Bank.

         Kenneth H. Bishop has served as a director of the Company since August 1996. From 1974 to August 1996, Mr. Bishop was President and General Manager of Zipper Transportation Services, Ltd. and a related company (together "Zipper") which operated a same-day delivery business in Winnipeg, Manitoba. Zipper was acquired by the Company in August 1996. See "Business -- Recent Acquisitions."

         E. T. Whalen has served as a director of the Company since August 1996. Mr. Whalen is currently a consultant to Gateway Freight Services, an entity providing freight forwarding services to major international airlines. From 1965 until January 1996, Mr. Whalen was employed by Japan Airlines in various management positions, including Staff Vice President-Cargo from October 1986.

BOARD OF DIRECTORS

         The Board of Directors of the Company consists of seven members. Each director will hold office until the annual meeting of the stockholders of the Company next following his election, and until his successor is elected and qualified. The holders of a majority of the outstanding shares of Common Stock present and entitled to vote at a meeting of stockholders are entitled to elect all of the directors.

         Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company will receive an annual fee of $6,000 as compensation for his or her services as a member of the Board of Directors. Non-employee directors will receive an additional fee of $500 for each meeting of the Board of Directors attended in person by such director and $250 for each telephonic meeting in which such director participates. Non-employee directors who serve on a committee of the Board of Directors will receive $500 for each committee meeting attended in person and $250 for each telephonic committee meeting in which such director participates. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacities as directors of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established two committees: a Compensation Committee and an Audit Committee. Each of these committees has two or more members who serve at the discretion of the Board of Directors. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to compensation of executive officers, other compensation matters and awards under the Company's stock option plan. The Audit Committee is responsible for reviewing the Company's financial statements, audit reports, internal financial controls and the services performed by the Company's independent public accountants, and for making recommendations with respect to those matters to the Board of Directors.

ITEM 11.         EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and the other executive officers of the Company whose total cash compensation for the fiscal year ended July 31, 1996 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                                                               COMPENSATION
                                                                                                  AWARDS
                                                                                                  ------
                                                                           ANNUAL
                                                                        COMPENSATION            SECURITIES
                                                                                                UNDERLYING
                     NAME AND                         FISCAL        SALARY        BONUS           OPTIONS
                PRINCIPAL POSITION                     YEAR          ($)           ($)              (#)
                ------------------                     ----          ---           ---              ---
 Richard K. McClelland
   President and Chief Executive Officer . . . .      1996        194,467        50,790             --
                                                      1995(1)      22,050         --             103,000


(1) Mr. McClelland was employed by the Company as of May 31, 1995, the date of the Company's acquisition of Dynamex Express. Consequently, Mr. McClelland's salary for fiscal year 1995 as set forth above represents only two months of his annual salary. Had Mr. McClelland been employed for the entire twelve months of fiscal year 1995, his salary for such year would have been approximately $132,300.

EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company has entered into an employment agreement with Mr. McClelland. Such agreement provides for the payment of a base salary in the annual amount of $200,000, participation in an executive bonus plan, an auto allowance of approximately Cdn $900 per month and participation in other employee benefit plans. The agreement also provides that upon Mr. McClelland's exercise of certain stock options to purchase 48,000 shares of Common Stock, the Company shall pay Mr. McClelland a bonus equal to the exercise price multiplied by the number of shares to be purchased by virtue of such exercise. Unless terminated earlier, the employment agreement shall continue until May 31, 2000, upon which date, such agreement will be automatically extended for successive one-year renewal terms unless the Company gives Mr. McClelland notice upon the terms provided in such agreement. Additionally, upon a sale or transfer of substantially all of the assets of the Company or certain other events that constitute a change of control of the Company, including the acquisition by a stockholder, other than certain named stockholders, of securities representing 15% of the votes that may be cast for director elections, the Company or its successor, as the case may be, shall continue to pay Mr. McClelland the compensation set forth in such agreement for the greater of two years from the date of such change of control or the remainder of the term of the agreement.

STOCK OPTION PLAN

         The Company maintains the Dynamex Inc. 1996 Stock Option Plan (the "Option Plan") which provides for the grant of options to eligible employees and directors for the purchase of Common Stock of the Company. The Option Plan covers, in the aggregate, a maximum of 630,000 shares of Common Stock. The Option Plan provides for the granting of both incentive stock options (as defined in Section 422A of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422A). In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The grant of options to purchase such restricted stock may be based upon the attainment of performance goals prescribed by the Compensation Committee of the Board of Directors (the "Committee"). Under the Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option.

         The Committee administers and interprets the Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers. The Committee designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Options under the Option Plan generally vest over a five year period. Certain changes in control of the Company will cause the options to vest immediately. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the date of grant. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with the Company.

         Non-employee members of the Board of Directors will receive annual grants of options under the Option Plan. The initial grant to such directors shall consist of options to purchase 2,000 shares of Common Stock at fair market value and shall be granted upon the later of (i) the closing of the IPO or (ii) the date such director is initially elected. Thereafter, on the anniversary of the initial grant, options to purchase 2,000 shares of Common Stock at the then fair market value will be automatically granted to each director then serving. Such options will be immediately vested in full. Each option granted to directors under the Option Plan must be exercised, if at all, during a period established in the grant, which may not exceed 10 years from the date of grant. An optionee may not transfer or assign any options granted and may not exercise any options after a specified period subsequent to the termination of the optionee's service on the Board of Directors. Any options granted to an optionee will immediately terminate upon removal of such optionee from the Board of Directors for cause.

         As of September 30, 1996, options to purchase 471,384 shares were outstanding and (i) 214,384 of these options have a weighted average exercise price of $3.84 per share and expire between November 2003 and July 2005 and
(ii) 257,000 of these options (99,000 of which were granted to Mr. McClelland) have an exercise price of $8.00 per share and will expire in August 2006. A total of 158,616 shares remained available for future grants under the Option Plan. The Company did not grant any options to purchase Common Stock under the Option Plan in fiscal year 1996.

FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the unexercised options to purchase shares of the Company's Common Stock granted under the Option Plan to the executive officers named in the Summary Compensation Table and held by them at July 31, 1996.

                         FISCAL YEAR-END OPTION VALUES


                                                              AS OF JULY 31, 1996
                                                              -------------------
                                          NUMBER OF SECURITIES
                                         UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                                                 OPTIONS                        IN-THE-MONEY OPTIONS(1)
                                                 -------                        -----------------------
              NAME                    EXERCISABLE        UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
              ----                    -----------        -------------       -----------       --------------
 Richard K. McClelland . . . .           59,000              44,000          $221,250(2)         $165,000


(1) Based on the IPO price of $8.00 per share less the exercise price payable for such shares.

(2) Does not give effect to the Company's agreement to pay a cash bonus to Mr. McClelland upon his exercise of his option to purchase all or any of these 48,000 shares of Common Stock equal to the exercise price multiplied by the number of shares to be purchased by virtue of such exercise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 1996, the Compensation Committee of the Company's Board of Directors consisted of two members, Messrs. Smiley and Hughes. Mr. Smiley was a Vice President of the Company from December 1995 through February 1996, although he received no compensation for the services he rendered to the Company in such capacity. Mr. Bishop became a member of the Compensation Committee concurrently with his election to the Board of Directors in August 1996. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

         The Company's Restated Certificate of Incorporation limits the liability of directors of the Company to the Company or its stockholders to the fullest extent permitted by Delaware General Corporation Law (the "DGCL"). Accordingly, pursuant to the terms of the DGCL presently in effect, the Company's directors will not be liable to the Company or its stockholders for monetary damages for breach of the directors' fiduciary duty as a director, except for liability (i) for any breach of the directors' duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions will be to eliminate the rights of the Company and its stockholders (through stockholders' derivative suits on behalf of the Company) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above. These provisions will not limit the liability of directors under federal securities laws. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

         The Company's Bylaws provide that the Company shall indemnify each of its directors and officers, acting in such capacity, so long as such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. Such indemnification may be made only upon a determination by the Board of Directors that such indemnification is proper in the circumstances because the person to be indemnified has met the applicable standard of conduct to permit indemnification under the law. The Company is also required to advance to such persons payment for their expenses incurred in defending a proceeding to which indemnification might apply, provided the recipient provides an undertaking agreeing to repay all such advanced amounts if it is ultimately determined that he is not entitled to be indemnified.

         The Company has also entered into indemnification agreements with each of its directors and certain of its executive officers. Pursuant to these agreements, the Company is obligated, to the extent permitted by law, to indemnify these persons against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or officers of the Company or that they are or were serving at the request of the Company as an officer or director of another corporation or enterprise, except that if the acts of such an indemnitee are found by a court of proper jurisdiction to be intentional or willful, the Company will not be liable to indemnify such indemnitee.

         As of this date hereof, there is no pending litigation or proceeding involving a director, officer, employee or agent of the Company where indemnification will be required or permitted, and the Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 17, 1996 for
(i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director and each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.


                                                                                      SHARES BENEFICIALLY
                                                                                             OWNED
 NAME                                                                               NUMBER(1)       PERCENT
 ----                                                                               ---------       -------
 Directors, Nominees and Executive Officers:
 Richard K. McClelland . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,000        *
 James M. Hoak(2)(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,353,752         35.2 %
 Stephen P. Smiley . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,160        *
 Wayne Kern  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,640        *
 Brian J. Hughes(4)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          -
 Kenneth H. Bishop . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,922        *
 E. T. Whalen  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,000        *
 All directors and executive officers as a group (9 individuals) . . . . . . .       2,484,874        36.7
 Other 5% Stockholders:
 Cypress Capital Partners I, L.P.(3) . . . . . . . . . . . . . . . . . . . . .       2,141,752        32.0
   One Galleria Tower,
   Suite 1650, 13355 Noel Road,
   Dallas, Texas 75240
 Preferred Risk Mutual Insurance Company(5)  . . . . . . . . . . . . . . . . .         336,116         5.0
   111 Ashworth Road
   West Des Moines, Iowa 50265


 *  Indicates less than 1%

(1) Includes shares issuable upon the exercise of stock options outstanding and fully vested as of December 17, 1996.

(2) Mr. Hoak's address is One Galleria Tower, Suite 1650, 13355 Noel Road, Dallas, Texas 75240. Includes 2,141,752 shares owned by Cypress, of which Mr. Hoak is the Chairman and sole shareholder of its 5% general partner and a 45% limited partner. Excludes 4,800 shares owned by Mr. Hoak's wife, as to which shares Mr. Hoak disclaims beneficial ownership.

(3) Includes 2,141,752 shares beneficially owned by James M. Hoak in his capacity as the Chairman and sole shareholder of the general partner of Cypress.

(4) Excludes 336,116 shares beneficially owned by Preferred Risk Life Insurance Company and Preferred Risk Mutual Insurance Company, each of which employs Mr. Hughes as Vice President- Investments. Mr. Hughes disclaims beneficial ownership of such shares.

(5) Includes 168,056 shares beneficially owned by its affiliate Preferred Risk Life Insurance Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1995, in connection with the acquisition of Mayne Nickless, the Company issued $4.5 million of Bridge Notes including (i) $1.0 million to Cypress, (ii) an aggregate of approximately $1.8 million to various limited partners of Cypress (including Preferred Risk Mutual Insurance Company and Preferred Risk Life Insurance Company (each a stockholder of the Company and an employer of Brian J. Hughes, a director of the Company) and Stephen P. Smiley (a director of the Company)) and certain affiliates of Cypress' general partner and (iii) an aggregate of approximately $1.8 million to James M. Hoak and the general partner of Cypress. James M. Hoak, a director of the Company, is the Chairman and sole stockholder of the general partner of Cypress and such general partner owns a 5% partnership interest in Cypress. Additionally, Mr. Hoak is a limited partner owning a 45% interest in Cypress. The holders of Bridge Notes received the Bridge Warrants, which enabled the holders upon exercise of such warrants to purchase an aggregate of 540,000 shares of Common Stock at a price of $.025 per share. In August 1996, the Company redeemed the Bridge Notes and the Bridge Warrants were exercised by the holders thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Principal Stockholders."

         In January 1996, the Company paid HSC Investments Corp. a fee of $70,000 for investment banking services rendered in connection with the Company's acquisition of Mayne Nickless and $165,000 for the arrangement of bank financing related to that acquisition. In August 1996, the Company paid Hoak Breedlove Wesneski & Co. usual and customary fees related to investment banking services rendered in such firm's capacity as a co-manager of the IPO. James M. Hoak is the Chairman and principal shareholder of HSC Investments Corp., substantially all the assets of which were sold to Hoak Breedlove Wesneski & Co., one of the underwriters' representatives in the IPO, in July 1996. Mr. Hoak is the Chairman and a director of Hoak Breedlove Wesneski & Co. In addition, Mr. Hoak is a principal stockholder of Hoak Breedlove Wesneski & Co.'s parent corporation and Wayne Kern, a director of the Company, is the Secretary of such corporation.

         In August 1996, the Company purchased from Kenneth Bishop, now a director of the Company, all of the outstanding stock of Zipper for an aggregate purchase price of approximately Cdn $2.5 million (approximately $1.8 million, as converted using an exchange rate of 0.73 U.S. dollars to 1.00 Canadian dollars) in cash and 56,922 shares of Common Stock. In addition, simultaneously with the closing of such acquisition, the Company repaid Zipper's bank indebtedness of approximately Cdn $445,000 (approximately $325,000, as converted using an exchange rate of 0.73 U.S. dollars to 1.00 Canadian dollars). Mr. Bishop became a director of the Company upon consummation of such acquisition. See "Business -- Recent Acquisitions."

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   (1) and (2)  Financial Statements and Schedules

                  Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.

            (a)   (3)  Exhibits

                  Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.

            (b)   Reports on Form 8-K

                  The Company was not required to file any reports on Form 8-K during the fiscal quarter ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Dynamex Inc.,
                              a Delaware corporation



                              By: /s/ Robert P. Capps
                                  ----------------------------------------------
                                      Robert P. Capps, Vice President of Finance
                                      and Corporate Development

Dated: October 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 22, 1996.

         Name                                           Title
         ----                                           -----
/s/ Richard K. McClelland               Chairman of the Board, Chief Executive
-----------------------------------     Officer, President and Director
Richard K. McClelland                   (Principal Executive Officer)

/s/ Robert P. Capps                     Vice President-Finance and
-----------------------------------
Robert P. Capps                         Corporate Development
                                        (Principal Financial Officer)

/s/ Martin A. Piccolo                   Vice President, Controller and Secretary
-----------------------------------
Martin A. Piccolo                       (Principal Accounting Officer)


/s/ James M. Hoak                       Director
-----------------------------------
James M. Hoak


/s/ Wayne Kern                          Director
-----------------------------------
Wayne Kern


/s/ Stephen P. Smiley                   Director
-----------------------------------
Stephen P. Smiley


/s/ Brian J. Hughes                     Director
-----------------------------------
Brian J. Hughes


                                        Director
-----------------------------------
Kenneth Bishop


                                        Director
-----------------------------------
E. T. Whalen

                        INDEX TO FINANCIAL STATEMENTS


                                                                                 Page
                                                                                 ----
DYNAMEX INC. AND SUBSIDIARIES
     Independent Auditors' Report                                                 F-2
     Consolidated Balance Sheets, July 31, 1995 and 1996                          F-3
     Consolidated Statements of Operations for each of the years
        in the three-year period ended July 31, 1996                              F-4
     Consolidated Statements of Stockholders' Equity for the three years ended
        July 31, 1996                                                             F-5
     Consolidated Statements of Cash Flows for each of the years in the
        three-year period ended July 31, 1996                                     F-6
     Notes to the Consolidated Financial Statements                               F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
   Stockholders of Dynamex Inc.


We have audited the accompanying consolidated balance sheets of Dynamex Inc. and subsidiaries as of July 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynamex Inc. and subsidiaries as of July 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended July 31, 1996 in conformity with generally accepted accounting principles.





Toronto, Canada
September 20, 1996, except for Note 3(b)(ii) which is as of October 1, 1996

DYNAMEX INC. AND SUBSIDIARIES
(FORMERLY PARCELWAY SYSTEMS HOLDING CORP.)
CONSOLIDATED BALANCE SHEETS
JULY 31, 1995 AND 1996
(IN THOUSANDS EXCEPT STOCK DATA)
================================================================================

                                                                        1995        1996
                                                                    --------    --------
ASSETS

CURRENT
   Cash and cash equivalents                                        $    506    $    894
   Accounts receivable (net of allowance for doubtful accounts of
      $122 and $281 at July 31, 1995 and 1996, respectively)           7,208      11,141
   Prepaid and other current assets                                      390         856
----------------------------------------------------------------------------------------
                                                                       8,104      12,891

PROPERTY AND EQUIPMENT - net (Note 5)                                  1,519       2,047
INTANGIBLES - net (Note 4)                                             7,194      18,196
DEFERRED OFFERING EXPENSES                                              --           763
OTHER ASSETS                                                             377       1,102
----------------------------------------------------------------------------------------
                                                                    $ 17,194    $ 34,999
========================================================================================

LIABILITIES

CURRENT
   Line of credit                                                   $  2,686    $   --
   Accounts payable trade                                                481       1,088
   Accrued liabilities
      Broker commissions                                                 808       1,348
      Wages                                                              177         667
      Outside transportation                                              85         129
      Other                                                            1,859       3,302
   Current portion of long-term debt (Note 6)                            524       2,271
----------------------------------------------------------------------------------------
                                                                       6,620       8,805

LONG-TERM DEBT (Note 6)                                                5,924      20,036
----------------------------------------------------------------------------------------
                                                                      12,544      28,841
----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

      Preferred stock; 10,000,000 shares authorized;
        none outstanding                                                --          --
      Common stock; 50,000,000 shares authorized;
        2,543,460 shares outstanding                                      25          25
      Stock warrants (Note 6)                                           --           624
      Additional paid-in capital                                       8,756       8,756
      Accumulated deficit                                             (4,138)     (3,262)
      Unrealized foreign currency translation adjustment                   7          15
----------------------------------------------------------------------------------------
                                                                       4,650       6,158
----------------------------------------------------------------------------------------
                                                                    $ 17,194    $ 34,999
========================================================================================



        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1994, 1995 AND 1996
(IN THOUSANDS EXCEPT PER SHARE DATA)
================================================================================

                                                    1994        1995        1996
                                                --------    --------    --------

SALES                                           $  7,023    $ 21,032    $ 71,812

COST OF SALES                                      5,212      14,336      50,018
--------------------------------------------------------------------------------
GROSS PROFIT                                       1,811       6,696      21,794

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                         2,449       7,068      17,545

DEPRECIATION AND AMORTIZATION                        322         690       1,542
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                             (960)     (1,062)      2,707

INTEREST EXPENSE                                     157         403       1,655

OTHER (INCOME) EXPENSE                               (52)        157        --
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES                        (1,065)     (1,622)      1,052

INCOME TAXES                                        --             3         176
--------------------------------------------------------------------------------
NET INCOME (LOSS)                               $ (1,065)   $ (1,625)   $    876
================================================================================

Net income (loss) per common share              $  (0.63)   $  (0.81)   $   0.23
   Weighted average common shares outstanding      1,691       2,018       3,732
================================================================================



        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 1994, 1995 AND 1996
(IN THOUSANDS)
================================================================================

                                                                   Redeemable                 Additional
                                                                   Preferred                    Paid-in
                                           Common Stock              Stock         Warrants    Capital
                                         -----------------     ------------------  --------  ------------
                                         Shares  Par Value     Shares   Par Value
                                         ------  ---------     ------   ---------
BALANCE, AUGUST 1, 1993                     17    $   --           2    $    150    $   --     $   451
   Stock dividend                          296           3      --          --          --          (3)
   Purchase of redeemable preferred
      stock                               --          --          (2)       (150)       --         (75)
   Sale of common stock                    345           3      --          --          --       1,114
   Sale of redeemable preferred stock     --          --         309           3        --       3,815
   Dividends on convertible
      deemable preferred stock            --          --        --          --          --        --
   Escrow shares surrendered              (142)         (1)     --          --          --           1
   Net loss                               --          --        --          --          --        --
-------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1994                     516           5       309           3        --       5,453
   Sale of common stock                    608           6      --          --          --       2,539
   Conversion of redeemable
      preferred stock to common stock    1,236          12      (309)         (3)       --          (9)
   Dividend on redeemable
      preferred stock                     --          --        --          --          --        --
   Dividend and interest expense
      converted to common stock            183           2      --          --          --         773
   Unrealized foreign currency
      translation adjustment              --          --        --          --          --        --
   Net loss                               --          --        --          --          --        --
-------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1995                   2,543          25      --          --          --       8,756
   Sale of stock warrants                 --          --        --          --           624      --
   Unrealized foreign currency
      translation adjustment              --          --        --          --          --        --
   Net income                             --          --        --          --          --        --
-------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996                   2,543    $     25      --      $   --      $    624   $ 8,756
=======================================================================================================
                                                      Unrealized
                                                        Foreign
                                                       Currency
                                       Accumulated    Translation
                                         Deficit      Adjustment     Total
                                       -----------    -----------   --------

BALANCE, AUGUST 1, 1993                  $   (708)      $   --      $  (107)
   Stock dividend                            --             --         --
   Purchase of redeemable preferred
      stock                                  --             --          (75)
   Sale of common stock                      --             --        1,117
   Sale of redeemable preferred stock        --             --        3,818
   Dividends on convertible
      deemable preferred stock               (299)          --         (299)
   Escrow shares surrendered                 --             --         --
   Net loss                                (1,065)          --       (1,065)
----------------------------------------------------------------------------
BALANCE, JULY 31, 1994                     (2,072)          --        3,389
   Sale of common stock                      --             --        2,545
   Conversion of redeemable
      preferred stock to common stock        --             --         --
   Dividend on redeemable
      preferred stock                        (441)          --         (441)
   Dividend and interest expense
      converted to common stock              --             --          775
   Unrealized foreign currency
      translation adjustment                 --                7          7
   Net loss                                (1,625)          --       (1,625)
----------------------------------------------------------------------------
BALANCE, JULY 31, 1995                     (4,138)             7      4,650
   Sale of stock warrants                    --             --          624
   Unrealized foreign currency
      translation adjustment                 --                8          8
   Net income                                 876           --          876
----------------------------------------------------------------------------
BALANCE, JULY 31, 1996                   $ (3,262)      $     15    $ 6,158
============================================================================

        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1994, 1995 AND 1996
(IN THOUSANDS EXCEPT SHARE DATA)
================================================================================

                                                                                    1994        1995        1996
                                                                                --------    --------    --------
OPERATING ACTIVITIES
   Net income (loss)                                                            $ (1,065)   $ (1,625)   $    876
   Adjustment to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                321         678       1,542
        Loss on disposal of property and equipment                                     1          12
        Loss on disposal Tuscon division                                            --            18        --
        Unrealized foreign currency adjustment                                      --             7           8
        Dividend and interest expense converted to common stock                     --            57        --
   Changes in assets and liabilities:
      Cash restricted for acquisition of businesses or payment
        of debt from acquisition of businesses                                        77         (18)       --
      Accounts receivable                                                           (611)         (6)       (627)
      Prepaids and other assets                                                      (89)        172        (341)
      Accounts payable and accrued liabilities                                       386        (239)        922
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                              (980)       (944)      2,380
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for acquisitions                                                      (2,185)     (7,794)    (12,613)
   Purchase of property and equipment                                                (66)       (213)       (579)
   Proceeds from sale of property and equipment                                     --            12        --
-----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                          (2,251)     (7,995)    (13,192)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Principal payment on long term debt                                            (1,361)     (1,110)     (5,064)
   Net borrowings under line of credit                                               522       2,797      (2,686)
   Proceeds from issuance of long term debt                                         --         4,709      20,470
   Proceeds from issuance of stock warrants                                         --          --           624
   Purchase of redeemable preferred stock                                            (75)       --          --
   Net proceeds from sale of common stock                                          4,934       2,460        --
   Dividends paid                                                                     (9)        (21)       --
   Other assets, deferred offering expenses and intangibles                          (47)       (255)     (2,144)
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                       3,964       8,580      11,200
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                      733        (359)        388

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         132         865         506
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $    865    $    506    $    894
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
      Cash paid for interest                                                    $    181    $    403    $  1,114
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
      Capital lease obligation                                                  $     84    $   --      $     43
-----------------------------------------------------------------------------------------------------------------
      Note issued for sale of 30,912 shares of common stock                     $    100    $   --      $   --
-----------------------------------------------------------------------------------------------------------------
      Inconjunction with the acquisitions described in Note 3, liabilities were assumed as follows:
           Fair value of assets acquired                                        $  5,629    $ 10,188    $ 15,243
           Cash paid                                                              (2,184)     (2,920)    (12,613)
-----------------------------------------------------------------------------------------------------------------
      Liabilities assumed and incurred and issuance of notes payable            $  3,445    $  7,268    $  2,630
=================================================================================================================


        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Dynamex Inc. (formerly Parcelway Systems Holding Corp.) (the "Company") provides same-day delivery and logistics services in the U.S. and Canada. The Company's primary services are (i) same-day, on-demand delivery (ii) scheduled distribution and (iii) fleet management. The Company intends to continue to expand its business through acquiring or developing businesses in additional areas of the U.S. and Canada and in areas of its existing operations.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:
     Dynamex Operations East, Inc., Dynamex Operations West, Inc., Parcelway Courier Systems Canada Ltd., and Action Delivery and Messenger Services Limited. All significant intercompany balances and transactions are eliminated on consolidation.

     The accounts of Parcelway Courier Systems Canada Ltd. and Action Delivery and Messenger Service Limited have been translated into United States dollars under the provision of Statement of Financial Accounting Standards No. 52 with the Canadian dollar as the functional currency. Translation adjustments arising from the translation of Canada's financial statements into United States dollars are reported as a separate component of equity.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates.

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives or the term of the lease, whichever is shorter, as follows:

                Equipment                            5 years
                Furniture                            5 years
                Vehicles                             7-10 years
                Other                                4 years

     Intangibles arise from the acquisition of operations and include the excess purchase price over net assets acquired, covenants not-to-compete and other intangible costs. The excess purchase price over net assets acquired is being amortized over periods from 5 to 25 years. The Company reviews the value assigned to the excess purchase price over net assets acquired to determine if it has been impaired by adverse conditions affecting the Company. Management is of the opinion that there has been no diminution in the value assigned to the assigned value Covenants not-to-compete, trademarks and other intangibles are being amortized over their estimated effective lives, generally, five years. Total amortization expense was $252,000, $450,000 and $944,000 for the years ended July 31, 1994, 1995 and 1996, respectively.

     Other assets consist of financing fees incurred. These costs are being amortized on a straight-line basis over the term of the related financing, approximately five years.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue recognition - Revenue and direct expenses are recognized when services are rendered to customers.

     Cash and cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

     Net income (loss) per common share - Common share equivalents are considered in the computation of weighted average number of shares and earnings per share for a profitable period, by dividing net income by the average number of common shares and common share equivalents that represent dilutive effects of the assumed exercise of outstanding stock options and warrants using the treasury stock method.

     New accounting standard - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to continue with the accounting under APB 25 must provide certain pro forma disclosures of net income, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into in fiscal 1997. The Company is currently evaluating its alternatives under SFAS 123, and its impact on operating results, when initially adopted by the Company, is not presently known.

     Stock split - On June 3, 1996, the Company declared a 4 for 1 stock split (Note 11(a)). The effect of such stock split has been retroactively reflected in the accompanying financial statements.

     Reclassifications - Certain reclassifications of prior year amounts have been made to conform to the current year financial statement reporting format.

2.   INITIAL PUBLIC OFFERING

     On August 16, 1996, the Company completed an initial public offering (the "Offering") whereby the Company sold 2,600,000 shares of Common Stock at $8.00 per share. On September 10, 1996, the Underwriters exercised their over-allotment option to purchase an additional 390,000 shares of Common Stock at the Offering price. The net proceeds received by the Company from the Offering of approximately $21.4 million where applied as follows: (i) approximately $7.8 million to pay the cash portion of the consideration payable in connection with the Acquisitions, including repayment of assumed debt of approximately $325,000 and the estimated transaction costs to effect the transactions of approximately $400,000, (ii) approximately $2.4 million to repay the note payable in connection with the acquisition of Dynamex Express, (iii) the early retirement of the Junior Subordinated Debentures of approximately $4.8 million (will result in an extraordinary loss of approximately $558,000), and (iv) the balance to repay a portion of the indebtedness under the Bank Credit Agreement.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.   ACQUISITIONS

     a) During 1994, the Company acquired certain assets of four on-demand courier companies, located in Phoenix, Chicago, Los Angeles and in Canada for cash of $2,184,422, notes of $2,588,780, a $300,000 draw on the line of credit and the assumption of $555,990 in liabilities.

          On May 31, 1995, the Company acquired certain assets of Dynamex Express Inc., the ground courier operations of Air Canada, for cash of $2,920,400 (plus expenses of $164,336), a $4,709,145 note and the assumption of $2,558,047 in liabilities.

          On December 29, 1995, the Company acquired certain assets of Mayne Nickless Courier Systems, Inc., Mayne Nickless Messenger Services, Inc. and Mayne Nickless Canada Inc. (collectively "Mayne Nickless"), a same-day intracity on demand ground courier service operating in various cities in the U.S. and Canada, for cash of $11,868,000 (plus expenses of $399,000) and the assumption of $2,058,418 in liabilities.

          On June 30, 1996, the Company acquired the shares of Action Delivery and Messenger Service Limited, a same-day on demand ground courier service operating in Halifax, Nova Scotia, for cash of $147,000 (plus expenses of $22,000).

          Each of these acquisitions has been accounted for using the purchase method of accounting and the results of operations of these companies have been included in these financial statements from the date of acquisition. The following unaudited pro forma combined results of operations for the year ended July 31, 1995 and 1996 are presented as if the acquisitions occurred August 1, 1994.

                                                Year ended July 31
                                               ---------------------
                                                  1995       1996
                                               ---------   ---------
                                               Pro Forma   Pro Forma
                                               ---------   ---------
                                             (in thousands except per
                                                   share data)

Sales                                           $ 81,045   $ 86,899
Net income                                            21      1,135
====================================================================

Per share:
   Net income                                   $   0.01   $   0.30
====================================================================

          The Company has recorded the assets acquired as shown below (in thousands):

                                                     July 31
                                                -------------------
                                                  1995       1996
                                                --------   --------

Accounts receivable                             $  4,883   $  3,413
Property and equipment                               737        546
Other assets                                         976       --
Intangibles                                        3,756     11,292
--------------------------------------------------------------------
Assets acquired                                 $ 10,352   $ 15,251
====================================================================

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.   ACQUISITIONS (CONTINUED)

     a)   (continued)

          Consideration for these transactions consisted of the following (in thousands):

                                                       July 31
                                                -------------------
                                                  1995       1996
                                                --------   --------

Cash                                            $  3,085   $ 12,614
Long-term debt                                     4,709        453
Liabilities assumed                                2,558      2,184
--------------------------------------------------------------------
                                                $ 10,352   $ 15,251
====================================================================

     b)   ACQUISITIONS SUBSEQUENT TO YEAR END

          i) Simultaneously with the closing of the Offering, on August 16, 1996, the Company purchased the same-day delivery businesses of
               (ii) Seidel Enterprises, Inc. and a related company (Columbus,
               Ohio), (ii) Seko Enterprises, Inc. and related companies (Chicago, Illinois), (iii) Southbank Courier, Inc. (New York, New York), and K.H.B. & Associates Ltd. (Winnipeg, Manitoba). As consideration for the stock of the Acquired Companies, the stockholders of the Acquired Companies will received an aggregate of approximately $7.1 million cash and approximately 173,845 shares of Common Stock and the Company paid an aggregate amount of approximately $325,000 of the Acquired Companies' indebtedness.

          ii) On October 1, 1996, the Company acquired the same-day delivery business of Express-It (New York, New York) for 444,250 shares of Common Stock.

4.   INTANGIBLES

     Intangibles from the Company's various acquisitions consist of the following (in thousands):

                                                            July 31
                                                     -------------------
                                                       1995       1996
                                                     --------   --------

Excess of purchase price over net assets acquired    $  6,530   $ 17,875
Covenants not to compete                                1,206      1,206
Other                                                     183        602
-------------------------------------------------------------------------
                                                        7,919     19,683
Less accumulated amortization                            (725)    (1,487)
-------------------------------------------------------------------------
Intangibles - net                                    $  7,194   $ 18,196
=========================================================================

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                       July 31
                                                -------------------
                                                  1995       1996
                                                --------   --------

Equipment                                       $    506    $  2,024
Furniture                                            540         186
Vehicles                                             254         267
Other                                                517         655
--------------------------------------------------------------------
                                                   1,817       3,132
Less accumulated depreciation                       (298)     (1,085)
--------------------------------------------------------------------
Property and equipment - net                    $  1,519    $  2,047
====================================================================

     Leased equipment under capital leases, included in property and equipment total $76,000 (net of accumulated depreciation of $57,000) as of July 31, 1996.

6.   LONG-TERM DEBT

                                                       July 31
                                                -------------------
                                                  1995       1996
                                                --------   --------

Bank credit agreement (a)                       $   --     $ 15,012
Junior subordinated debentures (b)                  --        4,212
Note payable (c)                                   4,709      2,378
Seller financing notes and other (d)               1,660        629
Capital lease obligations (Note 6)                    79         76
--------------------------------------------------------------------
                                                   6,448     22,307
Less current portion                                 524      2,271
--------------------------------------------------------------------
                                                $  5,924   $ 20,036
====================================================================

     a)   Bank Credit Agreement

          In connection with the acquisition of Mayne Nickless (see Note 3) the Company entered into a credit agreement with a bank. Proceeds of the facility were used to fund the acquisition of Mayne Nickless, to refinance certain existing debt, and for working capital. The facility consists of a revolving note of up to $2,500,000, a $6,000,000 term facility with the Company's Canadian subsidiary, and a $8,000,000 term facility with the Company and its U.S. subsidiaries. The amount available under the revolving note is subject to a borrowing base formula. At July 31, 1996 $2,500,000 was available under the revolving note of which $1,943,000 was outstanding. Any amounts outstanding under the revolving facility are due May 30, 1997 with interest payable quarterly at prime, or certain other rate options, plus a premium based on certain financial ratios of the Company. At July 31, 1996 such rate was prime plus 1% or 9.25%.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6.   LONG-TERM DEBT (CONTINUED)

     a)   (continued)

          The U.S. and Canadian term facilities are repayable in quarterly installments of $400,000 and $75,000, respectively, with any outstanding balances due at December 31, 2000 and March 31, 2001, respectively. Interest is payable quarterly based on prime, or certain other rate options, plus a premium based on certain financial ratios of the Company. At July 31, 1996 such rate was prime plus 1.25% or 9.50%. By June 28, 1996, or sooner under certain circumstances, the Company is required to enter into interest rate hedging arrangements so as to effectively fix the rate of interest on a portion of the outstanding loans. In addition, the Company is required to prepay the term facilities with any "Excess Cash Flow", as defined, as well as with certain proceeds of asset sales, insurance recoveries and the sale of capital stock.

          Amounts outstanding under the credit agreement are secured by essentially all of the assets of the Company and its subsidiaries and by the common stock of the Company owned by a major shareholder. The agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios.

          Effective August 16, 1996, concurrently with the closing of the Company's initial public offering (see Note 2), this credit agreement was amended and restated. The revised terms of the agreement provide for credit of up to $40 million on a revolving basis through May 31, 1998. On August 16, 1996, the Company had outstanding approximately $11.1 million on the credit agreement (which was reduced to approximately $8.2 million upon the exercise of the Underwriters over-allotment option (see Note 2)). Any amounts outstanding as of May 31, 1998 will be repayable in nineteen equal quarterly instalments over a five year period.

     b)   Junior Subordinated Debentures

          In connection with the acquisition of Mayne Nickless the Company issued $4,500,000 face value of Junior Subordinated Debentures "Debentures" to certain stockholders of the Company. The Debentures are subordinated to all other debt for borrowed money and have been recorded at their estimated fair value as of the date of issue of $3,876,000. Interest is payable semi-annually and accrues at 12% through December 28, 1996 and at 18% thereafter. The Company may elect to pay interest in additional Debentures through December 31, 1998. On June 28, 1996, the Company elected to pay $270,000 of interest in additional debentures.

          The principal amount of the Debentures is due June 28, 2001. The Debentures are redeemable at any time at 100% of face value plus accrued and unpaid interest and must be redeemed with the proceeds of an initial public offering of the Company's common stock, subject to their subordination provisions. The purchasers of the Debentures were also issued warrants to purchase an aggregate of 1,080,000 shares of the Company's common stock at a price of $0.025 per share; however, the number of shares which may be purchased will be reduced to 540,000 if the Debentures are redeemed by June 30, 1996 or by December 31, 1996 if the Company is actively pursuing a public offering of its common stock on June 30, 1996. The warrants have been recorded at their estimated fair value of as of the date of issue of $624,000 and are being amortized over the term of the Debentures.

          The Debentures were redeemed in full on August 16, 1996 with a portion of the proceeds from the Company's initial public offering (see Note 2).

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6.   LONG-TERM DEBT (CONTINUED)

     c)   Note Payable

          In connection with the acquisition of Dynamex Express, the Company issued to the seller a note payable in the principal amount of $4,709,000 (Cdn $6,450,000). Upon the acquisition of Mayne Nickless this note was repaid and replaced with a new note in the principal amount of $2,369,000 (Cdn $3,225,000). The new note is subordinated to the Company's bank credit agreement above. The note bears interest at 10% which is payable quarterly. The principal amount of the note is due March 28, 2002. The note contains covenants identical to those of the bank credit agreement, subject to amendment under certain conditions.

          The note was repaid in full on August 16, 1996 with a portion of the proceeds from the Company's initial public offering (see Note 2).

     d)   Seller Financing Notes and Other

          In connection with various acquisitions (see Note 3) the Company issued various notes to the sellers of those businesses. These notes bore interest at varying rates based primarily on prime. In connection with the acquisition of Mayne Nickless these notes were repaid.

          Scheduled principal payments in each of the next five years for the notes payable are as follows (in thousands):

                             1997                        $    2,271
                             1998                             4,051
                             1999                             1,987
                             2000                             1,942
                             2001                             5,472

7.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under properties and non-cancellable lease agreements which expire at various dates.

     At July 31, 1996, minimum annual lease payments for such leases are as follows (in thousands): Capital Operating Leases Leases

     1997                                                        $      35        $1,076
     1998                                                               22           875
     1999                                                               18           681
     2000                                                                4           457
     2001                                                                3           226
     THEREAFTER                                                        --            435
     ------------------------------------------------------------------------------------
                                                                        82        $3,750
     LESS AMOUNT REPRESENTING INTEREST                                   6
     -----------------------------------------------------------------------
     NET PRESENT VALUE OF FUTURE MINIMUM LEASE PAYMENTS          $      76
     =======================================================================

     Rent expense related to the operating leases amounted to approximately $168,000, $458,000 and $1,177,000 for the years ended July 31, 1994, 1995 and 1996, respectively.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.   INCOME TAXES

     As of August 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS No. 109 allows the income tax consequences resulting from utilization of net operating loss carryforwards to be recorded. For purposes of reporting the Company's deferred tax items under the provisions of SFAS No. 109, the deferred tax asset of approximately $640,000 as of July 31, 1996 (1995 - $865,000),
     arising principally from the available net operating loss carryforward, has not been reported as an asset due to a valuation allowance.

     The Company has U.S. federal net operating loss carryforwards of approximately $1,600,000 as of July 31, 1996. These net operating loss carryforwards expire as follows: $216,000 (2008), $665,000 (2009) and $719,000 (2010). The Company also has state net operating loss carry forwards in certain states. The utilization of the Company's net operating loss carryforwards is subject to annual limitations under Internal Revenue Code ss.382, due to a previous change in ownership of the Company and a change in its year-end in prior years.

     The differences in income tax provided and the amounts determined by applying the combined statutory tax rate to income before income taxes result from the following (in thousands):

                                               1994      1995      1996
                                              -----     -----     -----

Canadian federal and provincial tax rate         45%       45%       45%
United States federal and state tax rate         40        40        40
-------------------------------------------------------------------------
Combined statutory tax rate                      42%       44%       44%
=========================================================================

Income tax based on combined statutory rate   $(447)    $(714)    $ 463
Add (deduct) the effect of :
   Benefit of net operating losses             --        (186)     (470)
   Non-deductible expenses and other - net      162       189       183
   Valuation allowance                          285       714      --
-------------------------------------------------------------------------
                                              $--       $   3     $ 176
=========================================================================

9.   FOREIGN OPERATIONS

     Amounts included in the consolidated financial statements applicable to Canada were as follows (in thousands):

                                                            July 31
                                                -------------------------------
                                                  1994       1995        1996
                                                --------   --------    --------

Revenues                                        $  2,436   $ 15,094    $ 52,249
Operating income (loss)                               24        (78)      7,759
Identifiable assets                                3,528     13,324      17,274

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


10.  RELATED PARTY TRANSACTIONS

     During the year ended July 31, 1995, the Company paid approximately $146,000 to a related party for consulting services in connection with acquisition of Dynamex Express Inc. and other advisory services.

     During the year ended July 31, 1996 the Company paid a related party $70,000 for investment banking services rendered in connection with the Company's acquisition of Mayne Nickless and $165,000 for the arrangement of bank financing related to that acquisition.

11.  SHARE CAPITAL

     a) In May 1995, in order to provide financing related to the acquisition of Dynamex Express Inc. (Note 3), the Company had the following capital stock transactions:

          o 608,228 shares of common stock were issued for a cash consideration of $2,545,000;

          o 182,516 shares of common stock were issued as payment for interest expense and outstanding dividends; and

          o 1,236,096 shares of common stock were issued upon the conversion of 309,204 shares of preferred stock to common stock.

          On December 20, 1995, the Company restated its articles of incorporation to change its name from Parcelway Systems Holding Corp. to Dynamex Inc. The articles of incorporation were also restated to increase the authorized capital stock to 10,000,000 shares of $0.01 par value common stock and to 3,000,000 shares of $0.01 par value preferred stock.

          On June 3, 1996, the Company restated its articles of incorporation to increase the authorized capital stock to 50,000,000 shares of $0.01 par value common stock and to 10,000,000 shares of $0.01 par value preferred stock. The Company then effected a common stock split in the form of a dividend where it distributed three shares of common stock for every common share outstanding. The effect of the dividend was to increase the number of common shares outstanding from 635,865 to 2,543,460.

     b)   Rights Agreement

          In June 1996, the Board of Directors of the Company approved a Rights Agreement which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock on May 31, 1996. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Series A Preferred Stock, at a price of $45.00 per one one-hundredth of a share of Series A Preferred Stock, subject to possible adjustment.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

12.  STOCK OPTION PLAN

     Effective June 5, 1996, the Company's stockholders approved the 1996 Stock Option Plan (the "Option Plan"). The maximum aggregate amount of Common Stock with respect to which options may be granted is 630,000. The Option Plan provides for the granting of both incentive stock options and nonqualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying Common Stock on the date of grant option.

     Options to purchase 471,384 shares are outstanding and (i) 214,384 of these options have a weighted average exercise price of $3.84 per share and expire between November 2003 and July 2005 and (ii) 257,000 of these options (which were granted in connection with the Offering and are exercisable at $8.00 per share) expire in July 2006. A total of 158,616 shares remained available for future grants under the Option Plan.

13.  SELLING, GENERAL AND ADMINISTRATIVE

     Included in selling, general and administrative expenses are bad debt expenses as follows (in thousands):

     For the year ended July 31, 1994                $ 61
     For the year ended July 31, 1995                 155
     For the year ended July 31, 1996                 462

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
2.1(2)    Share Purchase Agreement, by and among Dynamex Inc., Action Delivery and Messenger Service Limited, Nancy Smithers, David Nantau, Naturally
          Nova Scotia Health Products Limited and 2306080 Nova Scotia Limited
          dated June 20, 1996.
2.2(2)    Share Purchase Agreement, by and among Dynamex Inc., Zipper
          Transportation Services Ltd., KHB & Associates Ltd, Kenneth Bishop and
          Bruce Bishop, dated June 3, 1996.
2.3(2)    Stock Purchase Agreement, by and among Dynamex Inc., NSK Enterprises,
          Inc., Seko Enterprises, Inc., YS Corporation d/b/a Metro Messenger
          Service Inc., Attention Messenger Service of Illinois, Inc., Dynamex
          Inc., Norman Koppel and Joe Garcia, dated June 3, 1996.
2.4(2)    Stock Purchase Agreement, by and among Dynamex Inc., Express-It
          Acquisition Corp., Express-It Inc., Barry J. Steingard and William
          Castor, dated June 3, 1996.
2.5(2)    Agreement and Plan of Merger, by and among Dynamex Inc., SEI
          Acquisition Corp., NCI Acquisition Corp., Seidel Enterprises, Inc, Now
          Courier, Inc. and Edward F. Seidel, Jr., dated June 3, 1996.
3.1(2)    Restated Certificate of Incorporation of Dynamex Inc.
3.2(2)    Bylaws, as amended and restated, of Dynamex Inc.
4.1(2)    Rights Agreement between Dynamex Inc. and Harris Trust and Savings
          Bank, dated July 5, 1996.
10.1(2)   Employment Agreement of Richard K. McClelland.
10.2(2)   Consulting Agreement of George M. Siegel.
10.3(2)   Dynamex Inc. 1996 Stock Option Plan.
10.4(2)   Marketing and Transportation Services Agreement, between Purolator
          Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November
          20, 1995.
10.5(2)   Form of Indemnification and Hold Harmless Agreements with Executive
          Officers and Directors.
10.6(2)   Registration Rights Agreement by and among Dynamex Inc., Cypress,
          McFarland Grossman & Co. and George M. Siegel, dated November 16,
          1993, as amended by that Amendment No. 1 to Registration Rights
          Agreement, dated May 31, 1995.
10.7(2)   Registration Rights Agreement, by and among Dynamex Inc., Preferred
          Risk Mutual Insurance Company, Preferred Life Insurance Company and
          Richard K. McClelland, dated May 31, 1995.
10.8(2)   Amended and Restated Credit Agreement by and among the Company and
          NationsBank of Texas, N.A., as agent for the lenders named therein, dated July 5, 1996.
10.9(2)   Subordinated Renewal Promissory Note, payable by Dynamex Inc. to Air
          Canada, in the original principal amount of Cdn $3,225,000, dated
          December 28, 1995.

10.10(2)  Form of Junior Subordinated Debenture, payable by Dynamex Inc., dated
          December 28, 1995.
10.11(2)  Form of Dynamex Inc. Common Stock Purchase Warrant, dated December 28,
          1995.
10.12(2)  Asset Purchase Agreement by and among Dynamex Operations East, Inc.,
          Dynamex Operations West, Inc., Parcelway Courier Systems Canada Ltd.,
          Mayne Nickless Incorporated, Mayne Nickless Canada Inc., Mayne
          Nickless Courier Systems, Inc., Mayne Nickless Messenger Services,
          Inc. and Mayne Nickless Transport Inc., dated December 29, 1995.
10.13(2)  Asset Purchase Agreement by and among Parcelway Courier Systems Canada
          Ltd. and Air Canada, dated May 31, 1995.
11.1(1)   Statement re computation of earnings per share.
21.1(1)   Subsidiaries of the Registrant.
27.1(1)   Financial Data Schedule.

----------

(1) Filed herewith

(2) Previously filed as an Exhibit to Form S-1 (File No. 333-05293) and incorporated herein by reference.