Form 10-Q
period 1996-10-31
DYNAMEX INC
filed 1996-12-16
CIK 1015483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED OCTOBER 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.


                       COMMISSION FILE NUMBER: 000-21057

                            ------------------------

                                  DYNAMEX INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                    86-0712225
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         2630 SKYMARK AVENUE
             SUITE 610
        MISSISSAUGA, ONTARIO                               L4W 5A4
(Address of Principal Executive Office)                   (Zip Code)

              Registrant's telephone number, including area code:
                                 (905) 238-6414


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     6,714,115 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF DECEMBER 11, 1996.

DYNAMEX INC. AND SUBSIDIARIES



                                     INDEX

                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                 Condensed Consolidated Balance Sheets                             2
                   July 31, 1996 and October 31, 1996 (Unaudited)

                 Condensed Consolidated Statements of Operations (Unaudited)       3
                   Three Months ended October 31, 1996 and Pro Forma

                 Condensed Consolidated Statement of Cash Flows                    4
                   Three Months ended October 31, 1996 and Pro Forma

                 Notes to Consolidated Financial Statements                        5

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                         7

PART II. OTHER INFORMATION

        Item 2.  Changes in Securities                                             11

        Item 6.  Exhibits and Reports on Form 8-K

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)

                                                          July 31,       October 31,
                                                            1996            1996
                                                        ------------    ------------
ASSETS                                                                   (Unaudited)

CURRENT
    Cash and cash equivalents                           $        894    $      1,372
    Accounts receivable - net                                 11,141          14,837
    Prepaid and other current assets                             856           1,745
                                                        ------------    ------------
                                                              12,891          17,954

PROPERTY AND EQUIPMENT - net                                   2,047           3,300
INTANGIBLES - net                                             18,196          28,791
DEFERRED OFFERING EXPENSES                                       763            --
OTHER ASSETS                                                   1,102           1,312
                                                        ------------    ------------

                                                        $     34,999    $     51,357
                                                        ============    ============

LIABILITIES

CURRENT
    Accounts payable                                    $      1,088    $      1,150
    Accrued liabilities                                        5,446           8,149
    Current portion of long-term debt                          2,271             378
                                                        ------------    ------------
                                                               8,805           9,677

LONG-TERM DEBT                                                20,036           9,090
                                                        ------------    ------------
                                                              28,841          18,767
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; 10,000,000 shares authorized;
      none outstanding                                          --              --
    Common stock 50,000,000 shares authorized;
      2,543,460 and 6,691,195 shares outstanding                  25              67
    Stock warrants                                               624            --
    Additional paid-in capital                                 8,756          35,438
    Accumulated deficit                                       (3,262)         (3,181)
    Unrealized foreign currency translation adjustment            15             266
                                                        ------------    ------------
                                                               6,158          32,590
                                                        ------------    ------------

                                                        $     34,999    $     51,357
                                                        ============    ============


          See accompanying notes to consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

                                                      Three Months Ended     Three Months Ended
                                                         October 31,             October 31,
                                                     --------------------    -------------------
                                                                                  Pro Forma
                                                       1995        1996        1995       1996
                                                     --------    --------    --------   --------
SALES                                                $ 13,405    $ 26,900    $ 25,018   $ 27,655

COST OF SALES                                           9,587      17,994      16,344     18,453
                                                     --------    --------    --------   --------
GROSS PROFIT                                            3,818       8,906       8,674      9,202

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                              3,426       6,925       7,328      7,162

DEPRECIATION AND AMORTIZATION                             268         684         638        700
                                                     --------    --------    --------   --------

OPERATING INCOME                                          124       1,297         708      1,340

INTEREST EXPENSE                                          183         271         511        189
                                                     --------    --------    --------   --------

INCOME (LOSS) BEFORE TAXES                                (59)      1,026         197      1,150

INCOME TAXES                                                4         408          88        458
                                                     --------    --------    --------   --------

INCOME BEFORE EXTRAORDINARY ITEM                          (63)        618         109        692

EXTRAORDINARY ITEM - Loss on repayment
of Junior Subordinated Debentures (less applicable
income taxes of $223)                                    --          (335)       --         --
                                                     --------    --------    --------   --------

NET INCOME (LOSS)                                    $    (63)   $    283    $    109   $    692
                                                     ========    ========    ========   ========

NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) before extraordinary item           $  (0.02)   $   0.10    $   0.02   $   0.11
   Extraordinary item                                    --         (0.05)       --         --
                                                     --------    --------    --------   --------
   Net income (loss) per common share                $  (0.02)   $   0.05    $   0.02   $   0.11
                                                     ========    ========    ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                        3,732       5,953       6,895      6,584
                                                     ========    ========    ========   ========



        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                             Three Months Ended      Three Months Ended
                                                                 October 31,            October 31,
                                                            --------------------    --------------------
                                                                                          Pro Forma
                                                              1995        1996        1995        1996
                                                            --------    --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)                                           $    (63)   $    283    $    109    $    692

Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                               268         684         638         700
     Loss on disposition stock warrant                          --           558        --          --
     Unrealized foreign currency adjustment                       27         251          27         251
Changes in current assets and current liabilities:
    Accounts receivable                                         (165)     (1,905)       (214)     (1,905)
    Prepaids and other assets                                     45        (389)        307        (389)
    Accounts payable and accrued expenses                        116       1,669        (454)      1,617
                                                            --------    --------    --------    --------
Net cash provided by operating activities                        228       1,151         413         966
                                                            --------    --------    --------    --------

INVESTING ACTIVITIES

Payment for Acquisitions                                        --        (6,849)       --          --
Purchase of furniture, fixtures and equipment                    (79)       (444)       (158)       (372)
                                                            --------    --------    --------    --------
Net cash used by financing activities                            (79)     (7,293)       (158)       (372)
                                                            --------    --------    --------    --------

FINANCING ACTIVITIES

Principal payment on long-term debt                               21     (14,372)         94          26
Net borrowing under line of credit                               133        --            63        --
Net proceeds from sale of common stock                          --        21,148        --          --
Other assets, deferred offering expenses and intangibles        (286)       (156)       (357)       (291)
                                                            --------    --------    --------    --------
Net cash provided (used) by financing activities                (132)      6,620        (200)       (265)
                                                            --------    --------    --------    --------

NET INCREASE IN CASH                                              17         478          55         329

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   506         894       2,354       1,043
                                                            ========    ========    ========    ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    523    $  1,372    $  2,409    $  1,372
                                                            ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE ON NON-CASH
   INFORMATION
Cash paid for interest                                      $    132    $    291    $   --      $   --
                                                            ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
Capital lease obligation                                    $     53    $    (15)   $     53    $    (15)
                                                            ========    ========    ========    ========
Inconjunction with the acquisition described, liabilities
  were assumed as follows:
    Fair value of assets acquired                           $   --      $  8,719    $   --      $   --
    Cash paid                                                   --        (6,849)       --          --
                                                            --------    --------    --------    --------
    Liabilities assumed and incurred                        $   --      $  1,870    $   --      $   --
                                                            ========    ========    ========    ========

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1996
(Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Operations presents the comparative results of operations for the three months ended October 31, 1996 as if the Company's initial public offering ("IPO") and five acquisitions closed concurrently with the IPO ("IPO Acquisitions") had occurred as of the beginning of that period. These transactions included the issuance of 173,485 shares of common stock as partial consideration for the IPO Acquisitions and the issuance of 2,990,000 shares of common stock pursuant to the IPO. The accompanying Unaudited Pro Forma Condensed Statement of Operations presents the comparative results of operations for the three months ended October 31, 1995 as if the acquisition of Mayne Nickless and the IPO Acquisitions had occurred as of the beginning of that period. these transactions include the issuance of 173,485 shares of common stock and the issuance of 1,134,000 shares of common stock pursuant to the IPO, the proceeds from such shares being used to finance the cash portion of the IPO Acquisitions. In addition, the Pro Forma results of operations have been adjusted to reflect the effect of changes to certain components of costs and expenses. These items include adjustments to compensation to owners and managers of the IPO Acquired Companies to reflect agreed upon compensation levels subsequent to the acquisition by the Company, adjustments to rental expense to reflect agreed upon modifications to lease agreements to be effective subsequent to the acquisition by the Company and adjustments to certain corporate overhead, other costs and expenses which are not ongoing costs of the businesses acquired and would not have been incurred had the Acquisitions by the Company occurred at the beginning of the period. Each of these acquisitions has been accounted for under the purchase method of accounting. Accordingly, the total purchase price, including transaction costs, has been allocated to the assets and liabilities of the acquired businesses based on their estimated fair value.

     The unaudited Pro Forma Condensed Consolidated Statement of Cash Flows gives additional effect to the issuance of the balance of shares of common stock being used in connection with the IPO, the application of the proceeds thereof and the mandatory exercise of the bridge warrants simultaneously therewith.

     The pro forma results are not necessarily indicative of actual results which might have occurred had the operations of the Company and the acquired businesses been combined at the beginning of the periods presented.

     The Condensed Consolidated Balance Sheet at July 31, 1996 has been derived from the Company's Form 10-K for the year ended July 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
October 31, 1996
(Unaudited)



2.   CAPITAL STOCK

     In August 1996, the Company completed the IPO. Pursuant to the IPO the Company issued 2,600,000 shares of its $.01 par value common stock at the offering price of $8.00 per share, less underwriters discount and offering costs. In September 1996, the Underwriters exercised their over-allotment option pursuant to which the Company issued an additional 390,000 shares of common stock, also at the offering price of $8.00 per share, less underwriters discount.

     Concurrently with the closing of the IPO, the Company issued options to purchase 257,000 shares of common stock pursuant to the 1996 Stock Option Plan. All of the options are exercisable at $8.00 per share, the public offering price.

3.   BUSINESS COMBINATIONS

     In October 1996, the Company acquired the same-day delivery business of Express-It (New York, New York) for 444,250 shares of Common Stock and acquired substantially all of the assets of Dollar Courier (San Diego, California) for total consideration of approximately of approximately $330,000, payable over approximately two years. In December 1996, the Company acquired Boogey Transportation Ltd. (Saskatoon, Saskatchewan) for approximately $471,000 in cash and 22,920 shares of common stock and certain of the assets of Winged Foot Couriers, Inc. (New York, New York) for approximately $675,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.   MATERIAL CHANGES IN FINANCIAL CONDITION

     For the three months ended October 31, 1996 the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $1,981,000 as compared to $392,000 for the same period one year earlier. This increase reflects the additional cash flow resulting from the acquisitions made during the past twelve months.

     Net proceeds of the Company's IPO amounted to approximately $21.4 million. Approximately $8.4 million of this amount was utilized to complete the acquisitions at the time of the IPO and the balance was utilized to reduce long-term debt.

     Subsequent to the IPO, the Company has completed four acquisitions with total consideration of approximately $5.3 million, consisting of $1.5 million in cash and $3.8 million in the form of the Company's common stock (467,170 shares). Aggregate annual revenues for these acquired businesses is approximately $8.3 million.

     As of December 11, 1996, amounts outstanding under the Company's $40 million revolving credit facility amount to approximately $9.5 million.

     The Company anticipates utilizing its cash flow from operations, proceeds from its revolving credit facility and the issuance of additional shares of its common stock to complete additional acquisitions in the coming months. The Company anticipates that these sources of capital will be sufficient to fund its acquisition program for the next 15 to 21 months. Should the size and number of such acquisitions exceed anticipated levels, or should sellers be unwilling to accept the Company's common stock as partial consideration, the Company may be forced to seek additional sources of capital such as the issuance of debt or equity securities or additional bank borrowings. There is no assurance that such sources of capital will be available to the Company or that they will be available on terms acceptable to the Company. Accordingly, the Company's acquisition and expansion program could be negatively affected by these factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


B.   MATERIAL CHANGES IN RESULTS OF OPERATIONS

     In December 1995, the Company acquired the ground courier operations of Mayne Nickless which resulted in the Company gaining operations in San Diego, Los Angeles, San Francisco, Seattle, Vancouver, Pittsburgh, Boston, Washington, D.C., and Baltimore. In August 1996, concurrently with the closing of its IPO, the Company completed five acquisitions with operations in Winnipeg, Halifax, Chicago, Columbus, Ohio, and New York. All of these acquisitions have been accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired companies are included with those of the Company as of the date of the acquisition.

     The pro forma results of operations present the results of operations of the Company as if the above acquisitions had occurred as of the beginning of the period presented and as if the IPO had occurred as of July 31, 1996.

     The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of sales:

                                    Three Months Ended   Three Months Ended
                                         October 31,         October 31,
                                      1995       1996      1995      1996
                                     ------     ------    ------    ------
                                                              Pro Forma
     Sales                            100%       100%      100%      100%
     Cost of sales                     71.5       66.9      65.3      66.7
                                     ------     ------    ------    ------
            Gross profit               28.5       33.1      34.7      33.3

     Selling, general and
        administrative expenses        25.6       25.8      29.3      25.9
     Depreciation and amortization      2.0        2.5       2.6       2.5
     Operating profit                   0.9        4.8       2.8       4.8
                                     ------     ------    ------    ------
     Interest expense                   1.3        1.0       2.0       0.7
                                     ------     ------    ------    ------

     Income (loss) before taxes
        and extraordinary item         (0.4)%      3.8%      0.8%      4.1%
                                     ======     ======    ======    ======


     Three months ended October 31, 1995 vs. three months ended October 31, 1996.

     Sales increased $13,495,000 (100.6%) due primarily to the acquisition of the Mayne Nickless operations which occurred in December 1995 and the acquisitions made at the time of the IPO in August 1996. Sales from these acquisitions accounted for approximately $12,500,000 of the increase. Sales from acquisitions completed subsequent to the IPO amount to approximately $280,000 during the 1996 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Cost of sales increased $8,407,000 (87.7%), reflecting the acquisitions described above. As a percentage of sales, such amounts decreased from 71.5% to 66.9%. This change reflects the higher gross profit of the Mayne Nickless and IPO acquisition companies. The business of those operations consisted almost entirely of "on-demand" services. These services generally have a higher gross margin than the "scheduled" or "fleet management" services which comprised a larger portion of the business mix for the historical operations of the Company.

     Selling, general and administrative expenses increased $3,499,000 (102.1%) due to costs associated with the Mayne Nickless and IPO acquisitions. As a percentage of sales, these expenses increased slightly from 25.6% to 25.8%. This reflects the higher administrative costs associated with "on-demand" services. This increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued. In addition, other costs were eliminated through the consolidation of administrative and support functions in certain branches.

     Depreciation and amortization increased both in absolute terms, $416,000 (155.2%), and as a percentage of sales, 2.0% to 2.5%. These increases result from depreciation of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

     Interest expense increased $88,000 (48.1%) due to the debt incurred to finance the acquisition of the Mayne Nickless operations. A portion of this debt was retired in August 1996 with proceeds of the IPO and the balance of the debt was refinanced at a lower interest rate. Therefore, as percentage of sales, interest expense decreased from 1.3% to 1.0%.

     Results of operations for the three months ended October 31, 1996 include an extraordinary charge of $335,000, net of income taxes, resulting from the early retirement of the Company's Junior Subordinated Debentures concurrently with the IPO.

     Pro forma three months ended October 1995 to pro forma three months ended October 31, 1996.

     Sales increased $2,637,000 (10.5%) due primarily to increased sales to regional and national accounts in Canada. The increase from these additional sales was affected by a decline in revenues of approximately $1,000,000 in Western Canada and Arizona due to the discontinuation of certain unprofitable business in these areas.

     Cost of sales increased $2,109,000 (12.9%) due primarily to the above increase in sales. As a percentage of sales, cost of sales increased from 65.3% to 66.7%. This increase results primarily from the discontinued business discussed above. This discontinued business was primarily "scheduled" service which has a generally lower gross margin.

     Selling, general and administrative expenses decreased $166,000 (2.3%), despite increased costs in the 1996 quarter related to the Company's public company status. The decrease resulted from offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued. In addition, other costs were eliminated through the consolidation of administrative and support functions in certain branches.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Depreciation and amortization increased $62,000 (9.7%) due to additions to fixed assets such as computer hardware and software. As a percentage of sales, depreciation and amortization was essentially unchanged between the periods.

     Interest expense decreased in real terms by $322,000 (63.0%) and as a percentage of sales, 2.0% to 0.7%. This decrease results from the reduction of outstanding debt with a portion of the proceeds of the IPO and from lower interest rates associated with the Company's amended bank credit facility.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

        (c) During the first quarter ended October 31, 1996, the Company has sold or issued the following unregistered securities:

             (1) Pursuant to agreements that were executed prior to June 6, 1996 (the date the Registration Statement relating to the initial public offering of the Company's Common Stock (the "IPO") was filed with the Securities and Exchange Commission), the stockholders of certain delivery companies acquired by the Company at the time of the IPO agreed to accept as partial consideration for the consummation of such acquisitions, an aggregate of approximately $1.4 million in shares of the Company's Common Stock at the IPO price of $8.00 per share. The Company issued an aggregate of 173,485 shares of Common Stock upon consummation of these IPO acquisitions.

             (2) In August 1996, the Company issued an aggregate of 540,000 shares of Common Stock pursuant to the mandatory exercise by the holders thereof of certain warrants to purchase shares of Common Stock for $0.025 per share at the time of the IPO.

             (3) In August 1996, the Company granted options to 12 persons to purchase an aggregate of 257,000 shares of the Company's Common Stock pursuant to the Company's stock option plan at the IPO price of $8.00. All of such options will expire in August 2006, 247,000 of such options vest ratably over five years and 10,000 of such options are immediately exercisable.

             (4) In October 1996, the Company issued an aggregate of 444,250 shares of Common Stock to the stockholders of Express It, Inc. as consideration for the acquisition of the capital stock of such delivery company.

     In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             11.1   Calculation of Net Income (Loss) Per Common Share

             27.1   Financial Data Schedule.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DYNAMEX INC.



Dated: December 13, 1996                by  /s/Richard K. McClelland
                                            ----------------------------------
                                            Richard K. McClelland
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)




Dated: December 13, 1996                by  /s/ Robert P. Capps
                                            ----------------------------------
                                            Robert P. Capps
                                            Vice President- Finance and
                                            Corporate Development
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX




         EXHIBITS
         --------

           11.1       Calculation of Net Income (Loss) Per Common Share

           27.1       Financial Data Schedule