Form 10-Q
period 1997-01-31
DYNAMEX INC
filed 1997-03-10
CIK 1015483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ====================

                                  FORM 10-Q

       X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
     -------  SECURITIES EXCHANGE ACT FOR THE  QUARTER  ENDED JANUARY 31, 1997


     ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD
              FROM __________ TO _________.


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

         6,965,105 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 28, 1997.

DYNAMEX INC. AND SUBSIDIARIES



                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements.

              Condensed Consolidated Balance Sheets                          2
               July 31, 1996 and January 31, 1997 (Unaudited)

              Condensed Consolidated Statements of Operations (Unaudited)    3
               Three and Six Months ended January 31, 1996 and 1997
               and Pro Forma

              Condensed Consolidated Statements of Cash Flows                4
               Six Months ended January 31, 1996 and 1997
               and Pro Forma

              Notes to Consolidated Financial Statements                     5

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     7

PART II. OTHER INFORMATION

       Item 2.    Changes in Securities                                     12

       Item 6.    Exhibits and Reports on Form 8-K                          12

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)



                                                         July 31,    January 31,
                                                           1996        1997
                                                         --------    --------
ASSETS                                                              (Unaudited)
CURRENT
    Cash and cash equivalents                            $    894    $  1,599
    Accounts receivable - net                              11,141      16,424
    Prepaid and other current assets                          856       1,955
                                                         --------    --------
                                                           12,891      19,978

PROPERTY AND EQUIPMENT - net                                2,047       4,217
INTANGIBLES - net                                          18,196      36,466
DEFERRED OFFERING EXPENSES                                    763          --
OTHER ASSETS                                                1,102       1,443
                                                         --------    --------

                                                         $ 34,999    $ 62,104
                                                         ========    ========

LIABILITIES

CURRENT
    Accounts payable                                     $  1,088    $    648
    Accrued liabilities                                     5,446       9,518
    Current portion of long-term debt                       2,271         315
                                                         --------    --------
                                                            8,805      10,481

LONG-TERM DEBT                                             20,036      16,626
                                                         --------    --------
                                                           28,841      27,107
                                                         --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; 10,000,000 shares authorized;
      none outstanding                                         --          --
    Common stock 50,000,000 shares authorized;
      2,543,460 and 6,869,105 shares outstanding               25          69
    Stock warrants                                            624          --
    Additional paid-in capital                              8,756      37,056
    Accumulated deficit                                    (3,262)     (2,323)
    Unrealized foreign currency translation adjustment         15         195
                                                         --------    --------
                                                            6,158      34,997
                                                         --------    --------

                                                         $ 34,999    $ 62,104
                                                         ========    ========


          See accompanying notes to consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)


                                                     Three Months Ended           Six Months Ended        Six Months Ended
                                                         January 31,                 January 31,             January 31,
                                             -------------------------------   --------------------    -------------------
                                               1996        1996       1997       1996        1997        1996       1997
                                             --------    --------   --------   --------    --------    --------   --------
                                                         Proforma                                             Pro forma
SALES                                        $ 15,456    $ 25,811   $ 29,946   $ 28,861    $ 56,846    $ 50,829   $ 57,601

COST OF SALES                                  11,058      17,483     20,106     20,645      38,099      33,827     38,559
                                             --------    --------   --------   --------    --------    --------   --------
GROSS PROFIT                                    4,398       8,328      9,840      8,216      18,747      17,002     19,042

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                         3,769       6,910      7,638      7,195      14,564      14,140     14,801

DEPRECIATION AND AMORTIZATION                     334         663        834        602       1,517       1,301      1,534
                                             --------    --------   --------   --------    --------    --------   --------

OPERATING INCOME                                  295         755      1,368        419       2,666       1,561      2,707

INTEREST EXPENSE                                  313         555        236        496         508       1,066        425
                                             --------    --------   --------   --------    --------    --------   --------

INCOME (LOSS) BEFORE TAXES                        (18)        200      1,132        (77)      2,158         495      2,282

INCOME TAXES                                        4          88        453          8         861         218        910
                                             --------    --------   --------   --------    --------    --------   --------

INCOME BEFORE EXTRAORDINARY ITEM                  (22)        112        679        (85)      1,297         277      1,372

EXTRAORDINARY ITEM - Loss on repayment of
Junior subordinated Debentures (less
applicable income taxes of $223)                 --          --         --         --          (335)       --         --
                                             --------    --------   --------   --------    --------    --------   --------

NET INCOME (LOSS)                            $    (22)   $    112   $    679   $    (85)   $    962    $    277   $  1,372
                                             ========    ========   ========   ========    ========    ========   ========

NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) before extraordinary item   $  (0.01)   $   0.02   $   0.10   $  (0.02)   $   0.20    $   0.06   $   0.20
   Extraordinary item                            --          --         --         --         (0.05)       --         --
                                             ========    ========   ========   ========    ========    ========   ========
   Net income (loss) per common share        $  (0.01)   $   0.02   $   0.10   $  (0.02)   $   0.15    $   0.06   $   0.20
                                             ========    ========   ========   ========    ========    ========   ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                3,732       4,493      6,942      3,732       6,440       4,493      6,755
                                             ========    ========   ========   ========    ========    ========   ========



        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                 Six Months Ended           Six Months Ended
                                                                    January 31,                 January 31,
                                                            ------------------------    ------------------------
                                                               1996          1997          1996          1997
                                                            ----------    ----------    ----------    ----------
                                                                                                Pro forma
OPERATING ACTIVITIES
Net income (loss)                                           $      (85)   $      962    $      277    $    1,371

Adjustment to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation and amortization                                 603         1,518         1,301         1,534
     Loss on disposition stock warrant                            --             558          --            --
     Unrealized foreign currency adjustment                        (41)          180           (41)          180
Changes in current assets and current liabilities:
    Accounts receivable                                             81        (1,780)         (158)       (1,780)
    Prepaids and other assets                                     (227)         (361)           35          (361)
    Accounts payable and accrued expenses                          862         1,769           292         1,717
                                                            ----------    ----------    ----------    ----------
Net cash provided by operating activities                        1,193         2,846         1,706         2,661
                                                            ----------    ----------    ----------    ----------

INVESTING ACTIVITIES

Payment for acquisitions                                       (11,862)      (14,129)         --          (7,280)
Purchase of property and equipment                                (152)         (759)         (331)         (687)
Increase in other assets                                          --            --            --            --
                                                            ----------    ----------    ----------    ----------
Net cash used by financing activities                          (12,014)      (14,888)         (331)       (7,967)
                                                            ----------    ----------    ----------    ----------

FINANCING ACTIVITIES

Principal payment on long-term debt                             12,877        (8,051)        1,088         6,347
Net borrowing under line of credit                                 133          --              63          --
Net proceeds from sale of common stock                            --          21,148          --            --
Other assets, deferred offering expenses and intangibles          (901)         (350)       (1,200)         (485)
                                                            ----------    ----------    ----------    ----------
Net cash provided (used) by financing activities                12,109        12,747           (49)        5,862
                                                            ----------    ----------    ----------    ----------

NET INCREASE IN CASH                                             1,288           705         1,326           556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     506           894         2,354         1,043
                                                            ==========    ==========    ==========    ==========
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    1,794    $    1,599    $    3,680    $    1,599
                                                            ==========    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE ON NON-CASH
   INFORMATION
Cash paid for interest                                      $      264    $      559
                                                            ==========    ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
Capital lease obligations                                   $       51    $      196    $       51    $      196
                                                            ==========    ==========    ==========    ==========
Inconjunction with the acquisition described, liabilities
 were assumed as follows:
    Fair value of assets acquired                           $   14,288        18,401    $     --      $    9,199
    Cash paid                                                  (11,862)      (14,129)         --          (7,280)
                                                            ==========    ==========    ==========    ==========
    Liabilities assumed and incurred                        $    2,426         4,272    $     --      $    1,919
                                                            ==========    ==========    ==========    ==========

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



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

         The accompanying Unaudited Pro Forma Condensed Consolidated Statements of Operations present the comparative results of operations for the six months ended January 31, 1997 as if the Company's initial public offering ("IPO") and five acquisitions closed concurrently with the IPO ("IPO Acquisitions") had occurred as of the beginning of that period. Consequently, the results of operations for this period include the issuance of 173,485 shares of common stock as partial consideration for the IPO Acquisitions and the issuance of 2,990,000 shares of common stock pursuant to the IPO. The accompanying Unaudited Pro Forma Condensed Statement of Operations presents the comparative results of operations for the six and three month periods ended January 31, 1996 as if the acquisition of the on-demand, ground courier operations of Mayne Nickless and the IPO Acquisitions had occurred as of the beginning of that period. Consequently, the results of operations for these periods include the issuance of 173,485 shares of common stock and the issuance of 1,134,000 shares of common stock pursuant to the IPO, the proceeds from such shares being used to finance the cash portion of the IPO Acquisitions. In addition, the Pro Forma results of operations have been adjusted to reflect the effect of changes to certain components of costs and expenses. These items include adjustments to compensation to owners and managers of the IPO Acquired Companies to reflect agreed upon compensation levels subsequent to the acquisition by the Company, adjustments to rental expense to reflect agreed upon modifications to lease agreements to be effective subsequent to the acquisition by the Company and adjustments to certain corporate overhead, other costs and expenses which are not ongoing costs of the businesses acquired and would not have been incurred had the acquisitions by the Company occurred at the beginning of the period. Each of the above mentioned acquisitions has been accounted for under the purchase method of accounting. Accordingly, the total purchase price, including transaction costs, has been allocated to the assets and liabilities of the acquired businesses based on their estimated fair value.

         The unaudited Pro Forma Condensed Consolidated Statements of Cash Flows give additional effect to the issuance of the balance of shares of common stock issued in connection with the IPO, the application of the proceeds thereof and the mandatory exercise of the bridge warrants simultaneously therewith.

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

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 (Unaudited)



2.       CAPITAL STOCK

         In August 1996, the Company completed the IPO. Pursuant to the IPO the Company issued 2,600,000 shares of its $.01 par value common stock at the offering price of $8.00 per share, less underwriters' discount and offering costs. In September 1996, the Underwriters exercised their over-allotment option pursuant to which the Company issued an additional 390,000 shares of common stock, also at the offering price of $8.00 per share, less underwriters' discount.

         Concurrently with the closing of the IPO, the Company issued options to purchase 257,000 shares of common stock pursuant to the 1996 Stock Option Plan. All of the options are exercisable at $8.00 per share, the initial public offering price.

3.       BUSINESS COMBINATIONS

         In October 1996, the Company acquired the same-day delivery business of Express-It (New York, New York) for 444,250 shares of Common Stock and acquired substantially all of the assets of Dollar Courier (San Diego, California) for total consideration of approximately of approximately $330,000, payable over approximately two years. In December 1996, the Company acquired Boogey Transportation Ltd. (Saskatoon, Saskatchewan) for approximately $471,000 in cash and 22,920 shares of common stock and certain of the assets of Winged Foot Couriers, Inc. (New York, New York) for approximately $675,000 in cash. In January 1997, the Company acquired Max America Holdings, Inc. and the assets of One Hour Delivery Service, Inc. and Priority Parcel Express, Inc., all of which operate in Dallas, Texas, for total consideration of approximately $8,700,000, including 154,990 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       MATERIAL CHANGES IN FINANCIAL CONDITION

         For the six months ended January 31, 1997 the Company's pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to approximately $4.2 million as compared to $2.6 million for the same period one year earlier. This increase reflects the additional cash flow resulting from the acquisitions made during the past twelve months and the increased sales and improved profitability from the Company's existing operations.

         Net proceeds of the Company's IPO amounted to approximately $21.4 million. Approximately $8.4 million of this amount was utilized to complete the acquisitions at the time of the IPO and the balance was utilized to reduce long-term debt.

         Subsequent to the IPO, the Company has completed eight acquisitions with total consideration of approximately $16.2 million, consisting of $9.9 million in cash and $6.3 million in the form of the Company's common stock (718,160 shares). Based on each of these acquired company's most recent annual (or annualized, in certain instances) historical operating results, and adjusted for certain pro forma items such as changes in owners' compensation, these eight businesses have combined annual revenues of approximately $24.0 million and EBITDA of approximately $2.8 million.

         As of February 28, 1997, amounts outstanding under the Company's $40 million revolving credit facility are approximately $18.8 million.

         The Company anticipates utilizing its cash flow from operations, proceeds from its revolving credit facility and the issuance of additional shares of its common stock to complete additional acquisitions in the coming months. Based on the rate of acquisitions over the past six months, the Company anticipates that its existing credit facility, as well as cash flow from operations, will provide adequate capital to fund its acquisition program for the next 12 to 15 months. However, should the size of future acquisitions exceed those completed over the past six months, or should sellers be unwilling to accept the Company's common stock as partial consideration, the Company may be forced to seek additional sources of capital. Such sources of additional capital might include the issuance of debt or equity securities or additional bank borrowings. There is no assurance that such sources of capital will be available to the Company or that they will be available on terms acceptable to the Company. Accordingly, the Company's acquisition and expansion program could be negatively affected by these factors.

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

         Subsequent to the IPO, the Company has completed eight additional acquisitions with operations in New York, San Diego, Saskatoon, Saskatchewan, Dallas and Richmond, Virginia (the "Post-IPO Acquisitions"). Each of these acquisitions has been accounted for using the purchase method of accounting. Therefore, the results of operations of the businesses are included with those of the Company from the date of acquisition.

         One of the Post-IPO Acquisitions occurred effective February 1, 1997 and three of such acquisitions, including the two largest, occurred effective January 1, 1997. Accordingly, the effect of these transactions on the Company's consolidated results of operations for the six and three month periods ended January 31, 1997 has not been significant.

         The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of sales:

                                                         Three Months Ended             Six Months Ended         Six Months Ended
                                                             January 31,                   January 31,              January 31,
                                                 ---------------------------------    ---------------------    --------------------
                                                   1996         1996        1997        1996         1997        1996        1997
                                                 --------     --------    --------    --------     --------    --------    --------
                                                              Pro forma                                              Pro forma

                  Sales                             100.0%       100.0%      100.0%      100.0%       100.0%      100.0%      100.0%
                  Cost of sales                      71.5         67.7        67.1        71.5         67.0        66.6        66.9
                                                 --------     --------    --------    --------     --------    --------    --------
                        Gross profit                 28.5         32.3        32.9        28.5         33.0        33.4        33.1

                  Selling, general and
                       administrative expenses       24.4         26.8        25.5        24.9         25.6        27.8        25.7
                  Depreciation and amortization       2.2          2.6         2.8         2.1          2.7         2.6         2.7
                                                                                                                           --------
                                                 --------     --------    --------    --------     --------    --------    --------
                  Operating profit                    1.9          2.9         4.6         1.5          4.7         3.0         4.7
                  Interest expense                    2.0          2.2         0.8         1.7          0.9         2.1         0.7
                                                 --------     --------    --------    --------     --------    --------    --------

                  Income (loss) before taxes
                  and extraordinary item             (0.1)%        0.7%        3.8%       (0.2)%        3.8%        0.9%        4.0%
                                                 ========     ========    ========    ========     ========    ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Three months ended January 31, 1996 vs. three months ended January 31, 1997.

         Sales increased $14,490,000 (93.8%) due primarily to the acquisition of the Mayne Nickless operations which occurred in December 1995 and the IPO Acquisitions. Sales from these acquisitions accounted for approximately $11,947,000 of the increase. Sales from the Post-IPO Acquisitions amount to approximately $2,500,000 during the 1997 period.

         Cost of sales increased $9,048,000 (81.8%), reflecting the acquisitions described above. As a percentage of sales, such amounts decreased from 71.5% to 67.1%. This change reflects the higher gross profit of the Mayne Nickless and IPO acquisition companies. The business of those operations consisted almost entirely of "on-demand" services. These services generally have a higher gross margin than the "scheduled" or "fleet management" services which comprised a larger portion of the business mix for the historical operations of the Company.

         Selling, general and administrative expenses increased $3,869,000 (102.7%) due to costs associated with the Mayne Nickless, IPO and Post-IPO Acquisitions. As a percentage of sales, these expenses increased from 24.4% to 25.5%. This reflects the higher administrative costs associated with "on-demand" services, as well as increased corporate costs associated with the Company's growth and the increased reporting and other obligations attendant to the Company's status as a public corporation. This increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued. In addition, other costs were eliminated through the consolidation of administrative and support functions in certain branches.

         Depreciation and amortization increased both in absolute terms, $500,000 (149.7%), and as a percentage of sales, 2.2% to 2.8%. These increases result from depreciation of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

         Interest expense decreased $77,000 (24.6%) due to the retirement of a portion of outstanding debt in August 1996 with proceeds of the IPO. Therefore, as percentage of sales, interest expense decreased from 2.0% to 0.8%.

         Pro forma three months ended January 31, 1996 to three months ended January 31, 1997.

         Sales increased $4,135,000 (16.0%) due primarily to the Post-IPO Acquisitions and increased sales to regional and national accounts in Canada. The increase from these additional sales was affected by a decline in revenues of approximately $600,000 in Western Canada and Arizona due to the discontinuation of certain unprofitable business in these areas. The increase in sales in the 1997 period was in spite of generally lower levels of business activity in late December and early January due to the Christmas and New Year's holidays falling in the middle of a week.

         Cost of sales increased $2,623,000 (15.0%) due primarily to the above increase in sales. As a percentage of sales, cost of sales decreased from 67.7% to 67.1%. This decrease results primarily from the effect of a high proportion of higher gross margin "on-demand" business during the 1997 period due to the Post-IPO Acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Selling, general and administrative expenses increased $728,000 (10.5%), due to costs associated with increased sales, including those from the Post-IPO Acquisitions, and increased costs in the 1997 quarter related to the Company's public company status. The increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued. As a percentage of sales, however, such costs decreased from 26.8% to 25.5%.

         Depreciation and amortization increased $171,000 (25.8%) due to the effect of amortization of costs related to the Post-IPO Acquisitions. As a percentage of sales, depreciation and amortization increased from 2.6% to 2.8% between the periods.

         Interest expense decreased in real terms by $319,000 (57.5%) and as a percentage of sales, 2.2% to 0.8%. This decrease results from the reduction of outstanding debt with a portion of the proceeds of the IPO and from lower interest rates associated with the Company's amended bank credit facility. The decrease was offset by some extent by the effect of increased borrowings related to the Post-IPO Acquisitions.

Six months ended January 31, 1996 vs. six months ended January 31, 1997.

         Sales increased $27,985,000 (97.0%) due primarily to the acquisition of the Mayne Nickless operations which occurred in December 1995 and the Post-IPO Acquisitions in August 1996. Sales from these acquisitions accounted for approximately $25,385,000 of the increase. Sales from the Post-IPO Acquisitions amount to approximately $2,780,000 during the 1997 period.

         Cost of sales increased $17,454,000 (84.5%), reflecting the acquisitions described above. As a percentage of sales, such amounts decreased from 71.5% to 67.0%. This change reflects the higher gross profit of the Mayne Nickless and IPO acquisition companies. The business of those operations consisted almost entirely of "on-demand" services. These services generally have a higher gross margin than the "scheduled" or "fleet management" services which comprised a larger portion of the business mix for the historical operations of the Company.

         Selling, general and administrative expenses increased $7,369,000 (102.4%) due to costs associated with the Mayne Nickless, IPO and Post-IPO Acquisitions. As a percentage of sales, these expenses increased from 24.9% to 25.6%. This reflects the higher administrative costs associated with "on-demand" services, as well as increased corporate costs associated with the Company's growth and status as a public Corporation. This increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued. In addition, other costs were eliminated through the consolidation of administrative and support functions in certain branches.

         Depreciation and amortization increased both in absolute terms, $915,000 (152.0%), and as a percentage of sales, 2.1% to 2.7%. These increases result from depreciation of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Interest expense decreased $12,000 (2.4%) due to the retirement of a portion of outstanding debt in August 1996 with proceeds of the IPO. Therefore, as percentage of sales, interest expense decreased from 1.7% to 0.9%.

         Results of operations for the three months ended January 31, 1997 include an extraordinary charge of $335,000, net of income taxes, resulting from the early retirement of the Company's Junior Subordinated Debentures concurrently with the IPO.

Pro forma six months ended January 31, 1996 vs. pro forma six months ended January 31, 1997.

         Sales increased $6,772,000 (13.3%) due primarily to the Post-IPO Acquisitions and increased sales to regional and national accounts in Canada. The increase from these additional sales was affected by a decline in revenues of approximately $1,600,000 in Western Canada and Arizona due to the discontinuation of certain unprofitable business in these areas. The increase in sales in the 1997 period was in spite of generally lower levels of business activity in late December and early January due to the Christmas and New Year's holidays falling in the middle of a week.

         Cost of sales increased $4,732,000 (14.0%) due primarily to the above increase in sales. As a percentage of sales, cost of sales increased slightly from 66.6% to 66.9%. This minor change results from the change in product mix between relative high gross margin "on-demand" services and the relative lower gross margin "scheduled" and "fleet management" services.

         Selling, general and administrative expenses increased $661,000 (4.7%), due to costs associated with increased sales, including that from the Post-IPO Acquisitions, and increased costs in the 1997 quarter related to the Company's public company status. The increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued as well as the elimination of other costs through the consolidation of administrative and support services in certain branches. As a percentage of sales, however, such costs decreased from 27.8% to 25.7%.

         Depreciation and amortization increased $233,000 (17.9%) due to the effect of amortization of costs related to the Post-IPO Acquisitions. As a percentage of sales, depreciation and amortization increased from 2.6% to 2.7% between the periods.

         Interest expense decreased in real terms by $641,000 (60.1%) and as a percentage of sales, 2.1% to 0.7%. This decrease results from the reduction of outstanding debt with a portion of the proceeds of the IPO and from lower interest rates associated with the Company's amended bank credit facility. The decrease was offset by some extent by the effect of increased borrowings related to the Post-IPO Acquisitions.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES.

           (c) During the second quarter ended January 31, 1997, the Company has sold or issued the following unregistered securities:

                      (1) In December 1996, the Company issued 22,920 shares of Common Stock to the shareholder of Boogey Transportation Limited as partial consideration for the acquisition of the capital stock of such transportation company.

                      (2) In January 1997, the Company issued 33,500 shares of Common Stock to the shareholders of Max America Holdings, Inc. as partial consideration for the acquisition of the capital stock of such transportation company.

                      (3) In January 1997, the Company issued 21,490 shares of Common Stock to Priority Parcel Express, Inc. as partial consideration for the acquisition of the assets of such transportation company.

                      (4) In January 1997, the Company issued 100,000 shares of Common Stock to One Hour Delivery Service, Inc. as partial consideration for the acquisition of the assets of such transportation company.

           In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits:

                      11.1       Calculation of Net Income (Loss) Per Common
                                 Share

                      27.1       Financial Data Schedule

           (b)        Reports on Form 8-K:

                      No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DYNAMEX INC.



         Dated:   March 10, 1997            by  /s/Richard K. McClelland
                                                ------------------------
                                                Richard K. McClelland President,
                                                Chief Executive Officer and
                                                Chairman of the Board
                                                (Principal Executive Officer)




         Dated:   March 10, 1997            by  /s/ Robert P. Capps
                                                -------------------
                                                Robert P. Capps
                                                Vice President- Finance
                                                and Corporate Development
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX




         EXHIBITS

           11.1       Calculation of Net Income (Loss) Per Common Share

           27.1       Financial Data