Form 10-Q
period 1997-04-30
DYNAMEX INC
filed 1997-06-09
CIK 1015483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---  EXCHANGE ACT FOR THE QUARTER ENDED APRIL 30, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.


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

              7,337,505 SHARES OF COMMON STOCK, $.01 PAR VALUE,
                       OUTSTANDING AS OF MAY 27, 1997.

DYNAMEX INC. AND SUBSIDIARIES



                                     INDEX

                                                                                       PAGE
                                                                                       ----
PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements.

                   Condensed Consolidated Balance Sheets                                 2
                      July 31, 1996 and April 30, 1997 (Unaudited)

                   Condensed Consolidated Statements of Operations (Unaudited)           3
                      Three and Nine Months ended April 30, 1996 and 1997
                       and Pro Forma

                   Condensed Consolidated Statements of Cash Flows                       4
                      Nine Months ended April 30, 1996 and 1997
                      and Pro Forma

                   Notes to Condensed Consolidated Financial Statements                  5

        Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                         7

PART II. OTHER INFORMATION

        Item 2.    Changes in Securities                                                12

        Item 6.    Exhibits and Reports on Form 8-K                                     12

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)

                                                        July 31,    April 30,
                                                          1996        1997
                                                        ---------   ---------
ASSETS                                                             (Unaudited)
CURRENT
    Cash and cash equivalents                            $    894    $  1,192
    Accounts receivable - net                              11,141      18,405
    Prepaid and other current assets                          856       2,683
                                                         --------    --------
                                                           12,891      22,280

PROPERTY AND EQUIPMENT - net                                2,047       4,673
INTANGIBLES - net                                          18,196      39,249
DEFERRED OFFERING EXPENSES                                    763          --
OTHER ASSETS                                                1,102       1,806
                                                         --------    --------

                                                         $ 34,999    $ 68,008
                                                         ========    ========

LIABILITIES

CURRENT
    Accounts payable                                     $  1,088    $    938
    Accrued liabilities                                     5,446       9,503
    Current portion of long-term debt                       2,271         523
                                                         --------    --------
                                                            8,805      10,964

LONG-TERM DEBT                                             20,036      20,301
                                                         --------    --------
                                                           28,841      31,265
                                                         --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; 10,000,000 shares authorized;
      none outstanding                                         --          --
    Common stock 50,000,000 shares authorized;
      2,543,460 and 6,987,505 shares outstanding               25          70
    Stock warrants                                            624          --
    Additional paid-in capital                              8,756      38,169
    Accumulated deficit                                    (3,262)     (1,151)
    Unrealized foreign currency translation adjustment         15        (345)
                                                         --------    --------
                                                            6,158      36,743
                                                         --------    --------

                                                         $ 34,999    $ 68,008
                                                         ========    ========


          See accompanying notes to consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

                                                 Three Months Ended          Nine Months Ended      Nine Months Ended
                                                      April 30,                   April 30,              April 30,
                                            ------------------------------   -------------------    -------------------
                                              1996       1996       1997       1996       1997        1996       1997
                                            --------   --------   --------   --------   --------    --------   --------
                                                       Pro forma                                         Pro forma
SALES                                       $ 21,154   $ 26,414   $ 34,155   $ 50,015   $ 91,001    $ 77,243   $ 91,756

COST OF SALES                                 14,434     17,797     22,501     35,079     60,600      51,624     61,060
                                            --------   --------   --------   --------   --------    --------   --------

GROSS PROFIT                                   6,720      8,617     11,654     14,936     30,401      25,619     30,696

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                        5,195      6,380      8,365     12,390     22,930      20,519     23,166

DEPRECIATION AND AMORTIZATION                    464        537        997      1,066      2,514       1,838      2,531
                                            --------   --------   --------   --------   --------    --------   --------

OPERATING INCOME                               1,061      1,700      2,292      1,480      4,957       3,262      4,999

INTEREST EXPENSE                                 583        607        345      1,079        853       1,673        770
                                            --------   --------   --------   --------   --------    --------   --------

INCOME BEFORE TAXES                              478      1,093      1,947        401      4,104       1,589      4,229

INCOME TAXES                                       3        481        779         11      1,639         699      1,689
                                            --------   --------   --------   --------   --------    --------   --------

INCOME BEFORE EXTRAORDINARY ITEM                 475        612      1,168        390      2,465         890      2,540

EXTRAORDINARY ITEM - Loss on repayment of
Junior subordinated Debentures (less
applicable income taxes of $223)                  --         --         --         --       (335)         --         --
                                            --------   --------   --------   --------   --------    --------   --------

NET INCOME                                  $    475   $    612   $  1,168   $    390   $  2,130    $    890   $  2,540
                                            ========   ========   ========   ========   ========    ========   ========

NET INCOME PER COMMON SHARE
   Income before extraordinary item         $   0.13   $   0.14   $   0.17   $   0.11   $   0.37    $   0.20   $   0.37
   Extraordinary item                             --         --         --         --      (0.05)         --         --
                                            --------   --------   --------   --------   --------    --------   --------
   Net income per common share              $   0.13   $   0.14   $   0.17   $   0.11   $   0.32    $   0.20   $   0.37
                                            ========   ========   ========   ========   ========    ========   ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                               3,732      4,493      7,070      3,732      6,649       4,493      6,860
                                            ========   ========   ========   ========   ========    ========   ========



        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                              Nine Months Ended       Nine Months Ended
                                                                                   April 30,              April 30,
                                                                            --------------------    --------------------
                                                                              1996         1997       1996         1997
                                                                            --------    --------    --------    --------
                                                                                                          Pro forma
OPERATING ACTIVITIES
Net income                                                                  $    390    $  2,130    $    890    $  2,540

Adjustment to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                             1,066       2,515       1,838       2,531
     Loss on disposition stock warrant                                            --         558          --          --
     Unrealized foreign currency adjustment                                       (6)       (360)         (6)       (360)
     Changes in current assets and current liabilities:
       Accounts receivable                                                      (474)     (2,999)       (945)     (2,999)
       Prepaids and other assets                                                 (89)       (951)         36        (951)
       Accounts payable and accrued expenses                                     951       1,744          14       1,692
                                                                            --------    --------    --------    --------
Net cash provided by operating activities                                      1,838       2,637       1,827       2,453
                                                                            --------    --------    --------    --------

INVESTING ACTIVITIES

Payment for acquisitions                                                     (12,267)    (16,544)         --      (9,695)
Purchase of property and equipment                                              (457)     (1,377)       (634)     (1,305)
                                                                            --------    --------    --------    --------
Net cash used by financing activities                                        (12,724)    (17,921)       (634)    (11,000)
                                                                            --------    --------    --------    --------

FINANCING ACTIVITIES

Principal payment on long-term debt                                           (3,414)     (5,498)        484       8,900
Net borrowing under line of credit                                            (2,686)        678          63         678
Proceeds from long-term debt                                                  17,876          --
Proceeds from issuance of stock warrants                                         624          --
Net proceeds from sale of common stock                                            --      21,148
Other assets, deferred offering expenses and intangibles                      (1,504)       (746)     (1,692)       (882)
                                                                            --------    --------    --------    --------
Net cash provided (used) by financing activities                              10,896      15,582      (1,145)     (8,696)
                                                                            --------    --------    --------    --------

NET INCREASE IN CASH                                                              10         298          48         149

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   506         894       2,354       1,043
                                                                            ========    ========    ========    ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    516    $  1,192    $  2,402    $  1,192
                                                                            ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE ON NON-CASH
   INFORMATION
Cash paid for interest                                                      $    403    $    898
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
Capital lease obligations                                                   $     43    $    467    $     43    $    467
                                                                            ========    ========    ========    ========
In conjunction with the acquisition described, liabilities
  were assumed as follows:
    Fair value of assets acquired                                           $ 14,325    $ 21,771                 $12,569
    Cash paid                                                                (12,267)    (16,544)                 (9,695)
                                                                            --------    --------                 -------
    Liabilities assumed and incurred                                        $  2,058    $  5,227                   2,874
                                                                            ========    ========                 =======


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

         The accompanying Unaudited Pro Forma Condensed Consolidated Statements of Operations present the comparative results of operations for the nine months ended April 30, 1997 as if the Company's initial public offering ("IPO") and five acquisitions closed concurrently with the IPO ("IPO Acquisitions") had occurred as of the beginning of that period. Consequently, the results of operations for this period include the issuance of 173,485 shares of common stock as partial consideration for the IPO Acquisitions and the issuance of 2,990,000 shares of common stock pursuant to the IPO. The accompanying Unaudited Pro Forma Condensed Statement of Operations presents the comparative results of operations for the nine and three month periods ended April 30, 1997 as if the acquisition of the on-demand, ground courier operations of Mayne Nickless and the IPO Acquisitions had occurred as of the beginning of that period. Consequently, the results of operations for these periods include the issuance of 173,485 shares of common stock and the issuance of 1,134,000 shares of common stock pursuant to the IPO, the proceeds from such shares being used to finance the cash portion of the IPO Acquisitions. In addition, the Pro Forma results of operations have been adjusted to reflect the effect of changes to certain components of costs and expenses. These items include adjustments to compensation to owners and managers of the IPO Acquired Companies to reflect agreed upon compensation levels subsequent to the acquisition by the Company, adjustments to rental expense to reflect agreed upon modifications to lease agreements to be effective subsequent to the acquisition by the Company and adjustments to certain corporate overhead, other costs and expenses which are not ongoing costs of the businesses acquired and would not have been incurred had the acquisitions by the Company occurred at the beginning of the period. Each of the above mentioned acquisitions has been accounted for under the purchase method of accounting. Accordingly, the total purchase price, including transaction costs, has been allocated to the assets and liabilities of the acquired businesses based on their estimated fair value.

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

3.       BUSINESS COMBINATIONS

         In October 1996, the Company acquired the same-day delivery business of Express-It (New York, New York) for 444,250 shares of Common Stock and acquired substantially all of the assets of Dollar Courier (San Diego, California) for total consideration of approximately of approximately $330,000, payable over approximately two years. In December 1996, the Company acquired Boogey Transportation Ltd. (Saskatoon, Saskatchewan) for approximately $471,000 in cash and 22,920 shares of common stock and certain of the assets of Winged Foot Couriers, Inc. (New York, New York) for approximately $675,000 in cash. In January 1997, the Company acquired Max America Holdings, Inc. and the assets of One Hour Delivery Service, Inc. and Priority Parcel Express, Inc., all of which operate in Dallas, Texas, for total consideration of approximately $8,700,000, including 154,990 shares of common stock. In February 1997, the Company acquired Eagle Couriers, Inc. of Richmond, Virginia for approximately $1,075,000 in cash and 96,000 shares of common stock. In April 1997, the Company acquired Regina Mail Marketing, Inc., which operates in Regina Saskatchewan, for $1,200,000 in cash and 22,400 shares of common stock. In May 1997, the Company acquired Road Runner Transportation Inc., which has operations in Minneapolis-St. Paul, Denver, Dallas, Austin and San Antonio, for $11,200,000 in cash and 350,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       MATERIAL CHANGES IN FINANCIAL CONDITION

         For the nine months ended April 30, 1997 the Company's pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to approximately $7.5 million as compared to $5.1 million for the same period one year earlier. This increase reflects the additional cash flow resulting from the acquisitions made during the past nine months and the increased sales and improved profitability from the Company's existing operations.

         Net proceeds of the Company's IPO amounted to approximately $21.4 million. Approximately $8.4 million of this amount was utilized to complete the acquisitions at the time of the IPO and the balance was utilized to reduce long-term debt.

         Subsequent to the IPO, the Company has completed eleven acquisitions with total consideration of approximately $33.0 million, consisting of $23.7 million in cash and $9.3 million in the form of the Company's common stock (1,090,560 shares). Based on each of these acquired company's most recent annual (or annualized, in certain instances) historical operating results, and adjusted for certain pro forma items such as changes in owners' compensation, these eleven businesses have combined annual revenues of approximately $48.5 million and EBITDA of approximately $5.7 million.

         The cash portion of the Post-IPO Acquisitions has been funded from internally generated cash and proceeds from the Company's revolving credit facility. As of May 27, 1997, amounts outstanding under the Company's $40 million revolving credit facility are approximately $32.5 million.

         The Company anticipates utilizing its cash flow from operations, proceeds from its revolving credit facility and the issuance of additional shares of its common stock to complete additional acquisitions in the coming months. The aggregate size of the acquisitions made subsequent to the IPO and the pace of these acquisitions has been greater than management originally anticipated. Should future acquisition opportunities be comparable, the Company's existing credit facility may not be adequate to fund these acquisitions. Therefore, management expects to expand this facility in order to provide greater financial resources for use in the Company's acquisition program. There is no assurance, however, as to the magnitude of such expansion or that it will be available on terms acceptable to the Company.

         Even with expanded capacity under its revolving credit agreement, the Company could require additional sources of capital should the rate of acquisitions and the size of these acquisitions continue consistent with recent activity. Such sources of additional capital might include the issuance of debt or equity securities. There is no assurance that such sources of capital will be available to the Company or that they will be available on terms acceptable to the Company. Accordingly, the Company's acquisition and expansion program could be negatively affected by these factors.

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

         Subsequent to the IPO and through April 30, 1997, the Company has completed ten additional acquisitions with operations in New York, San Diego, Saskatoon, Saskatchewan, Regina, Saskatchewan, Dallas and Richmond, Virginia (the "Post-IPO Acquisitions"). Each of these acquisitions has been accounted for using the purchase method of accounting. Therefore, the results of operations of the businesses are included with those of the Company from the date of acquisition.

         The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of sales:

                                 Three Months Ended      Nine Months Ended   Nine Months Ended
                                      April 30,               April 30,         April 30,
                              ------------------------   -----------------   -----------------
                               1996     1996     1997     1996       1997     1996       1997
                              ------   ------   ------   ------    -------   ------    -------
                                        Pro forma                               Pro forma

Sales                          100.0%   100.0%   100.0%   100.0%     100.0%   100.0%     100.0%
Cost of sales                   68.2     67.4     65.9     70.1       66.6     66.8       66.5
                               -----    -----    -----    -----      -----    -----      -----
      Gross profit              31.8     32.6     34.1     29.9       33.4     33.2       33.5

Selling, general and
     administrative expenses    24.6     24.2     24.5     24.8       25.2     26.6       25.2
Depreciation and amortization    2.2      2.0      2.9      2.1        2.8      2.4        2.8
                               -----    -----    -----    -----      -----    -----      -----
Operating profit                 5.0      6.4      6.7      3.0        5.4      4.2        5.4
Interest expense                 2.8      2.3      1.0      2.2        0.9      2.2        0.8
                               -----    -----    -----    -----      -----    -----      -----

Income (loss) before taxes
    and extraordinary item       2.3%     4.1%     5.7%     0.8%       4.5%     2.1%       4.6%
                               =====    =====    =====    =====      =====    =====      =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Three months ended April 30, 1996 vs. three months ended April 30, 1997.

         Sales increased $13,001,000 (61.5%) due primarily to the acquisition of the Mayne Nickless operations which occurred in December 1995 and the IPO Acquisitions. Sales attributable to the Post-IPO Acquisitions amount to approximately $6,000,000 during the 1997 period.

         Cost of sales increased $8,067,000 (55.9%), reflecting the acquisitions described above. As a percentage of sales, such amounts decreased from 68.2% to 65.9%. This change reflects the higher gross profit of the Mayne Nickless, IPO Acquisition, and the Post-IPO Acquisition companies. The business of those operations consisted almost entirely of "on-demand" services. These services generally have a higher gross margin than the "scheduled" or "fleet management" services which comprised a larger portion of the business mix for the historical operations of the Company.

         Selling, general and administrative expenses increased $3,170,000 (61.0%) due to costs associated with the Mayne Nickless, IPO Acquisition and Post-IPO Acquisitions. As a percentage of sales, these expenses decreased slightly from 24.6% to 24.5%. The increase in absolute amounts reflects the higher administrative costs associated with "on-demand" services, as well as increased corporate costs associated with the Company's growth and the increased reporting and other obligations attendant to the Company's status as a public corporation. The decrease as a percent of sales reflects spreading certain fixed costs over a larger revenue base. In addition, other costs were eliminated through the consolidation of administrative and support functions in certain branches.

         Depreciation and amortization increased both in absolute terms, $533,000 (114.9%), and as a percentage of sales, 2.2% to 2.9%. These increases result from depreciation and amortization of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

         Interest expense decreased $238,000 (40.8%) due to the retirement of a portion of outstanding debt in August 1996 with proceeds of the IPO. Therefore, as percentage of sales, interest expense decreased from 2.8% to 1.0%. This decrease was offset to some extent by additional borrowings related to the Post-IPO Acquisitions.

Pro forma three months ended April 30, 1996 to three months ended April 30, 1997.

         Sales increased $7,741,000 (29.3%) due primarily to the Post-IPO Acquisitions and increased sales to regional and national accounts in Canada.

         Cost of sales increased $4,704,000 (26.4%) due primarily to the above increase in sales. As a percentage of sales, cost of sales decreased from 67.4% to 65.9%. This decrease results primarily from the effect of a high proportion of higher gross margin "on-demand" business during the 1997 period due to the Post-IPO Acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Selling, general and administrative expenses increased $1,985,000 (31.1%), due to costs associated with increased sales, including those from the Post-IPO Acquisitions, and increased costs in the 1997 quarter related to the Company's public company status. As a percentage of sales, such costs increased from 24.2% to 24.5%.

         Depreciation and amortization increased $460,000 (85.7%) due to the effect of amortization of costs related to the Post-IPO Acquisitions. As a percentage of sales, depreciation and amortization increased from 2.0% to 2.9% between the periods.

         Interest expense decreased in real terms by $262,000 (43.2%) and as a percentage of sales, 2.3% to 1.0%. This decrease results from the reduction of outstanding debt with a portion of the proceeds of the IPO and from lower interest rates associated with the Company's amended bank credit facility. The decrease was offset by some extent by the effect of increased borrowings related to the Post-IPO Acquisitions.

Nine months ended April 30, 1996 vs. nine months ended April 30, 1997.

         Sales increased $40,986,000 (81.9%) due primarily to the acquisition of the Mayne Nickless operations which occurred in December 1995, the IPO Acquisitions in August 1996, and the Post-IPO Acquisitions. Sales from the Post-IPO Acquisitions amount to approximately $8,780,000 during the 1997 period.

         Cost of sales increased $25,521,000 (72.8%), reflecting the acquisitions described above. As a percentage of sales, such amounts decreased from 70.1% to 66.6%. This change reflects the higher gross profit of the Mayne Nickless, the IPO Acquisition, and Post-IPO Acquisition companies. The business of those operations consisted mostly of "on-demand" services. These services generally have a higher gross margin than the "scheduled" or "fleet management" services which comprised a larger portion of the business mix for the historical operations of the Company.

         Selling, general and administrative expenses increased $10,540,000 (85.1%) due to costs associated with the Mayne Nickless, IPO and Post-IPO Acquisitions. As a percentage of sales, these expenses increased from 24.8% to 25.2%. This reflects the higher administrative costs associated with "on-demand" services, as well as increased corporate costs associated with the Company's growth and status as a public Corporation. This increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued. In addition, other costs were eliminated through the consolidation of administrative and support functions in certain branches.

         Depreciation and amortization increased both in absolute terms, $1,448,000 (135.8%), and as a percentage of sales, 2.1% to 2.8%. These increases result from depreciation of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Interest expense decreased $226,000 (20.9%) due to the retirement of a portion of outstanding debt in August 1996 with proceeds of the IPO. Therefore, as percentage of sales, interest expense decreased from 2.2% to 0.9%. This decrease was offset to some extent by additional borrowings related to the Post-IPO Acquisitions.

         Results of operations for the three months ended January 31, 1997 include an extraordinary charge of $335,000, net of income taxes, resulting from the early retirement of the Company's Junior Subordinated Debentures concurrently with the IPO.

Pro forma nine months ended April 30, 1996 vs. pro forma nine months ended April 30, 1997.

         Sales increased $14,513,000 (18.8%) due primarily to the Post-IPO Acquisitions and increased sales to regional and national accounts in Canada. The increase from these additional sales was affected by a decline in revenues of approximately $1,600,000 in Western Canada and Arizona due to the discontinuation of certain unprofitable business in these areas. The increase in sales in the 1997 period was in spite of generally lower levels of business activity in late December and early January due to the Christmas and New Year's holidays falling in the middle of a week.

         Cost of sales increased $9,436,000 (18.3%) due primarily to the above increase in sales. As a percentage of sales, cost of sales decreased slightly from 66.8% to 66.5%. This minor change results from the change in product mix between relative high gross margin "on-demand" services and the relative lower gross margin "scheduled" and "fleet management" services.

         Selling, general and administrative expenses increased $2,647,000 (12.9%), due to costs associated with increased sales, including that from the Post-IPO Acquisitions, and increased costs in the 1997 period related to the Company's public company status. The increase was offset by the elimination of certain administrative costs associated with revenue in Western Canada and Arizona which was discontinued as well as the elimination of other costs through the consolidation of administrative and support services in certain branches. As a percentage of sales, however, such costs decreased from 26.6% to 25.2%. The decrease as a percent of sales reflects spreading certain fixed costs over a larger revenue base.

         Depreciation and amortization increased $693,000 (37.7%) due to the effect of amortization of costs related to the Post-IPO Acquisitions. As a percentage of sales, depreciation and amortization increased from 2.4% to 2.8% between the periods.

         Interest expense decreased in real terms by $903,000 (54.0%) and as a percentage of sales, 2.2% to 0.8%. This decrease results from the reduction of outstanding debt with a portion of the proceeds of the IPO and from lower interest rates associated with the Company's amended bank credit facility. The decrease was offset by some extent by the effect of increased borrowings related to the Post-IPO Acquisitions.

                           PART II. OTHER INFORMATION




ITEM 2.    CHANGES IN SECURITIES.

           (c) During the third quarter ended April 30, 1997, the Company has sold or issued the following unregistered securities:

                 (1) In February 1997, the Company issued 96,000 shares of Common Stock to the shareholders of Eagle Couriers, Inc. as partial consideration for the acquisition of such transportation company.

                 (2) In April 1997, the Company issued 22,400 shares of Common Stock to the shareholders of Regina Mail Marketing, Inc. as partial consideration for the acquisition of such transportation company.


           In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits:

                 11.1 Calculation of Net Income Per Common Share

                 27.1 Financial Data Schedule

           (b)   Reports on Form 8-K:

                 Report dated May 16, 1997 concerning the acquisition of Road Runner Transportation, Inc.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DYNAMEX INC.



       Dated:       June 9, 1997    by   /s/RICHARD K. MCCLELLAND
                                         ---------------------------------------
                                         Richard K. McClelland
                                         President, Chief Executive Officer and
                                         Chairman of the Board
                                         (Principal Executive Officer)




       Dated:       June 9, 1997    by   /s/ROBERT P. CAPPS
                                         ---------------------------------------
                                         Robert P. Capps
                                         Vice President-Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------
  11.1       Calculation of Net Income Per Common Share

  27.1       Financial Data