Form 10-K405
period 1997-07-31
DYNAMEX INC
filed 1997-10-29
CIK 1015483

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 1997; or
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         ________________.

Commission file number: 000-21057
                                  DYNAMEX INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              86-0712225
           (State of incorporation)          (IRS employment identification no.)

             1431 GREENWAY DRIVE                            75038
                   SUITE 345                              (Zip Code)
                IRVING, TEXAS
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (972) 756-8180

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on October 17, 1997 was approximately $58,852,216.00.

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 17, 1997 was 7,411,623 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III of this Form 10-K has been incorporated by reference to the Registrant's definitive Proxy statement on
Schedule 14-A to be filed with the Commission on or about November 3, 1997.

                                     Part 1

Statements and information presented within this Annual Report on Form 10-K for Dynamex Inc. (the "Company") contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors". All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

ITEM 1.  BUSINESS

GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the U.S. and Canada. Through internal growth and acquisitions, the Company has built the only national network of same-day delivery and logistics systems in Canada and has established operations in 20 U.S. metropolitan areas from which it intends to build a national network in the U.S.

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

         The Company intends to expand its operations in the U.S. and Canada by
(i) increasing customer utilization of its primary services at each location,
(ii) targeting national and regional accounts, (iii) creating alliances with strategic partners, and (iv) continuing to actively pursue acquisitions of high quality same-day delivery companies.

COMPANY HISTORY

         The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. In May 1995, the Company acquired Dynamex Express, the ground courier operations of Air Canada, which was led by Richard
K. McClelland, the Company's Chief Executive Officer. In July 1995, the Company changed its name to Dynamex Inc. At the time of its acquisition by the Company, Dynamex Express had developed a national network of 20 locations across Canada and offered an array of services on a national, multi-city and local basis. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless Incorporated and Mayne Nickless Canada Inc. (together "Mayne Nickless") which had operations in eight U.S. cities and two Canadian cities. In August 1996, using a portion of the proceeds from the initial public offering of the Company's Common Stock (the "IPO") and by issuing additional shares of Common Stock, the Company purchased same-day delivery businesses in New York, New York; Columbus, Ohio; Chicago, Illinois; Halifax, Nova Scotia; and Winnipeg, Manitoba (collectively, the "IPO Acquisitions"). Subsequent to the IPO and through September 30, 1997, the Company purchased additional same-day delivery businesses in New York, New York; San Diego, California; Saskatoon and Regina Saskatchewan; Dallas, Texas; Richmond, Virginia; Kansas City, Missouri; Minneapolis/St. Paul, Minnesota; Hartford, Connecticut; Boston, Massachusetts and Atlanta, Georgia (the "Post-IPO Acquisitions"). See "Business--Recent Acquisitions."

SERVICES

         The Company provides its customers with a range of value added, same-day delivery and logistics services. While the volume of each service provided and the profitability thereof varies significantly from branch office to branch office, each of the Company's branch offices generally offers the same core services. Factors which impact the business mix per branch include customer base, competition, geographic characteristics, available labor and general economic environment.

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

         The Company's on-demand services include the delivery of a customer's inventory on a just-in-time basis from strategic stocking locations managed by Company personnel. The Company does not take ownership of or title to the inventory but provides the warehouse space or utilizes space provided by its customer to establish and manage a customized, multi-site strategic stocking program. Furthermore, the Company bundles services such as same-day ground, same-day air and next-day air delivery to replenish stocking locations.

         The Company also provides other value added services to its basic transportation services, including "semi-technical swap-out" services where the Company's drivers perform certain repair services to customers in the electronics industry. The driver is trained to perform these repairs as well as delivering the repair parts. This eliminates the need for the customer to dispatch a repair technician in many circumstances.

         For the year ended July 31, 1997, approximately 66% of the Company's revenues were generated from on-demand same-day delivery services.

  Same-Day Scheduled Distribution

         The Company provides same-day scheduled distribution services for time-sensitive local deliveries that, by their nature, are recurring. Scheduled distribution services include regularly scheduled deliveries made on a point-to- point basis or deliveries that require intermediate handling, routing or sorting of items to be delivered to multiple locations. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. The Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. In the suburban Washington, D.C./Baltimore area, the Company provides scheduled, as well as on-demand, delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra and inter-city basis. For the year ended July 31, 1997, approximately 13% of the Company's revenues were generated from same-day scheduled distribution services.

  Fleet Management and Other Outsourcing Services

         With its fleet management service, the Company provides transportation services for customers that previously managed such operations in-house. The Company assumes responsibility for providing and managing a fleet of dedicated vehicles at the customer's site. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor trailers (or any combination) which may display the customer's logo and colors. In addition, the Company's on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained on average. The Company's fleet management services include designing and managing systems created to maximize efficiencies in transporting, sorting and delivering customer's products on a local and multi-city basis. Because the Company generally does not own vehicles but instead hires drivers who do, the Company's fleet management solutions are not limited by the Company's need to utilize its own fleet.

         In addition, the Company provides facilities management services whereby it manages, on an outsourcing basis, certain components of a customers' transportation requirements such as dispatching, inventory management and mailroom operations.

         For the year ended July 31, 1997, approximately 21% of the Company's revenues were generated from fleet management and other outsourcing services.

OPERATIONS

         The Company's operations are divided into three U.S. regions and one Canadian region, with each of the Company's over 40 branches reporting to a regional office. Branch operations are locally managed with regional and national oversight and support provided as necessary. A branch manager is assigned to each branch office and is accountable for all aspects of branch operations including profitability. Each branch manager reports to a regional manager with similar responsibilities for all branches within his or her region. Certain administrative and marketing functions may be centralized for multiple branches in a given city or region. Prices for the Company's services are determined at the branch level based on the distance, weight and time-sensitivity of a particular delivery.

  Same-Day On-Demand Delivery

         Most locations have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who, utilizing computer systems, provide the customer with a job-specific price quote and transmit the order to the appropriate dispatch location. Certain of the Company's larger clients can access such software through electronic data interface to enter dispatch requirements, page specific drivers, make inquiries, and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company's computers, through pagers or by radio.

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

SALES AND MARKETING

         The Company is in the process of expanding its national sales program in the U.S. in order to promote its services to regional and national accounts. The overall marketing program is directed by the Vice President of Marketing. Once the program is fully implemented, National Account Managers will be responsible for developing and managing relationships with large companies who are likely to utilize the Company's services in multiple locations. Regional Sales Managers currently oversee local sales representatives in each market in which the Company has operations.

         The Company's marketing representatives make regular calls on existing and potential customers to identify such customers' delivery and logistics needs. Customer service representatives regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns. Through its telemarketing program, the Company maintains a database of its customers service utilization patterns and satisfaction level. The telemarketing database is used by the sales force to analyze opportunities and conduct performance audits with existing customers.

         The Company generally enters into customer contracts for scheduled distribution, fleet management and strategic stocking services which are terminable (in selected cases with cancellation penalties) by such customer upon notice generally ranging from 30 to 90 days. The Company does not typically enter into contracts with its customers for on- demand delivery services other than strategic stocking services.

CUSTOMERS

         As of September 30, 1997, the Company had a diversified customer base of approximately 45,000 active customers across the U.S. and Canada. The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to 70 pounds to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that as of September

30, 1997, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the Company's customers are located in Canada. Approximately 52% of the Company's revenues for the year ended July 31, 1997 were generated in Canada. See Note 9 of Notes to the Consolidated Financial Statements.

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

         The market for the Company's logistics services is also highly competitive, and can be expected to become more competitive as additional companies seek to capitalize on the growth in the industry. The Company's principal competitors for such services are other delivery companies and in-house transportation departments. The Company generally competes on the basis of its ability to provide customized service regionally and nationally and on the basis of price.

         The Company competes for acquisition candidates with other companies in the industry and companies that may not currently operate in the industry but may acquire and consolidate local courier businesses.

RECENT ACQUISITIONS

         IPO Acquisitions. In August 1996, the Company consummated the IPO Acquisitions. The aggregate consideration paid by the Company in the IPO Acquisitions was approximately $7.8 million in cash and 173,485 shares of Common Stock and the Company repaid an aggregate of approximately $840,000 of indebtedness of the acquired companies.

         Post-IPO Acquisitions.   During the period commencing September 1996
through September 1997, the Company acquired the following same-day delivery businesses:

                                                                                       Effective Date
      Company                                      Metropolitan Areas Served           of Acquisition
      -------                                      -------------------------           --------------
      Express It, Inc.                               New York, New York                October 1, 1996
      Dollar Courier                                 San Diego, California             October 18, 1996
      Winged Foot Couriers, Inc.                     New York, New York                December 1, 1996
      Boogey Transportation Limited                  Saskatoon, Saskatchewan           December 1, 1996
      One Hour Delivery Services, Inc.               Dallas, Texas                     January 1, 1997
      Priority Parcel Express, Inc.                  Dallas, Texas                     January 1, 1997
      Max America Holdings, Inc.                     Dallas, Texas                     January 1, 1997
      Eagle Couriers, Inc.                           Richmond, Virginia                February 1, 1997
      One Hour Courier Service, Inc.                 Kansas City, Missouri             March 1, 1997
      Regina Mail Marketing, Inc.                    Regina, Saskatchewan              April 28, 1997
      Road Runner Transportation, Inc.               Minneapolis/St. Paul, MN          May 16, 1997
      Central Delivery Service of                    Hartford, Connecticut
         Washington, Inc. (2 branches only)          Boston, Massachusetts             August 16, 1997
      Road Management Systems, Inc.                  Atlanta, Georgia                  September 26, 1997
          and certain related companies
      City Courier, Inc. and certain                 New York, New York                September 30, 1997
          related companies

         The consideration paid by the Company for the Post-IPO Acquisitions was determined through arms-length negotiations among the Company and the representatives of the stockholders of these acquired companies. The factors considered by the parties in determining the purchase price include, among other things, the historical operating results and the future prospects of the acquired companies. The Company paid approximately $52.3 million as aggregate consideration for the Post-IPO Acquisition Companies, consisting of $39.0 million in cash, and 1,164,678 shares of Common Stock. In addition, in certain instances, additional cash consideration may be paid by the Company if such acquired businesses obtain certain performance goals.

         Each of the above referenced acquisitions is being accounted for using the purchase method of accounting. Accordingly, each acquired company is included in the Company's consolidated results of operations from the date of its respective acquisition. The Company is currently integrating recently acquired companies into the Company's operating environment. Each acquired company has been assigned to the appropriate regional division of the Company. A manager of each acquired company has agreed to continue to manage such operation after the consummation of the respective acquisition and has been appointed branch manager at such operation. Management is training the staff of the acquired companies so that each branch will be able to provide and market the full range of Company services. As soon as practicable and where appropriate, the Company will assimilate each acquired company's accounting, payroll and cash management functions, standardize its insurance coverage and employee benefits and supplement or replace the use of the acquired company's tradename with "Dynamex."

REGULATION

         As of January 1, 1995, the U.S. Federal Aviation Administration Authorization Act of 1994 became effective, abolishing all intrastate regulatory control over prices, routes and services to which the Company had previously been subject. This legislation has increased the ability of the Company to expand into new states and to expand its presence in its existing areas of service. The Company holds nationwide general commodities authority from the Interstate Commerce Commission and/or the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an interstate basis within the contiguous 48 states. The Trucking Industry Regulatory Reform Act of 1994 further deregulated certain aspects of the transportation industry, so that the Company will no longer be required to file tariffs setting forth its interstate rates. The Company holds permanent extra- provincial (and where required, intra-provincial) operating authority in all Canadian provinces where the Company does business.

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

EMPLOYEES

         At September 30, 1997, the Company had approximately 1,900 employees, of which approximately 1,120 were employed full-time primarily in various management, supervisory, administrative, and corporate positions, approximately 440 were employed full-time as drivers and approximately 20 were employed part-time, primarily as drivers and 320 employees as bikers and walkers. Additionally at September 30, 1997, the Company had contracts with approximately 3,080 independent owner/operators. Management believes that the Company's relationship with such employees and independent owner/operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

         In Canada, approximately 54% of the Company's drivers are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. None of the Company's U.S. employees or drivers are represented by unions.

RISK FACTORS

         In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in forth in the following risk factors and elsewhere in this report.

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

         The Company's acquisition strategy may require the Company to incur additional debt in the future, may result in potentially dilutive issuances of securities and may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company's primary lender must consent to any acquisitions consummated in the next 12 months. There can be no assurance that the Company's primary lender will consent to such acquisitions or that, if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Recent acquisitions have greatly expanded the size and scope of the operations of the Company. The process of integrating acquired businesses often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. There can be no assurance that the Company will be able to profitably manage recently acquired businesses or successfully integrate their operations into the Company.

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

CLAIMS EXPOSURE

         The Company utilizes the services of approximately 3,520 drivers, and from time to time such drivers are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with an aggregate limit of $15.0 million, and independent owner/operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. In addition, the Company's increased visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims, or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, significant increases in insurance costs could adversely affect the Company's profitability. See "Business -- Safety."

CERTAIN TAX MATTERS RELATED TO DRIVERS

         The Company uses independent owner/operators as drivers in a significant portion of its operations. As of September 30, 1997, approximately 88% of the Company's drivers were independent owner/operators. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner/operators in the transportation industry, including those utilized by the Company, are employees rather than independent contractors. The Company believes that the independent owner/operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal, state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay for and administer added benefits to independent owner/operators, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such persons, it may be required to pay penalties which could have a material adverse impact on the Company's financial condition and results of operations. See "Business -- Services" and "-- Employees."

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

FOREIGN EXCHANGE

         A significant portion of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's Consolidated Financial Statements. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the

Company's business, financial condition or results of operations. See Note 9 of Notes to the Consolidated Financial Statements.

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

EFFECTIVE CONTROL

         James M. Hoak directly and indirectly owns an aggregate of 1,275,942 shares of Common Stock, or approximately 17.2% of the total voting power of the Company. Accordingly, Hoak is in a position to exercise substantial influence over actions that require consent of stockholders, including decisions relating to the election of directors of the Company, mergers and consolidations. See "Principal Stockholders," and "Certain Transactions."

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

LIMITED TRADING HISTORY; POSSIBLE VOLATILITY OF STOCK PRICE

         The Company's common stock began trading on August 13, 1996. Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the Common Stock, investor perception of the Company, and general economic and market conditions. Variations in the Company's operating results, general trends in the industry and other factors could cause the market price of the Common Stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the Common Stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the Common Stock could be affected by such fluctuations.

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

ITEM 2.  PROPERTIES

         The Company operates its facilities in 63 locations, all of which are leased. These facilities are principally used for operations, general and administrative functions and training. Several of these facilities are primarily used as storage and warehouse space for strategic stocking. The chart below summarizes the locations of facilities which the Company leases as of September 30, 1997:

                                                                             NUMBER OF
                                                                             ---------
                       LOCATION                                          LEASED PROPERTIES
                                                                         -----------------
                       Canada
                       ------
                       Alberta                                                   6
                       British Columbia                                          6
                       Manitoba                                                  3
                       Newfoundland                                              1
                       Nova Scotia                                               1
                       Ontario                                                  10
                       Quebec                                                    3
                       Saskatchewan                                              2
                                                                               ---
                                  Canadian Total                                32
                       U.S.
                       ----
                       Arizona                                                   1
                       California                                                4
                       Colorado                                                  1
                       Connecticut                                               1
                       District of Columbia                                      1
                       Georgia                                                   1
                       Illinois                                                  2
                       Maryland                                                  1

                       Massachusetts                                             1
                       Minnesota                                                 2
                       Missouri                                                  1
                       New York                                                  6
                       North Carolina                                            1
                       Ohio                                                      1
                       Pennsylvania                                              1
                       Texas                                                     3
                       Virginia                                                  2
                       Washington                                                1
                                                                               ---
                                 U.S. Total                                     31

         The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 1996 and 1997 was approximately $1,177,000 and $2,056,000, respectively. The Company's principal executive offices are currently located in Irving, Texas. See Note 7 of Notes to the Consolidated Financial Statements.

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

         None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Principal Market. The Company's Common Stock began trading over-the-counter on the Nasdaq National Market under the symbol "DYMX" on August 13, 1996. The following table summarizes the high and low sale prices per share of Common Stock for the periods indicated, as reported on the Nasdaq National Market:

                                                                                Bid
                                                                         ----------------
                             Fiscal Year 1997                            High         Low
                             ----------------                            -----        ---
                             First Quarter (from August 13, 1996)      $ 11.75       $  8.00
                             Second Quarter                            $11.625       $  8.25
                             Third Quarter                             $ 11.50       $  5.25
                             Fourth Quarter                            $ 8.875       $ 5.625


         Holders of Common Stock. As of October 17, 1997, the approximate number of holders of record of Common Stock was 121.

         Dividends. The Company has not declared or paid any cash dividends on its Common Stock since its inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not
anticipate paying any cash dividends in the foreseeable future.   In addition,
the Company's Credit Agreement restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

         Recent Sales of Unregistered Securities. In May 1997, the Company issued 350,000 shares of Common Stock to the shareholders of Road Runner Transportation, Inc. as partial consideration for the acquisition of such transportation companies. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data for the three years ended July 31, 1997 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 1993 and 1994 have been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The selected financial data are qualified in their entirety, and should be read in conjunction with, the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                         Year Ended July 31,
                                                                         -------------------
                                                                (in thousands, except per share data)
                                                        ------------------------------------------------------
                                                        1993           1994        1995       1996       1997
                                                        ----           ----        ----       ----       ----
         STATEMENT OF OPERATIONS DATA:
           SALES....................................  $   728        $  7,023    $ 21,032    $ 71,812   $131,867
           COST OF SALES............................      419           5,212      14,336      50,018     87,193
                                                      -------        --------    --------    --------   --------
             GROSS PROFIT...........................      309           1,811       6,696      21,794     44,674
           SELLING, GENERAL AND ADMINISTRATIVE
             EXPENSES...............................      738           2,397       7,225      17,545     33,318
           DEPRECIATION AND AMORTIZATION............       54             322         690       1,542      3,543
                                                      -------        --------    --------    --------   --------
             OPERATING INCOME (LOSS)................     (483)           (908)     (1,219)      2,707      7,813
           INTEREST EXPENSE.........................       25             157          403      1,655      1,481
             INCOME (LOSS) BEFORE TAXES.............     (508)         (1,065)     (1,622)      1,052      6,332
           INCOME TAXES.............................        --              --           3        176      2,485
             NET INCOME (LOSS), BEFORE                --------       ---------   ---------   --------   --------
               EXTRAORDINARY ITEM...................     (508)         (1,065)     (1,625)        876      3,847
             EXTRAORDINARY LOSS ON EARLY
               RETIREMENT OF DEBT  (NET OF
               INCOME TAX BENEFIT OF $222)                                                                   335
                                                                                                        --------
           NET INCOME (LOSS)........................  $  (508)       $ (1,065)   $ (1,625)   $    876   $  3,512
                                                      ========       =========   ========    ========   ========
           NET INCOME (LOSS) PER COMMON SHARE,
               BEFORE EXTRAORDINARY ITEM............  $ (0.33)       $  (0.63)   $  (0.81)   $   0.23   $   0.56
                                                      ========       =========   ========    ========   ========
           NET INCOME (LOSS) PER COMMON SHARE(1)....  $ (0.33)       $  (0.63)   $  (0.81)   $   0.23   $   0.51
                                                      =======        ========    ========    ========   ========
         WEIGHTED AVERAGE COMMON SHARES
               OUTSTANDING..........................    1,556           1,691        2,018      3,732      6,836
                                                      =======        ========    =========   ========   ========
         OTHER DATA:
           EARNINGS (LOSS) BEFORE INTEREST,
               TAXES, DEPRECIATION AND
               AMORTIZATION(2)......................  $  (429)       $   (586)   $   (529)   $  4,249   $ 11,356




                                                                             JULY 31                      ,
                                                          -------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          1993       1994       1995        1996       1997
                                                          ----       ----       ----        ----       ----
            BALANCE SHEET DATA:
              WORKING CAPITAL ......................      $   36     $  638    $ 1,484     $ 4,086    $11,428

              TOTAL ASSETS  ........................       1,286      8,134     17,194      34,999     88,151
              LONG-TERM DEBT, EXCLUDING CURRENT            1,037      1,999      5,924      20,036     32,388
                PORTION ............................
              SHAREHOLDERS' EQUITY (DEFICIT)........        (106)     3,389      4,650       6,158     41,100


(1)   See Note 1 of Notes to the Consolidated Financial Statements.

(2) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. Cash flows provided by (used in) operating activities for the three years ended July 31, 1997 were ($944), $2,380, and $4,268, respectively. Cash flows used in investing activities for the three years ended July 31, 1997 were $7,995, $13,192, and $31,896, respectively. Cash flows provided by financing activities for the three years ended July 31, 1997 were $8,580, $11,200, and $28,060, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           The following discussion should be read in
conjunction with the information contained in the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors".

GENERAL

      The Company had no significant operations prior to the year ended July 31, 1992. Since that date and through July 31, 1997, the Company has completed 28 acquisitions of same-day courier operations in the U.S. and Canada. Each of these acquisitions has been accounted for using the purchase method of accounting. Accordingly, the Company's historical results of operations reflect the results of acquired operations as of the date of acquisition. Among the most significant of these transactions are (i) the acquisition of Dynamex Express in May 1995, pursuant to which the Company acquired the majority of its Canadian operations and employed its Chief Executive Officer and certain other key employees, and (ii) the acquisition of Mayne Nickless in December 1995. The operating results attributable to the operations of Dynamex Express are included in the Company's historical results after May 31, 1995, and the operations of Mayne Nickless are included in the Company's historical results after December 28, 1995. Concurrently with the closing of its initial public offering ("IPO") on August 16, 1996 the Company completed the acquisition of five same-day transportation operations. Subsequent to the IPO and through September 30,1997 the Company completed 11 acquisitions at various dates.

       As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods, and in particular, the periods prior to the Company's acquisition of Dynamex Express are not necessarily comparable to the periods subsequent to such acquisition.

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

      Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs and third party delivery charges, if any. The Company almost exclusively utilizes drivers who own their own vehicles, and approximately 88% of these owner/operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the charge for a delivery. Consequently, the Company's costs directly associated with providing these services are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

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

      The Company utilized approximately $4.8 million of the net proceeds from the IPO to redeem the junior subordinated debentures (the "Bridge Notes") due June 28, 2001, bearing interest at an annual rate of 12%. The carrying value of the Bridge Notes, approximately $4.2 million, was the estimated fair value of such facility at the date of its issuance plus the accumulated amortization of the difference between such estimated fair value and the principal amount. Consequently, in the first quarter of fiscal year 1997, the Company incurred an extraordinary loss in the amount of this difference, approximately $335,000, net of tax, in connection with the redemption of the Bridge Notes upon the closing of the IPO.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain items from the Company's consolidated statement of operations, expressed as a percentage of sales:

                                                                                  YEAR ENDED JULY 31,
                                                                                  -------------------
                                                                            1995          1996          1997
                                                                            ----          ----          ----
                       Sales .........................................      100.0%        100.0%        100.0%
                       Cost of sales .................................       68.2          69.7          66.1
                                                                           ------        ------        ------
                         Gross profit  ...............................       31.8          30.3          33.9
                       Selling, general and administrative expense....       34.3          24.4          25.3
                       Depreciation and amortization .................        3.3           2.1           2.7
                                                                           ------        ------        ------
                         Operating income  ...........................       (5.8)          3.8           5.9
                       Interest expense  .............................        1.9           2.3           1.1
                                                                           ------        ------        ------
                         Income (loss) before taxes  .................       (7.7)%         1.5%          4.8%
                                                                           ======        ======        ======


YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

         The year ended July 31, 1997 includes the results of the operations acquired from Mayne Nickless for the entire period. The results of the IPO Acquisitions are included from August 16, 1996, the date such acquisitions were completed. The operating results related to each of the Post IPO Acquisitions are included from the date each such respective acquisition was completed.

         Sales increased $60.0 million, or 83.6%, from $71.8 million for the year ended July 31, 1996 to $131.9 million for the year ended July 31, 1997. This increase results from the full year effect of the Mayne Nickless operations, the effect of the IPO Acquisitions, the effect of the Post IPO
Acquisitions and well as increased sales from existing operations.   The
increase in sales from existing operations is in spite of a decline of approximately $1,600,000 in revenues from certain unprofitable business in Western Canada and in Arizona which was discontinued during fiscal 1996.

         Cost of sales increased $37.2 million, or 74.3%, from $50.0 million for fiscal 1996 to $87.2 million in fiscal 1997. This increase is a direct
result of the increased sales in fiscal 1997 as discussed above.   As a percent
of sales, such costs decreased to 66.1% for the year ended July 31, 1997 as compared to 69.7% for the previous year. This decline and the corresponding increase in gross profit results from a higher proportion of on-demand services, which has an inherently higher gross profit margin, provided by the businesses acquired. In addition, the elimination of certain unprofitable business as discussed above has resulted in a higher overall gross profit.

         Selling, general and administrative expenses increased $15.8 million, or 90.3%, between fiscal 1996 and 1997. As a percent of sales such costs increased to 25.3% for the year ended July 31, 1997 versus 24.4% for the year ended July 31, 1996. The increase in absolute costs relates to the acquired operations, as well as corporate level general and administrative costs related to the Company's status as a public company. The increase in these costs as a percent of sales (from 24.4% to 25.3%, primarily reflects the higher administrative costs associated with the increased on-demand services provided by the acquired operations.

         Depreciation and amortization expense amounted to $3.5 million for the year ended July 31, 1997 as compared to $1.5 million for the previous year, an increase of $2.0 million, or 133%. This increase relates to the depreciation of fixed assets and the amortization of intangible assets, including goodwill, associated with the Mayne Nickless operations, the IPO Acquisitions and the Post-IPO Acquisitions.

         For the year ended July 31 1997 interest expense amounted to $1.5 million, which is a decrease of $0.2 million, or 12%, from the fiscal 1996 total of $1.7 million. The decrease results primarily from lower average borrowings during the year, and to a lessor extent, lower average interest rates during fiscal 1997. In August 1996 the Company retired approximately $13.6 million of outstanding debt from the proceeds of its IPO. During fiscal 1997 the Company borrowed additional amounts under its revolving credit facility to fund the cash portion of the purchase price of the Post-IPO Acquisitions.

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

         Depreciation and amortization expense for the year ended July 31, 1996 increased by $850,000, or 123%, from $690,000 for the year ended July 31, 1995 to $1.5 million for the year ended July 31, 1996. Of this increase, approximately $461,000 relates to depreciation and amortization of assets related to Dynamex Express and approximately $389,000 relates to depreciation and amortization of assets related to Mayne Nickless.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs arise primarily from its acquisition program and, to a lesser extent, capital expenditures and working capital. During fiscal 1997 the Company completed 16 acquisitions, including the five IPO Acquisitions, for total consideration of approximately $47.4 million. Also during fiscal 1997, capital expenditures amounted to approximately $600,000. For the year ended July 31, 1997, the Company's cash flow provided by operations amounted to approximately $4.3 million, therefore increases in working capital were completely financed by internally generated cash flow.

         Of the total consideration of approximately $47.4 million for the acquisitions during the fiscal year, approximately $10.6 million was paid by the issuance of 1,264,405 shares of the Company's common stock to the sellers of the acquired businesses, approximately $700,000 was paid with seller notes and approximately $31.3 million of the consideration was paid in cash. In August of 1996, the Company completed its IPO and received net proceeds of approximately $21.4 million. Of this amount, $7.0 million was utilized to pay the cash portion of the consideration for the acquisitions and the balance of $14.4 million was used to retire outstanding debt. The balance of the cash portion of the consideration for the acquisitions was provided by cash flow from operations and proceeds from the Company's revolving credit facility.

         Subsequent to July 31, 1997, the Company has completed three additional acquisitions for aggregate consideration of approximately $18.8 million, consisting of approximately $18.2 million in cash and 74,118 shares of the Company's common stock.

         In addition to the consideration described above, for certain acquisitions, the sellers may be paid additional consideration if the acquired operations meet certain performance goals related to the earnings before interest, taxes, depreciation and amortization of the businesses. The maximum amount of additional consideration payable, if all performance goals are met, is approximately $11.0 million, of which $10.1 million is payable in cash and $900,000 is payable in shares of the Company's common stock.

         In August 1997, the Company amended its revolving credit facility.
The amended facility provides for total borrowings of up to $75.0 million, of which approximately $50.9 million was outstanding as of September 30, 1997.
Any amounts outstanding under the facility are due August 31, 2000. Interest under the facility is payable quarterly at prime, or certain other interest rate elections based on LIBOR plus an applicable margin of from 1.25% to 2.00%. The applicable margin can vary from quarter to quarter and is based on the ratio of the Company's total debt, as defined, to EBITDA. At September 30, 1997, the weighted average interest rate for all outstanding borrowings was approximately 7.70%.

         The Company has entered into interest rate protection arrangements on a portion of the borrowings under the revolving credit facility. The interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and

6.50%, plus the applicable margin, has been placed on $9 million of outstanding debt. The term of both hedging arrangements is three years. Amounts outstanding under the credit facility are secured by essentially all of the Company's U.S. assets and a portion of the stock of its Canadian subsidiary. The credit agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. The credit agreement also provides that lender consent is required for additional acquisitions. See Note 6 of Notes to Consolidated Financial Statements.

         The Company's EBITDA increased to approximately $11.3 million in fiscal 1997 compared with approximately $4.2 million in fiscal 1996.
Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. See "Item 6. Selected Financial Data." In addition, the Company's working capital as of July 31, 1997 increased to approximately $11.4 million from approximately $4.1 million as of July 31, 1996. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

         In as much as the Company utilizes owner-operators almost exclusively in its operations, it does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations. The amount of the Company's capital expenditures, related to facilities improvements and technology improvements, is expected to increase somewhat as its operations continue to expand. However, the amount of these capital expenditures is expected to remain relatively small compared to the Company's overall capital needs related to its acquisition program.

         Management expects that its capital requirements, other than to fund acquisitions, will continue to be met from internally generated cash flow. Management expects to continue to meet the capital requirements related to its acquisition program from the following sources: (i) internally generated cash flow, (ii) proceeds from its revolving credit facility and (iii) the issuance of its common stock to the sellers of acquired businesses. However, the proportion of future acquisition costs which will be funded with such common stock is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock. Additionally, the Company's primary lender must consent to any acquisitions consummated in the next 12 months.

         The extent to which these existing sources of capital will be adequate to fund the Company's acquisition program is dependent upon the number of economically and strategically attractive acquisitions available to the Company, the size of the acquisition and the amount of internally generated cash flow. Should these factors be such that currently available capital resources are exhausted, the Company may seek additional sources of capital. Such sources could include additional bank borrowings or the issuance of debt or equity securities. Should these additional sources of capital not be available or be available only on term which the Company does not find acceptable, the Company may be forced to reduce its acquisition activity. This in turn could negatively affect the Company's ability to implement its business strategy in the manner, or in the time frame, anticipated by management.

INFLATION

         The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future.

ACCOUNTING PRONOUNCEMENTS

         NEW ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which is effective for financial statements for both interim and annual periods after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common stock equivalents previously included in primary EPS and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The Company has not yet adopted SFAS 128, as earlier adoption is not permitted, however, it does not expect that adoption of SFAS 128 would have a material impact on earnings per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 1997 Annual Meeting of Stockholders to be held on December 3, 1997 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 1997 Annual Meeting of Stockholders to be held on December 3, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement to be filed in connection with the 1997 Annual Meeting of Stockholders to be held on December 3, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed in connection with the 1997 Annual Meeting of Stockholders to be held on December 3, 1997 is incorporated herein by reference.

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

         (b)     Reports on Form 8-K

                 Report on Form 8-K dated May 16, 1997 concerning the Company's acquisition of Road Runner Transportation, Inc. ("Road Runner"), and the report on Form 8-K/A filed July 31, 1997 concerning certain financial statements of the Company and Road Runner.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Dynamex Inc.,
                                         a Delaware corporation



                                         By: /s/ Robert P. Capps
                                                 ----------------------
                                                 Robert P. Capps, Vice President

Dated: October 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 28, 1997.

                        Name                                        Title
                        ----                                        -----
/s/ Richard K. McClelland                                   Chairman of the Board, Chief Executive Officer,
----------------------------------                          President and Director
Richard K. McClelland                                       (Principal Executive Officer)


/s/ Robert P. Capps                                         Vice President, Chief Financial Officer
--------------------------                                  and Assistant Secretary
Robert P. Capps                                             (Principal Financial Officer)

/ Martin A. Piccolo                                         Vice President, Controller and Secretary
--------------------------                                  (Principal Accounting Officer)
Martin A. Piccolo


/s/ James M. Hoak                                           Director
--------------------------
James M. Hoak


/s/ Wayne Kern                                              Director
-----------------
Wayne Kern


/s/ Stephen P. Smiley                                       Director
--------------------------
Stephen P. Smiley


/s/ Brian J. Hughes                                         Director
--------------------------
Brian J. Hughes


/s/ Kenneth H. Bishop                                       Director
--------------------------
Kenneth H. Bishop


/s/ E. T. Whalen                                            Director
--------------------------
E. T. Whalen

                        INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----
DYNAMEX INC. AND SUBSIDIARIES
      Independent Auditors' Report                                      F-2
      Consolidated Balance Sheets, July 31, 1996 and 1997               F-3
      Consolidated Statements of Operations for each of the years in
          the three-year period ended July 31, 1997                     F-4
      Consolidated Statements of Stockholders' Equity for the
          three years ended July 31, 1997                               F-5
      Consolidated Statements of Cash Flows for each of the
          years in the three-year period ended July 31, 1997            F-6
      Notes to the Consolidated Financial Statements                    F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
   Stockholders of Dynamex Inc.


We have audited the accompanying consolidated balance sheets of Dynamex Inc. and subsidiaries as of July 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynamex Inc. and subsidiaries as of July 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended July 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE


Toronto, Canada
September 19, 1997 except for Note 3(b)
which is as of September 29, 1997

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1996 AND 1997
(IN THOUSANDS EXCEPT SHARE DATA)


                                                                           1996        1997
                                                                         --------    --------
ASSETS

CURRENT
    Cash and cash equivalents                                            $    894    $  1,326
    Accounts receivable (net of allowance for doubtful accounts of
      $281 and $616 at July 31, 1996 and 1997, respectively)               11,141      20,867
    Prepaid and other current assets                                          856       3,301
    Deferred income taxes                                                      --         597
                                                                         --------    --------
                                                                           12,891      26,091

PROPERTY AND EQUIPMENT - net (Note 5)                                       2,047       5,787
INTANGIBLES - net (Note 4)                                                 18,196      54,036
DEFERRED OFFERING EXPENSES                                                    763          --
DEFERRED INCOME TAXES                                                          --         405
OTHER ASSETS                                                                1,102       1,832
                                                                         --------    --------
                                                                         $ 34,999    $ 88,151
                                                                         ========    ========

LIABILITIES

CURRENT
    Accounts payable trade                                               $  1,088    $  1,759
    Accrued liabilities
      Broker commissions                                                    1,348       2,697
      Wages                                                                   667       1,803
      Other                                                                 3,431       4,696
    Income taxes payable                                                       --       2,968
    Current portion of long-term debt (Note 6)                              2,271         740
                                                                         --------    --------
                                                                            8,805      14,663

LONG-TERM DEBT (Note 6)                                                    20,036      32,388
                                                                         --------    --------
                                                                           28,841      47,051
                                                                         --------    --------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

    Preferred stock; $0.01 par value, 10,000,000 shares authorized;
      none outstanding                                                         --          --
    Common stock; $0.01 par value, 50,000,000 shares authorized;
      7,337,505 (1996 - 2,543,460) shares outstanding                          25          73
    Stock warrants (Note 6)                                                   624          --
    Additional paid-in capital                                              8,756      40,967
    Retained earnings (deficit)                                            (3,262)        250
    Unrealized foreign currency translation adjustment                         15        (190)
                                                                         --------    --------
                                                                            6,158      41,100
                                                                         --------    --------
                                                                         $ 34,999    $ 88,151

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED JULY 31, 1995, 1996 AND 1997
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                   1995            1996           1997
                                                ---------       ---------      ---------
SALES ....................................      $  21,032       $  71,812      $ 131,867

COST OF SALES ............................         14,336          50,018         87,193
                                                ---------       ---------      ---------
GROSS PROFIT .............................          6,696          21,794         44,674

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ..............          7,225          17,545         33,318

DEPRECIATION AND AMORTIZATION ............            690           1,542          3,543
                                                ---------       ---------      ---------
OPERATING INCOME (LOSS) ..................         (1,219)          2,707          7,813

INTEREST EXPENSE .........................            403           1,655          1,481
                                                ---------       ---------      ---------
INCOME (LOSS) BEFORE TAXES ...............         (1,622)          1,052          6,332

INCOME TAXES .............................              3             176          2,485
                                                ---------       ---------      ---------
NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM ...................         (1,625)            876          3,847

EXTRAORDINARY LOSS ON EARLY
    RETIREMENT OF DEBT (net of income
    tax benefit of $222) (Note 6) ........           --              --              335
                                                ---------       ---------      ---------
NET INCOME (LOSS) ........................      $  (1,625)      $     876      $   3,512
                                                =========       =========      =========

Net income (loss) before extraordinary
    item per common share ................      $   (0.81)      $    0.23      $    0.56
Extraordinary loss per common share ......           --              --            (0.05)
                                                ---------       ---------      ---------
Net income (loss)  per common share ......      $   (0.81)      $    0.23      $    0.51
                                                =========       =========      =========


Weighted average common shares outstanding          2,018           3,732          6,836
                                                =========       =========      =========


        See accompanying notes to the consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED JULY 31, 1995, 1996 AND 1997
(IN THOUSANDS)

                                                                                                                Unrealized
                                                                                                     Retained    Foreign
                                                               Redeemable               Additional   Earnings    Currency
                                                               Preferred                 Paid-in   (Accumulated Translation
                                              Common Stock       Stock       Warrants    Capital     Deficit)   Adjustment   Total
                                             --------------  --------------  --------   ---------    --------   ----------  -------
                                             Shares  Amount  Shares  Amount
                                             ------  ------  ------  ------
BALANCE, AUGUST 1, 1994                        516    $ 5     309     $ 3     $  --     $  5,453     $(2,072)    $  --     $  3,389
    Sale of common stock                       608      6      --      --        --        2,539          --        --        2,545
    Conversion of redeemable
      preferred stock to common stock        1,236     12    (309)     (3)       --           (9)         --        --           --
    Dividend on redeemable preferred stock      --     --      --      --        --           --        (441)       --         (441)
    Dividend and interest expense
      converted to common stock                183      2      --      --        --          773          --        --          775
    Unrealized foreign currency
      translation adjustment                    --     --      --      --        --           --          --         7            7
    Net loss                                    --     --      --      --        --           --      (1,625)       --       (1,625)
                                             -----    ---     ---     ---     -----     --------     -------     -----     --------
BALANCE, JULY 31, 1995                       2,543     25      --      --        --        8,756      (4,138)        7        4,650
    Sale of stock warrants                      --     --      --      --       624           --          --        --          624
    Unrealized foreign currency
      translation adjustment                    --     --      --      --        --           --          --         8            8
    Net income                                  --     --      --      --        --           --         876        --          876
                                             -----    ---     ---     ---     -----     --------     -------     -----     --------
BALANCE, JULY 31, 1996                       2,543     25      --      --       624        8,756      (3,262)       15        6,158
    Sale of common stock in
      connection with IPO                    2,990     30      --      --        --       20,946          --        --       20,976
    Issuance of common stock in
      connection with IPO acquisitions         174      2      --      --        --        1,386          --        --        1,388
    Issuance of common stock on
      exercise of stock warrants               540      5      --      --      (624)         633          --        --           14
    Issuance of common stock in
      connection with acquisitions           1,091     11      --      --        --        9,246          --        --        9,257
    Unrealized foreign currency
      translation adjustment                    --     --      --      --        --           --          --      (205)        (205)
    Net income                                  --     --      --      --        --           --       3,512        --        3,512
                                             -----    ---     ---     ---     -----     --------     -------     -----     --------
BALANCE, JULY 31, 1997                       7,338    $73      --     $--     $  --     $ 40,967     $   250     $(190)    $ 41,100
                                             =====    ===     ===     ===     =====     ========     =======     =====     ========


        See accompanying notes to the consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 31, 1995, 1996 AND 1997
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                             1995           1996           1997
                                                                           --------       --------       --------
OPERATING ACTIVITIES
    Net income (loss) ...............................................      $ (1,625)      $    876       $  3,512
    Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization ...............................           678          1,542          3,543
        Extraordinary loss on early retirement of debt ..............            --             --            557
        Deferred income taxes .......................................            --             --         (1,002)
        Loss on disposal of property and equipment ..................            12             --             --
        Loss on disposal Tuscon division ............................            18             --             --
        Dividend and interest expense converted to common stock .....            57             --             --
    Changes in assets and liabilities:
      Accounts receivable ...........................................            (6)          (627)        (3,879)
      Prepaids and other assets .....................................           154           (341)        (2,064)
      Accounts payable and accrued liabilities ......................          (239)           922          3,806
                                                                           --------       --------       --------
    Net cash provided by (used in) operating activities .............          (951)         2,372          4,473
                                                                           --------       --------       --------

INVESTING ACTIVITIES
    Payments for acquisitions .......................................        (7,794)       (12,613)       (31,331)
    Purchase of property and equipment ..............................          (213)          (579)          (565)
    Proceeds from sale of property and equipment ....................            12             --             --
                                                                           --------       --------       --------
    Net cash used in investing activities ...........................        (7,995)       (13,192)       (31,896)
                                                                           --------       --------       --------

FINANCING ACTIVITIES
    Principal payment on long term debt .............................        (1,110)        (5,064)        (9,820)
    Net borrowings under line of credit .............................         2,797         (2,686)            --
    Proceeds from issuance of long term debt ........................         4,709         20,470         18,160
    Proceeds from issuance of stock warrants ........................            --            624             --
    Net proceeds from sale of common stock ..........................         2,460             --         21,753
    Dividends paid ..................................................           (21)            --             --
    Other assets, deferred offering expenses and intangibles ........          (255)        (2,144)        (2,033)
    Unrealized foreign currency adjustment ..........................             7              8           (205)
                                                                           --------       --------       --------
    Net cash provided by financing activities .......................         8,587         11,208         27,855
                                                                           --------       --------       --------

NET INCREASE (DECREASE) IN CASH .....................................          (359)           388            432

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................           865            506            894
                                                                           --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................      $    506       $    894       $  1,326
                                                                           ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
    Cash paid for interest ..........................................      $    403       $  1,114       $  1,261
    Cash paid for taxes .............................................            21            109            500
                                                                           ========       ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
      Assets acquired, liabilities assumed and consideration paid for acquisitions were as follows:
          Fair value of assets acquired .............................      $ 10,188       $ 15,251         47,483
          Liabilities assumed and incurred and issuance of
             notes payable ..........................................        (7,268)        (2,638)        (5,507)
          Issuance of common stock ..................................            --             --        (10,645)
                                                                           --------       --------       --------
                                                                           $  2,920       $ 12,613       $ 31,331
                                                                           ========       ========       ========

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


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

      Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:
      Dynamex Operations East, Inc., Dynamex Operations West, Inc., Dynamex Canada Inc. (formerly Parcelway Courier Systems Canada Ltd.), and Road Runner Transportation, Inc. All significant intercompany balances and transactions are eliminated on consolidation.

      The accounts of Dynamex Canada Inc. have been translated into United States dollars under the provision of Statement of Financial Accounting Standards No. 52 with the Canadian dollar as the functional currency. Translation adjustments arising from the translation of Canada's financial statements into United States dollars are reported as a separate component of equity.

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

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives or the term of the lease, whichever is shorter, as follows:

                Equipment                           3-5 years
                Furniture                           5 years
                Vehicles                            7-12 years
                Other                               4 years

      Intangibles arise from the acquisition of operations and include the excess purchase price over net assets acquired, covenants not-to-compete and other intangible costs. The excess purchase price over net assets acquired is being amortized over periods from 5 to 25 years. The Company reviews the value assigned to the excess purchase price over net assets acquired to determine if it has been impaired by adverse conditions affecting the Company. Management is of the opinion that there has been no diminution in the value assigned. Covenants not-to-compete, trademarks and other intangibles are being amortized over their estimated effective lives, generally, five years. Total amortization expense was $450,000, $944,000 and $2,444,000 for the years ended July 31, 1995, 1996 and 1997, respectively.

      Other assets consist of financing fees incurred. These costs are being amortized on a straight-line basis over the term of the related financing, approximately five years.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


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

      New accounting standard - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which is effective for financial statements for both interim and annual periods after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common stock equivalents previously included in primary EPS and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The Company has not yet adopted SFAS 128, as early adoption is not permitted, however, it does not expect that adoption of SFAS 128 would have a material impact on earnings per share.

      Stock split - On June 3, 1996, the Company declared a 4 for 1 stock split (Note 11(a)). The effect of such stock split has been retroactively reflected in the accompanying financial statements.

2.    INITIAL PUBLIC OFFERING

      On August 16, 1996, the Company completed an initial public offering (the "Offering") whereby the Company sold 2,600,000 shares of Common Stock at $8.00 per share. On September 10, 1996, the Underwriters exercised their over-allotment option to purchase an additional 390,000 shares of Common Stock at the Offering price. The net proceeds received by the Company from the Offering of approximately $21,700,000 were applied as follows:
      (i) approximately $7,800,000 to pay the cash portion of the consideration payable in connection with the Acquisitions, including repayment of assumed debt of approximately $325,000 and the estimated transaction costs to effect the transactions of approximately $400,000, (ii) approximately $2,400,000 to repay the note payable in connection with the acquisition of Dynamex Express, (iii) the early retirement of the Junior Subordinated Debentures of approximately $4,800,000 which resulted in an extraordinary loss of $335,000 net of tax, and (iv) the balance to repay a portion of the indebtedness under the Bank Credit Agreement.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.    ACQUISITIONS

      (a) On May 31, 1995, the Company acquired certain assets of Dynamex Express Inc., the ground courier operations of Air Canada, for cash of $2,920,000 (plus expenses of $164,000), a $4,709,000 note and the assumption of $2,558,000 in liabilities.

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

            On June 30, 1996, the Company acquired the shares of Action Delivery and Messenger Service Limited, a same- day on demand ground courier service operating in Halifax, Nova Scotia, for cash of $147,000 (plus expenses of $22,000).

            On August 16, 1996, simultaneously with the closing of the initial public offering, the Company acquired the same-day delivery business of (i) Seidel Enterprises, Inc. and the related company,
            (ii) Seko Enterprises, Inc. and related companies, (iii) Courier Inc. and (iv) K.H.B. & Associates Ltd. for cash of approximately $8,410,000, the assumption of liabilities of approximately $629,000 and 173,485 shares of common stock.

            On October 1, 1996, the Company acquired the same-day delivery business of Express-It, Inc. for cash and assumption of liabilities of approximately $438,000 and 444,250 shares of common stock.

            On May 16, 1997, the Company acquired the same-day delivery business of Road Runner Transportation, Inc. for cash of approximately $12,201,000, assumption of liabilities of approximately $1,827,000 and 350,000 shares of common stock.

            In addition to the above acquisition, during 1997, the Company acquired the same-day delivery businesses of nine separate companies for cash of approximately $10,676,000, assumption of liabilities of approximately $2,657,000 and 296,310 shares of common stock.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


    3.   ACQUISITIONS (continued)

         a)   (continued)

              Each of these acquisitions has been accounted for using the purchase method of accounting and the results of operations of these companies have been included in these financial statements from the date of acquisition. The following unaudited pro forma combined results of operations for the year ended July 31, 1996 and 1997 are presented as if the acquisitions occurred August 1, 1995.

                                                                                   Year ended July 31
                                                                              ---------------------------
                                                                                  1996           1997
                                                                              -----------    ------------
                                                                               Pro Forma       PRO FORMA
                                                                              -----------    ------------
                                                                                      (unaudited)
                                                                                (in thousands except per
                                                                                       share data)

              Sales                                                             $ 150,523    $  161,956
              Net income                                                            2,132         4,301
                                                                                ---------    ----------
              Per share:
                 Net income                                                     $    0.28    $     0.57
                                                                                =========    ==========

              The Company has recorded the assets acquired as shown below (in thousands):

                                                                                        July 31
                                                                               --------------------------
                                                                                  1996           1997
                                                                               -----------    -----------

              Accounts receivable                                               $   3,413     $   5,847
              Property and equipment                                                  546         2,757
              Other assets                                                              -           381
              Intangibles                                                          11,292        38,498
                                                                                ---------     ----------
              Assets acquired                                                   $  15,251     $  47,483
                                                                                =========     ==========

              Consideration for these transactions consisted of the following (in thousands):

                                                                                        July 31
                                                                                -----------------------
                                                                                   1996          1997
                                                                                ----------    ---------

              Cash                                                              $  12,613     $  31,331
              Issuance of common stock                                                  -        10,645
              Long-term debt                                                          453         1,924
              Liabilities assumed                                                   2,185         3,583
                                                                                ---------     ---------
                                                                                $  15,251     $  47,483
                                                                                =========     =========

         b)   Acquisitions subsequent to year end

              On August 15, 1997, the Company acquired certain assets of Central Delivery Service of Washington, Inc. for cash of approximately $541,000.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


3.    ACQUISITIONS (CONTINUED)

      b)    Acquisitions subsequent to year end (continued)

            On September 26, 1997, the Company acquired the ground courier message business of Road Management Systems, Inc., Consolidated Transportation Services, Inc., D.D.S. Courier Service, Inc., Elite Courier Service, Inc., and Time Courier, Inc. for cash of approximately $3,816,000 and 74,118 shares of common stock.

            On September 29, 1997, the Company acquired the same-day messenger business of City Courier, Inc., New York Document Exchange Corporation, and Eastside/Westside, Inc. for cash of approximately $14,606,000.

4.    INTANGIBLES

      Intangibles from the Company's various acquisitions consist of the following (in thousands):

                                                             July 31
                                                    -----------------------
                                                        1996        1997
                                                    -----------  ----------
      Goodwill                                      $    17,875  $   52,422
      Covenants not to compete                            1,206       4,746
      Other                                                 602         602
      ---------------------------------------------------------------------
                                                         19,683      57,770
      Less accumulated amortization                      (1,487)     (3,734)
      ---------------------------------------------------------------------
      Intangibles - net                             $    18,196  $   54,036
      =====================================================================

5.    PROPERTY AND EQUIPMENT


      Property and equipment consists of the following (in thousands):

                                                            July 31
                                                    -----------------------
                                                        1996        1997
                                                    -----------  ----------
      Equipment                                     $     2,024   $   7,625
                                                            186       1,172
      Vehicles                                              267       2,005
      Other                                                 655       1,838
      ---------------------------------------------------------------------
                                                          3,132      12,640
      Less accumulated depreciation                      (1,085)     (6,853)
      ---------------------------------------------------------------------
      Property and equipment - net                  $     2,047   $   5,787
      =====================================================================

      Leased equipment under capital leases, included in property and equipment total $780,000 (1996 - $76,000) net of accumulated depreciation of $96,000 (1996 - $57,000) as of July 31, 1997.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


6.    LONG-TERM DEBT

                                                                        July 31
                                                              -----------------------
                                                                  1996        1997
                                                              -----------  ----------
      Bank credit agreement (a)                               $    15,012  $   31,535
      Junior subordinated debentures (b)                            4,212        -
      Note payable (c)                                              2,378        -
      Seller financing notes and other (d)                            629         844
      Capital lease obligations (Note 7)                               76         749
      -------------------------------------------------------------------------------
                                                                   22,307      33,128
      Less current portion                                          2,271         740
      -------------------------------------------------------------------------------
                                                              $    20,036  $   32,388
      ===============================================================================

      a)    Bank Credit Agreement

            On August 26, 1997, the Company amended and restated its bank credit agreement. Under the terms of the restated agreement, the Company may borrow up to $75,000,000 (formerly $40,000,000) on a revolving basis through August 31, 2000, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable quarterly at prime, or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margin ranges from 1.25% to 2.00% based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the Company is required to pay a commitment fee of 0.50% of any unused amounts of the total commitment. At July 31, 1997 the weighted average interest rate for then outstanding borrowings under the credit agreement was 7.27%.

            Borrowings under the agreement are secured by all of the Company's assets in the United States and by 65% of the stock of the Company's Canadian subsidiary. Prior to August, 1997 all Canadian assets were also pledged under the agreement. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, all as defined in the agreement. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances.

            The Company has entered into interest rate protection agreements on a portion of the borrowings under the revolving credit facility. The interest rate on $15,000,000 of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9,000,000 of outstanding debt. The term of both hedging agreements is three years.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


6.    LONG-TERM DEBT (continued)

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

            The purchasers of the Debentures were also issued warrants to purchase an aggregate of 1,080,000 shares reduced to 540,000 shares, of the Company's common stock at a price of $0.025 per share. The warrants were recorded at their estimated fair value of as of the date of issue of $624,000 and are being amortized over the term of the Debentures.

            The Debentures were redeemed in full on August 16, 1996 with a portion of the proceeds from the Company's initial public offering resulting in an extraordinary loss on redemption of $335,000 (net of income tax benefit of $222,000).

      c)    Note Payable

            In connection with the acquisition of Dynamex Express, the Company issued to the seller a note payable in the principal amount of $4,709,000 (Cdn $6,450,000). Upon the acquisition of Mayne Nickless this note was repaid and replaced with a new note bearing interest at 10%, in the principal amount of $2,369,000 (Cdn $3,225,000). The note was repaid in full on August 16, 1996 with a portion of the proceeds from the Company's initial public offering (see Note 2).

      d)    Seller Financing Notes and Other

            In connection with various acquisitions (see Note 3) the Company issued various notes to the sellers of those businesses. These notes bear interest at varying rates based primarily on prime.

            Scheduled principal payments in each of the next four years on long term debt are as follows (in thousands):

                         1998                       $      740
                         1999                              521
                         2000                              199
                         2001                           31,617
                         2002                               51
            -----------------------------------------------------------------
                                                    $   33,128
            =================================================================

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


7.    COMMITMENTS AND CONTINGENCIES

      The Company leases certain equipment under properties and non-cancelable lease agreements which expire at various dates.

      At July 31, 1997, minimum annual lease payments for such leases are as follows (in thousands):

                                                           Capital      Operating
                                                           Leases         Leases
                                                           -------      ---------
      1998                                                 $     362    $   1,442
      1999                                                       237        1,059
      2000                                                        78          662
      2001                                                        74          408
      2002                                                        51          194
      ---------------------------------------------------------------
                                                                 802
      Less amount representing interest                           53
      ---------------------------------------------------------------
      Net present value of future minimum lease payments   $     749
      ===============================================================

      Rent expense related to the operating leases amounted to approximately $458,000, $1,177,000 and $2,056,000 for the years ended July 31, 1995,
      1996 and 1997, respectively.

      From time to time, the Company becomes involved in various legal matters which it considers to be in the ordinary course of business. While the Company is not currently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position.

8.    INCOME TAXES

      As of August 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, which requires an asset and liability approach for financial accounting and reporting for income taxes. For purposes of reporting the Company's deferred tax items under the provisions of SFAS No. 109, the deferred tax asset of approximately $640,000 as of July 31, 1996, arising principally from the available net operating loss carryforward, has not been reported as an asset due to a valuation allowance.

      The differences in income tax provided and the amounts determined by applying the combined statutory tax rate to income before income taxes result from the following (in thousands):

                                                      1995        1996        1997
                                                    -------     -------     -------
      Canadian federal and provincial tax rate           45%         45%         44%
      United States federal and state tax rate           40          40          42%
-----------------------------------------------------------------------------------
      Combined statutory tax rate                        44%         44%         43%
===================================================================================

      Income tax based on combined statutory rate   $  (714)    $   463     $ 2,723
      Add (deduct) the effect of :
        Benefit of net operating losses
                                                       (186)       (470)       (476)
        Non-deductible expenses and other - net
                                                        189         183         238
        Valuation allowance                             714        --          --
-----------------------------------------------------------------------------------
                                                    $     3     $   176     $ 2,485
===================================================================================

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.    INCOME TAXES (continued)

      Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components as at July 31, 1997.

      Deferred tax assets:
        Allowance for doubtful accounts          $  206
        Accrued vacation                            112
        Accrued worker compensation                 211
        Accrued severance payments                   67
        Other                                         1
      -------------------------------------------------
                                                    597
        Capital assets                              405
      =================================================
                                                 $1,002
      =================================================

9.    FOREIGN OPERATIONS

      Amounts included in the consolidated financial statements applicable to Canada were as follows (in thousands):

                                             July 31
                                -------------------------------------
                                   1995          1996         1997
                                ----------    ----------   ----------
      Revenues                  $   15,094    $   52,249   $   68,690
      Operating income (loss)          (78)        7,759        5,338
      Identifiable assets           13,324        17,274       23,059


10.   RELATED PARTY TRANSACTIONS

      During the year ended July 31, 1995, the Company paid approximately $146,000 to a related party for consulting services in connection with acquisition of Dynamex Express Inc. and other advisory services. During the year ended July 31, 1996 the Company paid a related party $70,000 for investment banking services rendered in connection with the Company's acquisition of Mayne Nickless and $165,000 for the arrangement of bank financing related to that acquisition. During the year ended July 31, 1997 the company paid a related party approximately $367,000 in connection with the underwriting of the Company's initial public offering.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11.   STOCKHOLDERS' EQUITY

      On December 20, 1995, the Company restated its articles of incorporation to change its name from Parcelway Systems Holding Corp. to Dynamex Inc. The articles of incorporation were also restated to increase the authorized capital stock to 10,000,000 shares of $0.01 per value common stock and to 3,000,000 shares of $0.01 per value preferred stock.

      On June 3, 1996, the Company restated its articles of incorporation to increase the authorized capital stock to 50,000,000 shares of $0.01 par value common stock and to 10,000,000 shares of $0.01 per value preferred stock. The Company then effected a common stock split in the form of a dividend where it distributed three shares of common stock for every common share outstanding. The effect of the dividend was to increase the number of common shares outstanding from 635,865 to 2,543,460.

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

12.   STOCK OPTION PLAN

      a) Effective June 5, 1996, the Company's stockholders approved the 1996 Stock Option Plan (the "Option Plan"). The maximum aggregate amount of Common Stock with respect to which options may be granted is 620,000. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying Common Stock on the date of grant option.

            Options to purchase 471,384 shares are outstanding and (i) 214,384 of these options have a weighted average exercise price of $3.84 per share and expire between November 2003 and July 2005 and (ii) 257,000 of these options (which were granted in connection with the Offering and are exercisable at $8.00 per share) expire in August 2006. A total of 148,616 shares remained available for future grants under the Option Plan.

DYNAMEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

12.   STOCK OPTION PLAN (continued)

      b)    Stock-Based Compensation

            Had compensation cost for stock option plan been determined based upon fair values of the grant dates for awards under this plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $1,650,000 or $0.24 per share in 1997. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997; dividend yield of 0%, expected volatility of 64%, risk-free interest rate of 8.35%, and expected lives of an average of 10 years.

13.   SELLING, GENERAL AND ADMINISTRATIVE

      Included in selling, general and administrative expenses for the years ended July 31, 1995, 1996, and 1997 are bad debt expenses of $155,000, $462,000 and $559,000, respectively.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.1(2)           Restated Certificate of Incorporation of Dynamex Inc.
3.2(1)           Bylaws, as amended and restated, of Dynamex Inc.
4.1(2)           Rights Agreement between Dynamex Inc. and Harris Trust and Savings Bank, dated July 5, 1996.
10.1(2)          Employment Agreement of Richard K. McClelland.
10.2(2)          Consulting Agreement of George M. Siegel.
10.3(1)          Dynamex Inc. Amended and Restated 1996 Stock Option Plan.
10.4(2)          Form of Indemnification and Hold Harmless Agreements with Executive Officers and Directors.
10.5(2)          Registration Rights Agreement by and among Dynamex Inc., Cypress, McFarland Grossman & Co. and George
                 M. Siegel, dated November 16, 1993, as amended by that Amendment No. 1 to Registration Rights
                 Agreement, dated May 31, 1995.
10.6(2)          Registration Rights Agreement, by and among Dynamex Inc., Preferred Risk Mutual Insurance Company,
                 Preferred Life Insurance Company and Richard K. McClelland, dated May 31, 1995.
10.7(1)          Second Amended and Restated Credit Agreement by and among the Company and NationsBank of Texas, N.A., as agent for the lenders named therein, dated August 26, 1997.
10.8(2)          Share Purchase Agreement, by and among Dynamex Inc., Action Delivery and Messenger Service Limited,
                 Nancy Smithers, David Nantau, Naturally Nova Scotia Health Products Limited and 2306080 Nova Scotia
                 Limited dated June 20, 1996.
10.9(2)          Share Purchase Agreement, by and among Dynamex Inc., Zipper Transportation Services Ltd., KHB &
                 Associates Ltd., Kenneth Bishop and Bruce Bishop, dated June 3, 1996.
10.10(2)         Stock Purchase Agreement, by and among Dynamex Inc., NSK Enterprises, Inc., Seko Enterprises, Inc., YS
                 Corporation d/b/a Metro Messenger Service Inc., Attention Messenger Service of Illinois, Inc., Dynamex
                 Inc., Norman Koppel and Joe Garcia, dated June 3, 1996.
10.11(2)         Stock Purchase Agreement, by and among Dynamex Inc., Express-It Acquisition Corp., Express-It Inc.,
                 Barry J. Steingard and William Castor, dated June 3, 1996.
10.12(2)         Agreement and Plan of Merger, by and among Dynamex Inc., SEI Acquisition Corp., NCI Acquisition Corp.,
                 Seidel Enterprises, Inc., Now Courier, Inc. and Edward F. Seidel, Jr., dated June 3, 1996.

10.13(2)         Asset Purchase Agreement by and among Dynamex Operations East, Inc., Dynamex Operations West, Inc.,
                 Parcelway Courier Systems Canada Ltd., Mayne Nickless Incorporated, Mayne Nickless Canada Inc., Mayne
                 Nickless Courier Systems, Inc., Mayne Nickless Messenger Services, Inc. and Mayne Nickless Transport
                 Inc., dated December 29, 1995.
10.14(2)         Asset Purchase Agreement by and among Parcelway Courier Systems Canada Ltd. and Air Canada, dated May
                 31, 1995.
10.15(3)         Stock Purchase Agreement dated May 16, 1997 by and among Dynamex Inc., Road Runner Transportation,
                 Inc., James C. Isaacson, Gordon J. Isaacson, Gretchen E. Larsen and Thomas W. Ingeman
10.16(4)         Stock Purchase Agreement dated September 30, 1997 by and among Dynamex Inc. and the shareholders of
                 City Courier, Inc., New York Document Exchange corporation and Eastside/Westside, Inc.
11.1(1)          Statement re computation of earnings per share.
21.1(1)          Subsidiaries of the Registrant.
23.1(1)          Independent Auditors' Consent of Deloitte & Touche
27.1(1)          Financial Data Schedule.

----------

(1)   Filed herewith

(2) Previously filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-05293) and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Company's Form 8-K filed on May 16, 1997 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Company's Form 8-K filed on October 7, 1997 and incorporated herein by reference.