Form 10-Q
period 1997-10-31
DYNAMEX INC
filed 1997-12-12
CIK 1015483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 31, 1997


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD
    ------    FROM __________ TO _________.


                        COMMISSION FILE NUMBER: 000-21057

                            ------------------------

                                  DYNAMEX INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                      86-0712225
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     1431 GREENWAY DRIVE
          SUITE 345
          IRVING, TEXAS                                    75038
(Address of Principal Executive Office)                  (Zip Code)

               Registrant's telephone number, including area code:
                                 (972) 756-8180


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

     7,411,623 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF DECEMBER 5, 1997.

DYNAMEX INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                       October 31, 1997 (Unaudited) and July 31, 1997

                      Condensed Consolidated Statements of Operations (Unaudited)                   3
                         Three Months ended October 31, 1997 and 1996

                      Condensed Consolidated Statements of Cash Flows (Unaudited)                   4
                         Three Months ended October 31, 1997 and 1996

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                    6

PART II. OTHER INFORMATION

           Item 2.    Changes in Securities                                                        10

           Item 6.    Exhibits and Reports on Form 8-K                                             10

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)

                                                              October 31,    July 31,
                                                                 1997          1997
                                                               ---------    ---------
ASSETS                                                        (Unaudited)

CURRENT
    Cash and cash equivalents                                  $   1,292    $   1,326
    Accounts receivable - net                                     26,051       20,867
    Prepaid and other current assets                               4,352        3,301
    Deferred income taxes                                            595          597
                                                               ---------    ---------
                                                                  32,290       26,091

PROPERTY AND EQUIPMENT - net                                       6,450        5,787
INTANGIBLES - net                                                 70,187       54,036
DEFERRED INCOME TAXES                                                402          405
OTHER ASSETS                                                       1,955        1,832
                                                               ---------    ---------

                                                               $ 111,284    $  88,151
                                                               =========    =========

LIABILITIES

CURRENT
    Accounts payable trade                                     $   1,132    $   1,759
    Accrued liabilities                                           12,311        9,196
    Income taxes payable                                             558        2,968
    Current portion of long-term debt                                794          740
                                                               ---------    ---------
                                                                  14,795       14,663

LONG-TERM DEBT                                                    53,933       32,388
                                                               ---------    ---------
                                                                  68,728       47,051
                                                               ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; $0.01 par value, 10,000,000
      shares authorized; none outstanding                           --           --
    Common stock; $0.01 par value, 50,000,000 shares
      authorized; 7,411,623 and 7,337,505 shares outstanding          74           73
    Additional paid-in capital                                    41,646       40,967
    Retained earnings                                              1,217          250
    Unrealized foreign currency translation adjustment              (381)        (190)
                                                               ---------    ---------
                                                                  42,556       41,100
                                                               ---------    ---------

                                                               $ 111,284    $  88,151
                                                               =========    =========



    See accompanying notes to the condensed consolidated financial statements
                                        2

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)


                                                              Three Months Ended
                                                                   October 31,
                                                        -----------------------------
                                                          1997                 1996
                                                        --------             --------
SALES                                                   $ 46,550             $ 26,900

COST OF SALES                                             31,514               17,994
                                                        --------             --------

GROSS PROFIT                                              15,036                8,906

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                               11,115                6,925

DEPRECIATION AND AMORTIZATION                              1,404                  684
                                                        --------             --------

OPERATING INCOME                                           2,517                1,297

INTEREST EXPENSE                                             828                  271
                                                        --------             --------

INCOME BEFORE TAXES                                        1,689                1,026

INCOME TAXES                                                 722                  408
                                                        --------             --------

INCOME BEFORE EXTRAORDINARY ITEM                             967                  618

EXTRAORDINARY LOSS ON EARLY RETIREMENT
    OF DEBT (net of income tax benefit of $222)             --                   (335)
                                                        --------             --------

NET INCOME                                              $    967             $    283
                                                        ========             ========

Net income before extraordinary item per common share   $   0.13             $   0.10
Extraordinary loss per common share                         --                  (0.05)
                                                        --------             --------
Net income per common share                             $   0.13             $   0.05
                                                        ========             ========

Weighted average common shares outstanding                 7,495                5,953
                                                        ========             ========








    See accompanying notes to the condensed consolidated financial statements
                                        3

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                Three Months Ended
                                                                                    October 31,
                                                                              ----------------------
                                                                                1997          1996
                                                                              --------      --------
   OPERATING ACTIVITIES
     Net income                                                               $    967      $    283

     Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               1,404           684
     Extraordinary loss on early retirement of debt                               --             558
     Unrealized foreign currency adjustment                                       (191)          251
     Changes in current assets and current liabilities:
       Accounts receivable                                                      (2,148)       (1,905)
       Prepaids and other assets                                                   185          (389)
       Accounts payable and accrued liabilities                                 (1,409)        1,669
                                                                              --------      --------
     Net cash provided by (used in) operating activities                        (1,192)        1,151
                                                                              --------      --------

INVESTING ACTIVITIES

     Payments for acquisitions                                                 (18,113)       (6,849)
     Purchase of property and equipment                                           (903)         (444)
                                                                              --------      --------
     Net cash used in financing activities                                     (19,016)       (7,293)
                                                                              --------      --------

FINANCING ACTIVITIES

     Principal payment on long-term debt                                          --         (14,372)
     Net borrowing under line of credit                                         20,440          --
     Net proceeds from sale of common stock                                       --          21,148
     Other assets, deferred offering expenses and intangibles                     (266)         (156)
                                                                              --------      --------
     Net cash provided by financing activities                                  20,174         6,620
                                                                              --------      --------

NET INCREASE (DECREASE) IN CASH                                                    (34)          478

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,326           894
                                                                              --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  1,292      $  1,372
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
     Cash paid for interest                                                   $    454      $    291
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
Inconjunction with the acquisition described, liabilities were assumed as follows:
    Fair value of assets acquired                                             $ 20,809      $  8,719
    Cash paid                                                                  (18,113)       (6,849)
                                                                              --------      --------
    Liabilities assumed and incurred                                          $  2,696      $  1,870
                                                                              ========      ========



    See accompanying notes to the condensed consolidated financial statements
                                        4

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION


          Dynamex Inc. (the "Company") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled distribution and (iii) fleet management.

          The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries: Dynamex Operations East, Inc., Dynamex Operations West, Inc., Dynamex Canada Inc. and Road Runner Transportation, Inc. All significant intercompany balances and transactions are eliminated on consolidation. The accounts of Dynamex Canada Inc. are translated into United States dollars with the Canadian dollar as the functional currency.

         The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended July 31, 1997.

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 1997, and the results of its operations and its cash flows for the three month periods ended October 31, 1997 and 1996. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       ACQUISITIONS

         Through two separate transactions during September 1997, the Company acquired the same-day delivery business of four affiliated companies operating in Atlanta, Georgia and of three related companies operating in New York, New York for total consideration of approximately $18,422,000 in cash and 74,118 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the U.S. and Canada. Through internal growth and acquisitions, the Company has built the only national network of same-day delivery and logistics systems in Canada and has established operations in 20 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through July 31, 1997, the Company completed 11 acquisitions at various dates. During the first quarter of fiscal year 1998, the Company completed three additional acquisitions. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of sales:

                                                  Three Months Ended
                                                      October 31,
                                                 --------------------
                                                   1997         1996
                                                 -------      -------
Sales                                              100.0%       100.0%
Cost of sales                                       67.7         66.9
                                                 -------      -------
      Gross profit                                  32.3         33.1

Selling, general and
     administrative expenses                        23.9         25.8
Depreciation and amortization                        3.0          2.5
                                                 -------      -------
Operating income                                     5.4          4.8
Interest expense                                     1.8          1.0
                                                 -------      -------

Income before taxes and extraordinary item           3.6%         3.8%
                                                 =======      =======


Three months ended October 31, 1997 vs. three months ended October 31, 1996.

         Sales for the three months ended October 31, 1997 increased $19,650,000, or 73.0%, to $46,550,000 from $26,900,000 for the three months ended October 31, 1996 due primarily to the acquisitions which occurred at various dates in fiscal year 1997 and in the first quarter of fiscal year 1998, as well as increased sales from the Company's existing operations. The increased sales from existing operations result primarily from increased volume.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Cost of sales for the three months ended October 31, 1997 increased $13,520,000, or 75.1%, to $31,514,000 from $17,994,000 for the three months ended October 31, 1996 reflecting the acquisitions described above. As a percentage of sales, such amounts increased from 66.9% to 67.7%. This change reflects the generally lower gross profit associated with certain services, specifically outsourcing or fleet management services and scheduled distribution services. These lower gross margin services comprise an increasing proportion of the Company's business. This shift is inspite of the effect of the recent acquisitions which in many cases have a large proportion of higher gross margin on-demand business.

         Selling, general and administrative expenses increased $4,190,000, or 60.5%, to $11,115,000 for the first quarter of fiscal year 1998 from $6,925,000 for the first quarter of fiscal year 1997, reflecting the expenses of the acquired operations. As a percentage of sales, these expenses decreased from 25.8% to 23.9% which reflects spreading certain fixed costs over a larger revenue base, the generally lower administrative costs required for outsourcing and scheduled distribution services, as well as the elimination of other costs through the consolidation of administrative and support functions in certain branches. This decrease in the percentage of selling, general and administrative costs as compared to sales is inspite of increased spending for marketing, technology and administrative support during the first quarter of fiscal 1998.

         Depreciation and amortization increased both in absolute terms, to $1,404,000 for the three months ended October 31, 1997 from $684,000 in the same quarter of the prior year, and as a percentage of sales, to 3.0% from 2.5%. These increases result from depreciation and amortization of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

          Interest expense increased $557,000 to $828,000 for the first quarter of fiscal year 1998 from $271,000 for the first quarter of fiscal year 1997 as a result of the additional borrowings required to finance the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs arise primarily from its acquisition program and, to a lesser extent, capital expenditures and working capital. In the first quarter of fiscal year 1998, three acquisitions were completed for total consideration of approximately $18,793,000. In addition, capital expenditures for the quarter totaled $903,000. Cash flow used in operations for the three months ended October 31, 1997 amounted to $1,192,000, reflecting working capital demands which exceeded internally generated cash flow.

         Of the total consideration of approximately $18,793,000 for the acquisitions during the first quarter of fiscal year 1998, approximately $680,000 was paid by the issuance of 74,118 shares of the Company's common stock to the sellers of the acquired businesses and approximately $18,113,000 of the consideration was paid in cash. The cash portion of the consideration for the acquisitions was provided by proceeds from the Company's revolving credit facility.

         In addition to the consideration paid upon completion of certain acquisitions, the sellers may be paid additional consideration if the acquired operations meet certain performance goals related to the earnings before interest, taxes, depreciation and amortization of the businesses. The maximum amount of additional consideration payable, if all performance goals are met, is approximately $11,000,000, of which $10,100,000 is payable in cash and $900,000 is payable in shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In August 1997, the Company amended its revolving credit facility. The amended facility provides for total borrowings of up to $75,000,000, of which approximately $53,100,000 was outstanding as of October 31, 1997. Any amounts outstanding under the facility are due August 31, 2000. Interest under the facility is payable quarterly at prime, or certain other interest rate elections based on LIBOR plus an applicable margin of from 1.25% to 2.00%. The applicable margin can vary from quarter to quarter and is based on the ratio of the Company's total debt, as defined, to EBITDA. At October 31, 1997, the weighted average interest rate for all outstanding borrowings was approximately 7.56%.

         The Company's EBITDA increased to approximately $3,900,000 in the first quarter of fiscal year 1998 compared with approximately $2,000,000 in the same period of fiscal year 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of October 31, 1997 increased to approximately $17,500,000 from approximately $11,400,000 as of July 31, 1997. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

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

         Management expects to continue to meet its capital requirements from the following sources: (i) internally generated cash flow, (ii) proceeds from its revolving credit facility and (iii) the issuance of its common stock to the sellers of acquired businesses. However, the proportion of future acquisition costs which will be funded with such common stock is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock. Additionally, the Company's primary lender must consent to any acquisitions consummated in the next 12 months.

         The extent to which these existing sources of capital will be adequate to fund the Company's acquisition program is dependent upon the number of economically and strategically attractive acquisitions available to the Company, the size of the acquisitions and the amount of internally generated cash flow. Should these factors be such that currently available capital resources are exhausted, the Company may seek additional sources of capital. Such sources could include additional bank borrowings or the issuance of debt or equity securities. Should these additional sources of capital not be available or be available only on terms which the Company does not find acceptable, the Company may be forced to reduce its acquisition activity. This in turn could negatively affect the Company's ability to implement its business strategy in the manner, or in the time frame, anticipated by management.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Should other sources of capital, such as the issuance of additional shares of common stock in a public offering, become available on overall favorable conditions, the Company may seek to raise such additional capital before its existing sources of capital are exhausted.

INFLATION

          The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future.

                           PART II. OTHER INFORMATION




ITEM 2.    CHANGES IN SECURITIES.

           (c) During the three months ended October 31, 1997, the Company has sold or issued the following unregistered securities:

               (1) In September 1997, the Company issued 74,118 shares of Common Stock to the shareholders of Elite Courier as partial consideration for the acquisition of such transportation company.


           In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits:

                      11.1       Calculation of Net Income Per Common Share

                      27.1       Financial Data Schedule

           (b)        Reports on Form 8-K:

                      Report dated October 7, 1997 concerning the acquisition of City Courier, Inc. and related companies.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DYNAMEX INC.



      Dated:    December 12, 1997             by /s/Richard K. McClelland
                                                 ------------------------
                                                 Richard K. McClelland
                                                 President, Chief Executive
                                                 Officer and Chairman of the
                                                 Board (Principal Executive
                                                 Officer)




       Dated:    December 12, 1997            by /s/ Robert P. Capps
                                                 -------------------
                                                 Robert P. Capps
                                                 Vice President- Chief
                                                 Financial Officer
                                                 (Principal Financial
                                                 Officer)

                                  EXHIBIT INDEX




         EXHIBITS
         --------


11.1       Calculation of Net Income Per Common Share

27.1       Financial Data