Form 10-Q
period 1998-01-31
DYNAMEX INC
filed 1998-03-12
CIK 1015483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

       X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
     ------   SECURITIES  EXCHANGE  ACT OF 1934 FOR THE QUARTER ENDED JANUARY
              31, 1998

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD
              FROM __________ TO _________.



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

     7,411,623 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 2, 1998.

DYNAMEX INC. AND SUBSIDIARIES


                                                       INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                       January 31, 1998 (Unaudited) and July 31, 1997

                      Condensed Consolidated Statements of Operations (Unaudited)                   3
                         Three and Six Months ended January 31, 1998 and 1997

                      Condensed Consolidated Statements of Cash Flows (Unaudited)                   4
                         Six Months ended January 31, 1998 and 1997

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      -----------------------------------------------------------
                       and Results of Operations                                                    6
                      --------------------------

PART II. OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                                             12

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)


                                                                                July 31,             January 31,
                                                                                  1997                  1998
                                                                             ----------------      ----------------
    ASSETS                                                                                           (Unaudited)

    CURRENT
        Cash and cash equivalents                                         $          1,326      $          1,483
        Accounts receivable - net                                                   20,867                25,553
        Prepaid and other current assets                                             3,301                 4,436
        Deferred income taxes                                                          597                   593
                                                                             ----------------      ----------------
                                                                                    26,091                32,065

    PROPERTY AND EQUIPMENT - net                                                     5,787                 7,047
    INTANGIBLES - net                                                               54,036                69,313
    DEFERRED INCOME TAXES                                                              405                   397
    OTHER ASSETS                                                                     1,832                 1,997
                                                                             ----------------      ----------------

                                                                          $         88,151      $        110,819
                                                                             ================      ================
    LIABILITIES

    CURRENT
        Accounts payable trade                                            $          1,759                   928
        Accrued liabilities                                                          9,196                11,057
        Income taxes payable                                                         2,968                   727
        Current portion of long-term debt                                              740                   525
                                                                             ----------------      ----------------
                                                                                    14,663                13,237

    LONG-TERM DEBT                                                                  32,388                54,794
                                                                                                   ----------------
                                                                             ----------------
                                                                                    47,051                68,031
                                                                             ----------------      ----------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
        Preferred stock; $0.01 par value, 10,000,000
          shares authorized; none outstanding                                          -                       -
        Common stock; $0.01 par value, 50,000,000 shares
          authorized; 7,337,505 and 7,411,623 shares outstanding                        73                    74
        Additional paid-in capital                                                  40,967                41,646
        Retained earnings                                                              250                 2,257
        Unrealized foreign currency translation adjustment                            (190)               (1,189)
                                                                             ----------------      ----------------
                                                                                    41,100                42,788
                                                                             ----------------      ----------------

                                                                          $         88,151      $        110,819
                                                                             ================      ================



    See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)


                                                               Three Months Ended               Six Months Ended
                                                                  January 31,                      January 31,
                                                           ---------------------------      --------------------------
                                                              1997            1998            1997            1998
                                                           ------------    -----------      ----------     -----------

    SALES                                                  $     29,946    $    48,712      $   56,846     $    95,262
    COST OF SALES                                                20,106         32,623          38,099          64,137
                                                           ------------    -----------      ----------     -----------
    GROSS PROFIT                                                  9,840         16,089          18,747          31,125
    SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES                                   7,638         11,773          14,564          22,887
    DEPRECIATION AND AMORTIZATION                                   834          1,453           1,517           2,857
                                                           ------------    -----------      ----------     -----------

    OPERATING INCOME                                              1,368          2,863           2,666           5,381
    INTEREST EXPENSE                                                236          1,071             508           1,899
                                                           ------------    -----------      ----------     -----------

    INCOME BEFORE TAXES                                           1,132          1,792           2,158           3,482
    INCOME TAXES                                                    453            753             861           1,475
                                                           ------------    -----------      ----------     -----------

    INCOME BEFORE EXTRAORDINARY ITEM                                679          1,039           1,297           2,007

    EXTRAORDINARY LOSS ON EARLY
       RETIREMENT OF DEBT (net of income
       tax benefit of $222)                                           -              -            (335)              -
                                                           ------------    -----------      ----------     -----------

    NET INCOME                                             $        679    $     1,039      $      962     $     2,007
                                                           ============    ===========      ==========     ===========

    EARNINGS PER COMMON SHARE - BASIC:
       Income before extraordinary item                    $       0.10    $      0.14      $     0.20     $      0.27
       Extraordinary loss                                             -              -           (0.05)              -
                                                           ------------    -----------      ----------     -----------
       Net income                                          $       0.10    $      0.14      $     0.15     $      0.27
                                                           ============    ===========      ==========     ===========

    EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
       Income before extraordinary item
                                                           $       0.10    $      0.14      $     0.20     $      0.27
       Extraordinary loss                                             -              -           (0.05)              -
                                                           ------------    -----------      ----------     -----------
       Net income                                          $       0.10    $      0.14      $     0.15     $      0.27
                                                           ============    ===========      ==========     ===========

    WEIGHTED AVERAGE SHARES:
       Common shares outstanding                                  6,759          7,412           6,223           7,387
       Adjusted common shares - assuming exercise
          of stock options                                        6,947          7,616           6,443           7,558



    See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                                                               Six Months Ended
                                                                                                 January 31,
                                                                                      -----------------------------------
                                                                                          1997                 1998
                                                                                      -------------        -------------
   OPERATING ACTIVITIES
        Net income                                                                 $         962                2,007  $

        Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      1,517                2,857
        Extraordinary loss on early retirement of debt                                       558                    -
        Unrealized foreign currency adjustment                                               180                 (999)
        Changes in current assets and current liabilities:
          Accounts receivable                                                             (1,780)             (1,650)
          Prepaids and other assets                                                         (361)                  99
          Accounts payable and accrued liabilities                                         1,770               (2,828)
                                                                                      -------------        -------------
        Net cash provided by (used in) operating activities                                2,846                 (514)
                                                                                      -------------        -------------

   INVESTING ACTIVITIES

        Payments for acquisitions                                                        (14,129)             (18,963)
        Purchase of property and equipment                                                  (759)              (1,857)
                                                                                      -------------        -------------
        Net cash used in financing activities                                            (14,888)             (20,820)
                                                                                      -------------        -------------

   FINANCING ACTIVITIES

        Principal payment on long-term debt                                               (8,051)                   -
        Net borrowing under line of credit                                                     -               22,004
        Net proceeds from sale of common stock                                            21,148                    -
        Other assets, deferred offering expenses and intangibles                            (350)               (513)
                                                                                      -------------        -------------
        Net cash provided by financing activities                                         12,747               21,491
                                                                                      -------------        -------------

   NET INCREASE IN CASH                                                                      705                  157

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            894                1,326
                                                                                      =============        =============
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       1,599                1,483
                                                                                      =============        =============

   SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
        Cash paid for interest                                                     $         559                1,636
                                                                                      =============        =============

   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES
   In conjunction with the acquisitions described, liabilities were assumed as follows:
       Fair value of assets acquired                                               $      18,401               20,809
       Cash paid                                                                         (14,129)             (18,963)
                                                                                                           -------------
                                                                                      =============
       Liabilities assumed and incurred                                            $       4,272                1,846
                                                                                      =============        =============


    See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION

     Dynamex Inc. (the "Company") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled distribution and (iii) fleet management.

     The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries: Dynamex Operations East, Inc., Dynamex Operations West, Inc., Dynamex Canada Inc., Road Runner Transportation, Inc. and New York Document Exchange Corporation. All significant intercompany balances and transactions are eliminated on consolidation. The accounts of Dynamex Canada Inc. are translated into United States dollars with the Canadian dollar as the functional currency.

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

     The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 1998, and the results of its operations and its cash flows for the three and six month periods ended January 31, 1998 and 1997. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       ACQUISITIONS

     Through three separate transactions during the six months ended January 31, 1998, the Company acquired the same-day delivery business of companies operating in Hartford, Connecticut, Boston, Massachusetts, Atlanta, Georgia and New York, New York for total consideration of approximately $19.0 million in cash and 74,118 shares of common stock.

     In March 1998, the Company completed the acquisition of a same-day delivery company in Memphis, Tennessee for total consideration of approximately $1.6 million in cash.

3.       EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 31, 1998. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements, appear elsewhere in this report, and are contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.



GENERAL

     The Company is a leading provider of same-day delivery and logistics services in the U.S. and Canada. Through internal growth and acquisitions, the Company has built the only national network of same-day delivery and logistics systems in Canada and has established operations in 20 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through January 31, 1998, the Company completed 14 acquisitions at various dates. Three of these acquisitions were consummated during the six months ended January 31, 1998. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

     A significant portion of the Company's revenues are generated in Canada. For the three and six month periods ended January 31, 1998, Canadian revenues accounted for approximately 38% and 39%, respectively, of total consolidated revenues. For the three and six month periods ended January 31, 1997, Canadian revenues accounted for 57% and 58%, respectively, of total consolidated revenues. The increase in the proportion of revenues generated in the United States is a result of the majority of the Company's acquisitions over the last year taking place in the United States. Before consideration of corporate costs, the majority of which are incurred in the United States, the cost structure of the Company's operations in the United States and in Canada are essentially the same. Therefore, operating profit, expressed as a percentage of sales, generated in each country has not been materially different.

     The conversion rate between the Canadian dollar and the U.S. dollar has declined significantly during fiscal 1998 as compared to the same periods in 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues. The effect of this decline on the Company's net income for the three months ended January 31, 1998 has not been material, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items from the Company's consolidated statements of operations expressed as a percentage of sales:


                                                                 Three Months Ended                 Six Months Ended
                                                                     January 31,                       January 31,
                                                             ----------------------------      ----------------------------
                                                                1997             1998             1997             1998
                                                             -----------      -----------      -----------      ------------


        Sales                                                    100.0%           100.0%           100.0%            100.0%
        Cost of sales                                            67.1             67.0             67.0              67.3
                                                             -----------      -----------      -----------      ------------
               Gross profit                                      32.9             33.0             33.0              32.7

        Selling, general and
             administrative expenses                             25.5             24.1             25.6              24.0
        Depreciation and amortization                             2.8              3.0              2.7               3.0
                                                                              -----------      -----------      ------------
                                                             -----------
           Operating income                                       4.6              5.9              4.7               5.7
        Interest expense                                          0.8              2.2              0.9               2.0
                                                             -----------      -----------      -----------      ------------

           Income before taxes and extraordinary
              item                                                 3.8%             3.7%             3.8%              3.7%
                                                             ===========      ===========      ===========      ============


Three months ended January 31, 1998 compared to three months ended January 31, 1997.

     Sales for the three months ended January 31, 1998 increased $18.8 million, or 62.7%, to $48.7 million from $29.9 million for the three months ended January 31, 1997 due primarily to the acquisitions which occurred at various dates in fiscal year 1997 and in the first half of fiscal year 1998, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the three months ended January 31, 1998 were approximately $1.1 million less than would have been reported for such period had the conversion rate been the same as in the three months ended January 31, 1997.

     Cost of sales for the three months ended January 31, 1998 increased $12.5 million, or 62.3%, to $32.6 million from $20.1 million for the three months ended January 31, 1997 reflecting the acquisitions and increased sales from existing operations described above. As a percentage of sales, such amounts remained relatively consistent at 67.0% for the three months ended January 31, 1998 as compared to 67.1% for the three months ended January 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Selling, general and administrative expenses for the three months ended January 31, 1998 increased $4.1 million, or 54.1%, to $11.8 million from $7.6 million for the three months ended January 31, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses decreased to 24.1% from 25.5% which reflects the spreading of certain fixed costs over a larger revenue base as well as the elimination of other costs through the consolidation of administrative and support functions in certain branches, and the generally lower administrative costs required for outsourcing and scheduled distribution services.

         Depreciation and amortization for the three months ended January 31, 1998 increased $619,000, or 74.2%, to $1.5 million from $834,000 for the three months ended January 31, 1997, and as a percentage of sales, to 3.0% from 2.8%. These increases result from depreciation and amortization of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

         Interest expense for the three months ended January 31, 1998 increased $835,000, or 353.8%, to $1.1 million from $236,000 for the three months ended January 31, 1997 as a result of the additional borrowings required to finance the acquisitions.

Six months ended January 31, 1998 compared to six months ended January 31, 1997.

         Sales for the six months ended January 31, 1998 increased $38.4 million, or 67.6%, to $95.3 million from $56.9 million for the six months ended January 31, 1997 due primarily to the acquisitions which occurred at various dates in fiscal year 1997 and in the first quarter of fiscal year 1998, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the six months ended January 31, 1998 were approximately $1.4 million less than would have been reported for such period had the conversion rate been the same as in the six months ended January 31, 1997.

         Cost of sales for the six months ended January 31, 1998 increased $26.0 million, or 68.3%, to $64.1 million from $38.1 million for the six months ended January 31, 1997 due primarily to the acquisitions and increased sales
volumes from existing operations as described above.   As a percentage of
sales, such costs increased slightly to 67.3% for the six months ended January 31, 1998 from 67.0% for the six months ended January 31, 1997. This increase reflects the generally lower gross profit associated with certain services, specifically outsourcing or fleet management services and scheduled distribution services, which comprise an increased proportion of the Company's business.

         Selling, general and administrative expenses for the six months ended January 31, 1998 increased $8.3 million, or 57.1%, to $22.9 million from $14.6 million for the six months ended January 31, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses decreased to 24.0% from 25.6% which reflects the spreading of certain fixed costs over a larger revenue base, the elimination of certain costs through the consolidation of administrative and support functions in certain branches as well as the generally lower administrative costs required for the outsourcing and scheduled distribution services mentioned above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          Depreciation and amortization for the six months ended January 31, 1998 increased $1.4 million, or 88.3%, to $2.9 million from $1.5 million for the six months ended January 31, 1997, and, as a percentage of sales, to 3.0% from 2.7%. These increases primarily result from depreciation and amortization of assets acquired with the acquisitions previously discussed.

          Interest expense for the six months ended January 31, 1998 increased $1.4 million, or 273.8%, to $1.9 million from $508,000 for the six months ended January 31, 1997 as a result of the additional borrowings required to finance the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's capital needs arise primarily from its acquisition program and, to a lesser extent, capital expenditures and working capital needs. In the six months ended January 31, 1998, three acquisitions were completed for total consideration of approximately $19.6 million. In addition, capital expenditures for the six months ended January 31, 1998 were approximately $1.9 million. Cash flow used in operations for the six months ended January 31, 1998 was approximately $500,000, reflecting working capital demands which exceeded internally generated cash flow.

          Of the total consideration of approximately $19.6 million for the acquisitions completed during the six months ended January 31, 1998, approximately $600,000 was paid by the issuance of 74,118 shares of the Company's Common Stock to the sellers of the acquired businesses and approximately $19.0 million of the consideration was paid in cash. The cash portion of the consideration paid for the acquisitions was provided by proceeds from the Company's revolving credit facility.

          In connection with certain acquisitions consummated after the IPO, the sellers may be paid additional consideration if the acquired operations meet certain performance goals related to the earnings before interest, taxes, depreciation and amortization of the businesses. The maximum amount of additional consideration payable, if all performance goals are met, is approximately $11.0 million, of which $10.1 million is payable in cash and $900,000 is payable in shares of the Company's Common Stock. Payments of such additional consideration are to be made at specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

          In August 1997, the Company amended its revolving credit facility to provide for total borrowings of up to $75.0 million, of which approximately $54.0 million was outstanding as of January 31, 1998. Any amounts outstanding under the facility are due August 31, 2000. Interest under the facility is payable quarterly at prime, or certain other interest rate elections based on LIBOR plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin can vary from quarter to quarter based on the ratio of the Company's funded debt to cash flow, each as defined in the credit facility. At January 31, 1998, the weighted average interest rate for all outstanding borrowings was approximately 7.64%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          The Company has entered into interest rate protection arrangements with its agent bank on a portion of the borrowings under the credit facility. The interest rate on $15.0 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9.0 million of outstanding debt. These hedging arrangements mature on August 31, 2000. Amounts outstanding under the credit facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The credit facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lender's consent to consummate any acquisition.

          The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, increased to approximately $8.2 million for the six months ended January 31, 1998 from approximately $4.2 million for the six months ended January 31, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of January 31, 1998 increased to approximately $18.8 million from approximately $11.4 million as of July 31, 1997. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

          Management expects the Company's capital expenditures, consisting primarily of improvements to facilities and technology, to increase somewhat as its operations continue to expand. However, the amount of these capital expenditures is expected to remain relatively minor compared to the capital requirements related to the Company's acquisition program. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

          Management expects that the Company's capital requirements, other than to fund acquisitions, will be met from internally generated cash flow. Management expects to continue to meet the capital requirements of its acquisition program from the following sources: (i) internally generated cash flow, (ii) proceeds from borrowings under its revolving credit facility and
(iii) the issuance of its Common Stock to the sellers of acquired businesses. However, the portion of future acquisition costs which will be funded with such Common Stock is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock.

          The extent to which these existing sources of capital will be adequate to fund the Company's acquisition program is dependent upon the number of economically and strategically attractive acquisitions available to the Company, the size of the acquisitions and the amount of internally generated cash flow. Should these factors be such that currently available capital resources are inadequate, the Company may seek

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


additional sources of capital. Such sources could include additional bank borrowings or the issuance of debt or equity securities. Should these additional sources of capital not be available or be available only on terms which the Company does not find attractive, the Company may be forced to reduce its acquisition activity. This in turn could negatively affect the Company's ability to implement its business strategy in the manner, or in the time frame, anticipated by management.

YEAR 2000 COMPLIANCE

          Currently, there is significant uncertainty among software users regarding the impact of the year 2000 on installed software. Other than the Company's propriety software system that is currently used in its Minneapolis/St. Paul operations, the Company uses software that has been licensed from third-party vendors. The Company is in the process of determining the extent to which its licensed and proprietary software is year 2000 compliant and the cost of obtaining such compliance. The Company does not believe that its cost of addressing the year 2000 issue or the effects of any year 2000 non-compliance in any proprietary or licensed software will result in any material adverse impact on the Company's business or financial condition.

INFLATION

          The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

        (a)    Exhibits:

               11.1     Calculation of Net Income Per Common Share

               27.1     Financial Data Schedule

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were Filed during the quarter ended January 31, 1998.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DYNAMEX INC.



Dated: March 6, 1998    by               /s/ Richard K. McClelland
                                         -------------------------------------
                                             Richard K. McClelland
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive Officer)




Dated: March 6, 1998    by               /s/ Robert P. Capps
                                         -------------------------------------
                                         Robert P. Capps
                                         Vice President-Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


          EXHIBITS
          --------

            11.1          Calculation of Net Income Per Common Share

            27.1          Financial Data