Form 10-Q
period 1998-04-30
DYNAMEX INC
filed 1998-06-15
CIK 1015483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----    EXCHANGE  ACT OF 1934 FOR THE QUARTER ENDED APRIL 30, 1998

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ----- SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.


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

           9,999,583 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 5, 1998.

DYNAMEX INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                       April 30, 1998 (Unaudited) and July 31, 1997

                      Condensed Consolidated Statements of Operations (Unaudited)                   3
                         Three and Nine Months ended April 30, 1998 and 1997

                      Condensed Consolidated Statements of Cash Flows (Unaudited)                   4
                         Nine Months ended April 30, 1998 and 1997

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                    7

PART II. OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                                             13

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)




                                                                    April 30,      July 31,
                                                                      1998           1997
                                                                   -----------    -----------
                                                                   (Unaudited)

ASSETS
CURRENT
     Cash and cash equivalents                                     $     2,741    $     1,326
     Accounts receivable - net                                          27,984         20,867
     Prepaid and other current assets                                    4,637          3,301
     Deferred income taxes                                                 594            597
                                                                   -----------    -----------
                                                                        35,956         26,091


PROPERTY AND EQUIPMENT - net                                             7,873          5,787
INTANGIBLES - net                                                       77,518         54,036
DEFERRED INCOME TAXES                                                      399            405
OTHER ASSETS                                                             2,191          1,832
                                                                   -----------    -----------
                                                                   $   123,937    $    88,151
                                                                   ===========    ===========
LIABILITIES

CURRENT
     Accounts payable trade                                        $       923    $     1,759
     Accrued liabilities                                                12,894          9,196
     Income taxes payable                                                1,538          2,968
     Current portion of long-term debt                                     521            740
                                                                   -----------    -----------
                                                                        15,876         14,663

LONG-TERM DEBT                                                          63,345         32,388
                                                                   -----------    -----------
                                                                        79,221         47,051
                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; $0.01 par value, 10,000,000
          shares authorized; none outstanding                               --             --
     Common stock; $0.01 par value, 50,000,000 shares
          authorized; 7,411,623 and 7,337,505 shares outstanding            74             73
     Additional paid-in capital                                         41,646         40,967
     Retained earnings                                                   3,899            250
     Unrealized foreign currency translation adjustment                   (903)          (190)
                                                                   -----------    -----------
                                                                        44,716         41,100
                                                                   -----------    -----------
                                                                   $   123,937    $    88,151
                                                                   ===========    ===========



   See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                         April 30,                April 30,
                                                  ---------------------     ---------------------
                                                    1998         1997         1998         1997
                                                  --------     --------     --------     --------
SALES                                             $ 53,131     $ 34,155     $148,393     $ 91,001

COST OF SALES                                       34,905       22,501       99,042       60,600
                                                  --------     --------     --------     --------
GROSS PROFIT                                        18,226       11,654       49,351       30,401
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                          12,691        8,365       35,578       22,930
DEPRECIATION AND AMORITIZATION                       1,676          997        4,533        2,514
                                                  --------     --------     --------     --------
OPERATING INCOME                                     3,859        2,292        9,240        4,957
INTEREST EXPENSE                                     1,123          345        3,022          853
                                                  --------     --------     --------     --------
INCOME BEFORE TAXES                                  2,736        1,947        6,218        4,104
INCOME TAXES                                         1,094          779        2,569        1,639
                                                  --------     --------     --------     --------

INCOME BEFORE EXTRAORDINARY ITEM                     1,642        1,168        3,649        2,465

EXTRAORDINARY LOSS ON EARLY
   RETIREMENT OF DEBT (net of income
   tax benefit of $222)                               --           --           --           (335)
                                                  --------     --------     --------     --------

NET INCOME                                        $  1,642     $  1,168     $  3,649     $  2,130
                                                  ========     ========     ========     ========
EARNINGS PER COMMON SHARE - BASIC:
   Income before extraordinary item               $   0.22     $   0.17     $   0.49     $   0.38
   Extraordinary loss                                 --           --           --          (0.05)
                                                  --------     --------     --------     --------

   Net income                                     $   0.22     $   0.17     $   0.49     $   0.33
                                                  ========     ========     ========     ========
EARNINGS PER COMMON SHARE -
ASSUMING DILUTION:
   Income before extraordinary item               $   0.22     $   0.17     $   0.48     $   0.37
   Extraordinary loss                                 --           --           --          (0.05)
                                                  --------     --------     --------     --------

   Net income                                     $   0.22     $   0.17     $   0.48     $   0.32
                                                  ========     ========     ========     ========
WEIGHTED AVERAGE SHARES:

   Common shares outstanding                         7,412        6,966        7,395        6,465
   Adjusted common shares - assuming exercise
       of stock options                              7,629        7,075        7,590        6,652




   See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                                     Nine Months Ended
                                                                         April 30,
                                                                --------------------------
                                                                   1998            1997
                                                                ----------      ----------
OPERATING ACTIVITIES
   Net income                                                   $    3,649      $    2,130

   Adjustment to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                     4,533           2,514
   Extraordinary loss on early retirement of debt                       --             557
   Unrealized foreign currency adjustment                             (713)           (360)
   Changes in current assets and current liabilities:
      Accounts receivable                                           (3,719)         (2,999)
      Prepaids and other assets                                       (102)           (951)
      Accounts payable and accrued liabilities                        (214)          1,746
                                                                ----------      ----------
   Net cash provided by operating activities                         3,434           2,637
                                                                ----------      ----------

INVESTING ACTIVITIES

   Payments for acquisitions                                       (28,540)        (16,544)
   Purchase of property and equipment                               (3,033)         (1,377)
                                                                ----------      ----------
   Net cash used in financing activities                           (31,573)        (17,921)
                                                                ----------      ----------

FINANCING ACTIVITIES

   Principal payment on long-term debt                                  --          (5,498)
   Net borrowing under line of credit                               30,454             678
   Net proceeds from sale of common stock                               --          21,148
   Other assets, deferred offering expenses and intangibles           (900)           (746)
                                                                ----------      ----------
   Net cash provided by financing activities                        29,554          15,582
                                                                ----------      ----------

NET INCREASE IN CASH                                                 1,415             298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,326             894
                                                                ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    2,741      $    1,192
                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
   Cash paid for interest                                       $    2,785      $      898
                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE Of NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities
  were assumed as follows:
   Fair value of assets acquired                                $   31,669      $   21,771
   Cash paid                                                       (28,540)        (16,544)
                                                                ----------      ----------
   Liabilities assumed and incurred                             $    3,129      $    5,227
                                                                ==========      ==========


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

         The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries: Dynamex Operations East, Inc., Dynamex Operations West, Inc., Dynamex Canada Inc., Road Runner Transportation, Inc., New York Document Exchange Corporation and U.S.C. Management Systems, Inc. All significant intercompany balances and transactions are eliminated on consolidation. The accounts of Dynamex Canada Inc. are translated into United States dollars with the Canadian dollar as the functional currency.

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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 1998, and the results of its operations and its cash flows for the three and nine month periods ended April 30, 1998 and 1997. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       ACQUISITIONS

         During the nine months ended April 30, 1998, the Company acquired eight same-day delivery businesses operating in eight U.S. cities and one Canadian city for total consideration of approximately $28.5 million in cash and 74,118 shares of common stock.

         In May 1998, the Company completed the acquisition of a same-day delivery business operating in one U.S. city for total consideration of approximately $5.3 million in cash and 39,960 shares of common stock.

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

4.       SUBSEQUENT EVENT

         In May, 1998, the Company completed a public offering of 2,817,166 shares of Common stock at a price of $12.875 per share. Of the 2,817,166 shares offered, 2,500,000 shares were sold by the Company and 317,166 shares were sold by selling shareholders. Net proceeds to the Company were approximately $29.9 million and were used to reduce amounts outstanding under the Company's revolving credit facility. Concurrent with the closing of the offering, the Company's revolving credit facility was amended to (i) provide for total borrowings of up to $115.0 million, (ii) extend the maturity date from August 31, 2000 to May 31, 2001 and (iii) increase the purchase price thresholds above which the Company must obtain the primary lenders consent to consummate acquisitions.

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



GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built the only national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through April 30, 1998, the Company completed 19 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

         A significant portion of the Company's revenues are generated in Canada. For the three and nine month periods ended April 30, 1998, Canadian revenues accounted for approximately 36% and 38%, respectively, of total consolidated revenues. For the three and nine month periods ended April 30, 1997, Canadian revenues accounted for 51% and 56%, respectively, of total consolidated revenues. The increase in the proportion of revenues generated in the United States is a result of the majority of the Company's acquisitions over the last year taking place in the United States. Before consideration of corporate costs, the majority of which are incurred in the United States, the cost structure of the Company's operations in the United States and in Canada is very similar. Therefore, operating profit, expressed as a percentage of sales, generated in each country is not materially different.

         The conversion rate between the Canadian dollar and the U.S. dollar has declined significantly during fiscal 1998 as compared to the same periods in 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues. The effect of this decline on the Company's net income for the nine months ended April 30, 1998 has not been material, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's consolidated statements of operations expressed as a percentage of sales:

                                             Three Months Ended       Nine Months Ended
                                                  April 30,               April 30,
                                             ------------------      ------------------
                                              1998        1997        1998        1997
                                             ------      ------      ------      ------
Sales                                         100.0%      100.0%      100.0%      100.0%
Cost of sales                                  65.7        65.9        66.7        66.6
                                             ------      ------      ------      ------
      Gross profit                             34.3        34.1        33.3        33.4

Selling, general and
     administrative expenses                   23.9        24.5        24.0        25.2
Depreciation and amortization                   3.2         2.9         3.1         2.8
                                             ------      ------      ------      ------
   Operating income                             7.2         6.7         6.2         5.4
Interest expense                                2.1         1.0         2.0         0.9
                                             ------      ------      ------      ------

   Income before taxes and extraordinary
     item                                       5.1%        5.7%        4.2%        4.5%
                                             ======      ======      ======      ======


Three months ended April 30, 1998 compared to three months ended April 30, 1997.

         Sales for the three months ended April 30, 1998 increased $18.9 million, or 55.6%, to $53.1 million from $34.2 million for the three months ended April 30, 1997 primarily due to the acquisitions which occurred at various dates in fiscal year 1997 and in the nine months of fiscal year 1998, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the three months ended April 30, 1998 were approximately $494,000 less than would have been reported for such period had the conversion rate been the same as in the three months ended April 30, 1997.

         Cost of sales for the three months ended April 30, 1998 increased $12.4 million, or 55.1%, to $34.9 million from $22.5 million for the three months ended April 30, 1997 primarily due to the acquisitions and increased sales from existing operations. As a percentage of sales, such amounts remained relatively consistent at 65.7% for the three months ended April 30, 1998 as compared to 65.9% for the three months ended April 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Selling, general and administrative expenses for the three months ended April 30, 1998 increased $4.3 million, or 51.2%, to $12.7 million from $8.4 million for the three months ended April 30, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses decreased to 23.9% from 24.5% which reflects the spreading of certain fixed costs over a larger revenue base, as well as the elimination of other costs through the consolidation of administrative and support functions in certain branches.

         Depreciation and amortization for the three months ended April 30, 1998 increased $703,000, or 70.5%, to $1.7 million from $997,000 for the three months ended April 30, 1997 and, as a percentage of sales, to 3.2% from 2.9%. These increases result from depreciation and amortization of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

         Interest expense for the three months ended April 30, 1998 increased $755,000, or 218.8%, to $1.1 million from $345,000 for the three months ended April 30, 1997 as a result of the additional borrowings required to finance the acquisitions.

Nine months ended April 30, 1998 compared to nine months ended April 30, 1997.

         Sales for the nine months ended April 30, 1998 increased $57.4 million, or 63.1%, to $148.4 million from $91.0 million for the nine months ended April 30, 1997 primarily due to the acquisitions which occurred at various dates in fiscal year 1997 and in the first nine months of fiscal year 1998, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the nine months ended April 30, 1998 were approximately $1.4 million less than would have been reported for such period had the conversion rate been the same as in the nine months ended April 30, 1997.

         Cost of sales for the nine months ended April 30, 1998 increased $38.4 million, or 63.4%, to $99.0 million from $60.6 million for the nine months ended April 30, 1997 primarily due to the acquisitions and increased sales volumes from existing operations. As a percentage of sales, such costs remained relatively consistent at 66.7% for the nine months ended April 30, 1998 as compared to 66.6% for the nine months ended April 30, 1997.

         Selling, general and administrative expenses for the nine months ended April 30, 1998 increased $12.7 million, or 55.5%, to $35.6 million from $22.9 million for the nine months ended April 30, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses decreased to 24.0% from 25.2% which reflects the spreading of certain fixed costs over a larger revenue base, as well as the elimination of certain costs through the consolidation of administrative and support functions in certain branches.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Depreciation and amortization for the nine months ended April 30, 1998 increased $2.0 million, or 80.0%, to $4.5 million from $2.5 million for the nine months ended April 30, 1997 and, as a percentage of sales, to 3.1% from 2.8%. These increases primarily result from depreciation and amortization of assets acquired with the acquisitions previously discussed.

         Interest expense for the nine months ended April 30, 1998 increased $2.1 million, or 246.2%, to $3.0 million from $853,000 for the nine months ended April 30, 1997 as a result of the additional borrowings required to finance the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs arise primarily from its acquisition program and, to a lesser extent, capital expenditures and working capital needs. During the nine months ended April 30, 1998, the Company completed eight acquisitions for aggregate consideration of approximately $29.2 million. Of this aggregate consideration, approximately $630,000 was paid by the issuance of 74,118 shares of the Company's Common Stock to the sellers of the acquired businesses and approximately $28.5 million was paid in cash. Subsequent to April 30, 1998, the Company completed one additional acquisition for total consideration of approximately $5.3 million in cash and 39,960 shares of the Company's stock. The cash portion of the consideration paid for these acquisitions was provided by proceeds from the Company's revolving credit facility.

         In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. The maximum amount of additional consideration payable, if all performance goals are met, is approximately $20.7 million, of which $19.8 million is payable in cash and $900,000 is payable in shares of the Company's Common Stock. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

         Capital expenditures for the nine months ended April 30, 1998 were approximately $3.0 million. Management expects the Company's capital expenditures, consisting primarily of improvements to facilities and technology, to increase somewhat as its operations continue to expand. However, the amount of these capital expenditures is expected to remain relatively minor compared to the capital requirements related to the Company's acquisition program. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

         Cash flow provided by operations for the nine months ended April 30, 1998 was approximately $3.4 million and, consequently, increases in working capital during such period were completely financed by internally generated cash flow.

         On May 19, 1998, the Company completed a public offering of 2,817,166 shares of Common stock at a price of $12.875 per share. Of the 2,817,166 shares offered, 2,500,000 shares were sold by the Company and 317,166 shares were sold by selling shareholders. Net proceeds to the Company were approximately $29.9 million and were used to reduce amounts outstanding under the Company's revolving credit facility.

         Concurrent with the closing of the offering, the Company amended its revolving credit facility to (i) provide for total borrowings of up to $115.0 million, (ii) extend the maturity date from August 31, 2000 to May 31, 2001 and
(iii) increase the purchase price thresholds above which the Company must obtain the primary lenders consent to consummate acquisitions. As of April 30, 1998, approximately $60.7 million was outstanding under the facility. Interest under the facility is payable quarterly at prime, or certain other interest

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

rate elections based on LIBOR plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin can vary from quarter to quarter based on the ratio of the Company's funded debt to cash flow, each as defined in the credit facility. At April 30, 1998, the weighted average interest rate for all outstanding borrowings was approximately 7.64%.

         The Company has entered into interest rate protection arrangements with its agent bank on a portion of the borrowings under the credit facility. The interest rate on $15.0 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9.0 million of outstanding debt. These hedging arrangements mature on August 31, 2000. Amounts outstanding under the credit facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The credit facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Under certain circumstances, the Company must obtain the lender's consent to consummate acquisitions.

         The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, increased to approximately $13.8 million for the nine months ended April 30, 1998 from approximately $7.5 million for the nine months ended April 30, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of April 30, 1998 increased to approximately $20.0 million from approximately $11.4 million as of July 31, 1997. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

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

         The extent to which these existing sources of capital will be adequate to fund the Company's acquisition program is dependent upon the number of economically and strategically attractive acquisitions available to the Company, the size of the acquisitions and the amount of internally generated cash flow. Should these factors be such that currently available capital resources are inadequate, the Company may seek additional sources of capital. Such sources could include additional bank borrowings or the issuance of debt or equity securities. Should these additional sources of capital not be available or be available only on terms which the Company does not find attractive, the Company may be forced to reduce its acquisition activity. This in turn could negatively affect the Company's ability to implement its business strategy in the manner, or in the time frame, anticipated by management.

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

                           PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits:

                      11.1       Calculation of Net Income Per Common Share

                      27.1       Financial Data Schedule

           (b)        Reports on Form 8-K:

                      No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DYNAMEX INC.



     Dated:   June 12, 1998     by        /s/Richard K. McClelland
                                          -------------------------------------
                                              Richard K. McClelland
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Principal Executive Officer)




     Dated:   June 12, 1998     by        /s/ Robert P. Capps
                                          -------------------------------------
                                              Robert P. Capps
                                              Vice President - Chief Financial
                                              Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX




         EXHIBITS
         --------
           11.1       Calculation of Net Income Per Common Share

           27.1       Financial Data