Form 10-K405
period 1998-07-31
DYNAMEX INC
filed 1998-11-05
CIK 1015483

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-21057

                                  DYNAMEX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      86-0712225
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

1431 GREENWAY DRIVE, SUITE 345, IRVING, TEXAS                      75038
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 756-8180

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on October 23, 1998 was approximately $65,953,922.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 23, 1998 was 10,069,490 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Part III of the Form 10-K has been incorporated by reference to the Registrant's definitive Proxy Statement on Schedule 14-A to be filed with the Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Statements and information presented within this Annual Report on Form 10-K for Dynamex Inc. (the "Company" and "Dynamex") contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors." All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

ITEM 1. BUSINESS

GENERAL

     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. From its base as the largest nationwide same-day transportation company in Canada, over the last three years Dynamex has established a presence in 21 metropolitan markets in the United States and has continued to expand its system in Canada. Through its network of branch offices, the Company provides same-day, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to traditional on-demand delivery services, the Company offers scheduled distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers' products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company's on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company's operation and management of a customer's mailroom.

     The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. In May 1995, the Company acquired Dynamex Express and, in July 1995, the Company changed its name to Dynamex Inc. At the time of its acquisition by the Company, Dynamex Express had developed a national network of 20 locations across Canada and offered an array of services on a national, multi-city and local basis. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless, which had operations in eight U.S. cities and two Canadian cities. In August 1996, in conjunction with the Company's initial public offering (the "IPO") the Company acquired five same-day delivery businesses in three U.S. and two Canadian cities (the "IPO Acquisitions"). Subsequent to the IPO and through September 30, 1998 the Company acquired 22 additional same-day delivery businesses in thirteen U.S. and three Canadian cities. See "-- Recent Acquisitions."

INDUSTRY OVERVIEW

     The delivery and logistics industry is large, highly fragmented and growing. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. The same-day delivery and logistics industry in the U.S. and Canada primarily consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. The Company believes that the same-day delivery and logistics industry offers substantial consolidation opportunities as a result of industry fragmentation and that there are significant operating benefits to large-scale service providers. Relative to smaller operators in the industry, the Company believes that national operators such as the Company benefit from several competitive advantages including: national brand identity, professional management, the ability to service national accounts and centralized administrative and management information systems. These factors have contributed to a recent trend toward consolidation in the industry.

     Management believes that the same-day delivery segment of the transportation industry is benefiting from several recent trends. For example, the trend toward outsourcing has resulted in numerous shippers turning to third party providers for a range of services including same-day delivery and management of in-house distribution. Many businesses that outsource their distribution requirements prefer to purchase such services from one source that can service multiple cities, thereby decreasing the number of vendors from which they purchase services. Additionally, the growth of "just-in-time" inventory practices designed to reduce inventory-carrying costs has increased the demand for the same-day delivery of such inventory. Technological developments such as e-mail and facsimile have increased the pace of business and other transactions, thereby increasing demand for the same-day delivery of a wide array of items, ranging from voluminous documents to critical manufacturing parts and medical devices. Consequently, there has been increased demand for the same-day transportation of items that are not suitable for fax or electronic transmission, but for which there is an immediate need.

BUSINESS STRATEGY

     The Company intends to expand its operations in the U.S. and Canada to capitalize on the demand of local, regional and national businesses for innovative same-day transportation solutions. The key elements of the Company's business strategy are as follows:

     Focus on Primary Services. The Company provides three primary services: (i) same-day on-demand delivery services, (ii) same-day scheduled distribution services and (iii) outsourcing services such as fleet management and facilities management. The Company focuses its same-day on-demand delivery business on transporting non-faxable, time sensitive items throughout metropolitan areas. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to raise the yield per delivery relative to the yield generated by delivering documents within a central business district. Additionally, the Company intends to capitalize on the market trend towards outsourcing transportation requirements by concentrating its logistics services in same-day scheduled distribution and fleet management. The delivery transactions in a fleet management and scheduled distribution program are recurring in nature, thus creating the potential for long term customer relationships. Additionally, these value added services are generally less vulnerable to price competition than traditional on-demand delivery services.

     Target National and Regional Accounts. The Company's sales force focuses on pursuing and maintaining national and regional accounts. The Company anticipates that its (i) existing multi-city network of locations combined with new locations to be acquired, (ii) ability to offer value added services such as fleet management to complement its basic same-day delivery services and (iii) experienced, operations oriented management team and sales force, will create further opportunities with many of its existing customers and attract new national and regional accounts.

     Create Strategic Alliances. By forming alliances with strategic partners that offer services that compliment those of the Company, the Company and its partner can jointly market their services, thereby accessing one another's customer base and providing such customers with a broader range of value added services. For example, the Company has formed an alliance with Purolator, the largest Canadian overnight courier company, whereby on an exclusive basis the Company and Purolator provide one another with certain delivery services and market one another's delivery services to their respective customers. See
"-- Sales and Marketing."

     Pursue Acquisitions. The Company believes that the highly fragmented nature of the delivery and logistics industry creates significant opportunities for same-day delivery and logistics companies with national marketing and operations. Having substantially completed its Canadian network, the Company will focus its acquisition program on further penetrating the U.S. market. The Company will seek to acquire high quality, same-day delivery businesses in new markets as well as in markets in which it has already established a presence.

Management expects that acquisitions in existing markets will provide access to an acquired company's customer base while creating operating efficiencies within these markets. Management believes that its operating and acquisition experience and the Company's ability to offer cash or common stock as purchase consideration are important advantages in pursuing acquisition candidates. The Company plans to augment the service offerings of its acquired companies with value added services such as fleet management and non-technical swap-out of failed equipment and to integrate the acquired businesses into the Company's operations.

SERVICES

     The Company capitalizes on its routing, dispatch and vehicle and personnel management expertise developed in the ground courier business to provide its customers with a broad range of value added, same-day distribution services. By creating innovative applications of its core services, the Company intends to expand the market for its distribution services and increase the yield per service provided.

     Same-Day On-Demand Delivery. The Company provides same-day intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third party air or motor carriers in conjunction with the Company's ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries. For the fiscal years ended July 31, 1998 and 1997, approximately 62% and 66%, respectively, of the Company's revenues were generated from on-demand same-day delivery services.

     Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services for time-sensitive local deliveries. Scheduled distribution services include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area the Company provides scheduled, as well as on-demand, delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 1998 and 1997, approximately 13% in each year, of the Company's revenues were generated from same-day scheduled distribution services.

     Outsourcing Services. The Company's outsourcing services include fleet management and mailroom or other facilities management, such as maintenance of call centers for inventory tracking and delivery. With its outsourcing services, the Company is able to apply its same-day delivery capability and logistics experience to design and manage efficient delivery systems for its customers. The outsourcing service offerings can expand along with the customer's needs. Management believes that the trend toward outsourcing has resulted in many customers reducing their reliance on in-house transportation departments and increasing their use of third-party providers for a variety of delivery services.

     The largest component of the Company's outsourcing services is fleet management. With its fleet management service, the Company provides transportation services primarily for customers that previously managed such operations in-house. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor-trailers (or any combination) and may display the customer's logo and colors. In addition, the Company's on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained than would otherwise be required. The Company's fleet management services include designing and managing systems created to maximize efficiencies in transporting, sorting and delivering customers' products on a local and multi-city basis. Because the Company generally does not own vehicles but instead hires drivers who do, the Company's fleet management solutions are not limited by the Company's need to utilize its own fleet.

     By outsourcing their fleet management, the Company's customers (i) utilize the Company's distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 1998 and 1997, approximately 25% and 21%, respectively, of the Company's revenues were generated from fleet management and other outsourcing services.

     While the volume and profitability of each service provided varies significantly from branch office to branch office, each of the Company's branch offices generally offers the same core services. Factors, which impact the business mix per branch, include customer base, competition, geographic characteristics, available labor and general economic environment. The Company can bundle its various delivery and logistics services to create customized distribution solutions and, by doing so, seeks to become the single source for its customers' distribution needs.

OPERATIONS

     The Company's operations are divided into three U.S. regions and one Canadian region, with each of the Company's approximately 40 branches assigned to the appropriate region. Branch operations are locally managed with regional and national oversight and support provided as necessary. A branch manager is assigned to each branch office and is accountable for all aspects of such branch operations including its profitability. Each branch manager reports to a regional manager with similar responsibilities for all branches within his region. Certain administrative and marketing functions may be centralized for multiple branches in a given city or region. Dynamex believes that the strong operational background of its senior management is important to building brand identity throughout the United States while simultaneously overseeing and encouraging individual managers to be successful in their local markets.

     Same-Day On-Demand Delivery. Most branches have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. Certain of the Company's larger clients can access such software through electronic data interface to enter dispatch requirements, page specific drivers, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company's computers, through pagers or by radio.

     Same-Day Scheduled Distribution. A dispatcher coordinates and assigns scheduled deliveries to the drivers and manages the delivery flow. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company's warehouse or at a third party facility such as the airport.

     Outsourcing Services. The largest component of the Company's outsourcing services is its fleet management. Fleet management services are coordinated by the Company's logistics specialists who have experience in designing, implementing and managing integrated networks for transportation services. Based upon the specialist's analysis of a customer's fleet and distribution requirements, the Company develops a plan to optimize fleet configuration and route design. The Company provides the vehicles and drivers necessary to implement the fleet management plan. Such vehicles and drivers are generally dedicated to a particular customer and may display the customer's name and logo on its vehicles. The Company can supplement these dedicated vehicles and drivers with its on-demand capability as necessary.

     Prices for the Company's services are determined at the branch level based on the distance, weight and time-sensitivity of a particular delivery. The Company generally enters into customer contracts for scheduled distribution, and fleet and facilities management, which are generally terminable by such customer upon notice generally ranging from 30 to 90 days. The Company does not typically enter into contracts with its customers for on-demand delivery services.

     Substantially all of the Dynamex drivers are owner-operators who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as compensation. Management believes that this creates a higher degree of responsiveness on the part of its drivers as well as significantly lowering the capital required to operate the business and reducing the Company's fixed costs. The Company owns approximately 50 vehicles, primarily light trucks and automobiles, with ages ranging from one to 15 years, and an average age of five years. These vehicles are used by certain Company employees for delivery services or are leased to owner-operators.

SALES AND MARKETING

     The Company markets its services through a sales force comprised of national and local sales representatives. The Company's national sales force, comprised of approximately 10 persons, includes product specialists dedicated to specific services, such as fleet management. Additionally, some of these specialists have developed expertise in servicing certain industries such as banks and telecommunications companies. As part of its overall marketing plan, the Company has been increasing the number of national product and industry specialists and intends to continue to do so in the future. Approximately 75 local employee sales representatives target business opportunities from the branch offices and approximately 25 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company's sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company's national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.

     The Company's local sales representatives make regular calls on existing and potential customers to identify such customers' delivery and logistics needs. The Company's national product and industry specialists augment the local marketing efforts and seek new applications of the Company's primary services in an effort to expand the demand for such services. Customer service representatives on the local and national levels regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns. The Company maintains a database of its customers' service utilization patterns and satisfaction level. This database is used by the Company's specialized sales force to analyze opportunities and conduct performance audits.

     Fostering strategic alliances with customers who offer services that complement those of the Company is an important component of the Company's marketing strategy. For example, under an agreement with Purolator, the Company serves as Purolator's exclusive provider of same-day courier services, which services are then marketed by Purolator to its customers. The Company also provides Purolator with local and inter-city same-day ground courier service for misdirected Purolator shipments. Purolator, in turn, serves as the Company's exclusive provider of overnight delivery services which services are marketed by the Company to its customers. Purolator reports that it is the largest overnight courier in Canada with approximately 9,000 employees who handle approximately 300,000 packages daily.

CUSTOMERS

     The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to seventy pounds to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that for the fiscal year ended July 31, 1998, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the

Company's customers are located in Canada. For the fiscal years ended July 31, 1998, 1997 and 1996, approximately 36.6%, 52.1% and 72.8% of the Company's revenues, respectively, were generated in Canada. See Note 10 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign sales.

COMPETITION

     The market for the Company's same-day delivery and logistics services has been and is expected to remain highly competitive. The Company believes that the principal competitive factors in the markets in which it competes are reliability, quality, breadth of service and price.

     Most of the Company's competitors in the same-day intra-city delivery market are privately held companies that operate in only one location, with no one competitor dominating the market. However, there is a trend toward industry consolidation and companies with greater financial and other resources than the Company that may not currently operate in the delivery and logistics business may enter the industry to capitalize on such trend. Price competition for basic delivery services is particularly intense.

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

     The Company competes for acquisition candidates with other companies in the industry and companies that may not currently operate in the industry but may acquire and consolidate local courier businesses. Management believes that its operating experience and its strategy to fully integrate each acquired company by adding its core services and introducing national and multi-city marketing will allow it to remain competitive in the acquisition market.

     The Company's principal competitors for drivers are other delivery companies within each market area. Management believes that its method of driver compensation, which is based on a percentage of the delivery charge, is attractive to drivers and helps the Company to recruit and retain drivers.

RECENT ACQUISITIONS

     Commencing with the IPO in August 1996 and continuing through September 1998, the Company acquired the following same-day delivery businesses (collectively the "Acquisitions"):

                                                                           EFFECTIVE DATE
                 COMPANY                    METROPOLITAN AREAS SERVED      OF ACQUISITION
                 -------                    -------------------------      --------------
Action Delivery(1)                          Halifax, Nova Scotia         August 16, 1996
Seidel Delivery(1)                          Columbus, Ohio               August 16, 1996
Seko/Metro(1)                               Chicago, Illinois            August 16, 1996
Southbank(1)                                New York, New York           August 16, 1996
Zipper(1)                                   Winnipeg, Manitoba           August 16, 1996
Express It, Inc.(2)                         New York, New York           October 1, 1996
Dollar Courier(2)                           San Diego, California        October 18, 1996
Winged Foot Couriers, Inc.(2)               New York, New York           December 1, 1996
Boogey Transportation Limited(2)            Saskatoon, Saskatchewan      December 1, 1996
One Hour Delivery Services, Inc.(2)         Dallas, Texas                January 1, 1997
Priority Parcel Express, Inc.(2)            Dallas, Texas                January 1, 1997
Max America Holdings, Inc.(2)               Dallas, Texas                January 1, 1997
Eagle Couriers, Inc.(2)                     Richmond, Virginia           February 1, 1997
One Hour Courier Service, Inc.(2)           Kansas City, Missouri        March 1, 1997
Regina Mail Marketing, Inc.(2)              Regina, Saskatchewan         April 28, 1997
Road Runner Transportation, Inc.(2)         Minneapolis/St. Paul, MN     May 16, 1997
Central Delivery Service of Washington,     Hartford, Connecticut        August 16, 1997
  Inc. (2 branches only)(3)                 Boston, Massachusetts
Road Management Systems, Inc. and certain   Atlanta, Georgia             September 26, 1997
  related companies(3)
Nydex Companies(3)                          New York, New York           October 1, 1997
Backstreet Couriers, Inc. and a related     Memphis, Tennessee           March 1, 1998
  company(3)
U.S.C. Management Systems, Inc.(3)          New York, New York           March 23, 1998
Colorado Courier and Distribution, Inc.(3)  Denver, Colorado             March 31, 1998
Alpine Enterprises Ltd.(3)                  Winnipeg, Manitoba           March 31, 1998
Rush Delivery Service(3)                    Kansas City, Missouri        April 30, 1998
Cannonball, Inc.(3)                         Chicago, Illinois            May 3, 1998
Facilities Management & Consulting Inc.(4)  Chicago, Illinois            August 4, 1998
Dash Courier(4)                             Washington, D.C.             August 17, 1998

---------------
(1) Collectively the "IPO Acquisitions."

(2) Collectively the "Fiscal 1997 Acquisitions."

(3) Collectively the "Fiscal 1998 Acquisitions."

(4) Collectively the "Recent Acquisitions."

     The aggregate consideration paid by the Company for the Acquisitions included cash paid of approximately $70.8 million and the issuance by the Company of approximately $700,000 in promissory notes and approximately 1,379,000 shares of common stock. In addition, in certain instances, the Company may pay additional cash consideration if such acquired businesses obtain certain performance goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consideration paid by the Company for the Acquisitions was determined through arms-length negotiations among the Company and the representatives of the owners of these acquired companies. The factors considered by the parties in determining the purchase price include, among other things, the historical operating results and the future prospects of the acquired companies.

     Each of the Acquisitions has been accounted for using the purchase method of accounting. Accordingly, each acquired company is included in the Company's consolidated results of operations from the date of its respective acquisition. The Company is currently integrating recently acquired businesses into the Company's operations. Each acquired company has been assigned to the appropriate regional division of the Company. Generally, an existing manager of each acquired company has agreed to continue to manage such operation after the consummation of the respective acquisition. Management is training the staff of the acquired companies so that each branch will be able to provide and market the full range of Company services. As soon as practicable and where appropriate, the Company will assimilate each acquired company's accounting, payroll and cash management functions, standardize its insurance coverage and employee benefits and supplement or replace the use of the acquired company's tradename with "Dynamex."

     On September 23, 1998, the Company announced that it had entered into a definitive agreement to acquire Q International Courier, Inc. ("Quick"), the parent company of Quick International Courier. Quick is a leading provider of time critical domestic and international air courier and mail distribution services. It is a privately owned company, headquartered in New York, and has 470 associates and 12 offices in the United States, and over 5,000 agents worldwide. Terms of the agreement call for the Company to pay $51.0 million in cash and issue 1.5 million shares of its common stock in exchange for all of the capital stock of Quick. Dynamex will also assume $12.0 million in debt of Quick. In addition to the above, Dynamex will be required to pay up to an additional $4.5 million in cash should its common stock not trade at $12.00 or above for any 60 days during the two-year period ending September 23, 2000.

REGULATION

     The Company's business and operations are subject to various federal (U.S. and Canadian), state, provincial and local regulations and, in many instances, require permits and licenses from state authorities. The Company holds nationwide general commodities authority from the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an inter-state basis within the contiguous 48 states. Where required, the Company holds statewide general commodities authority. The Company holds permanent extra-provincial (and where required, intra-provincial) operating authority in all Canadian provinces where the Company does business.

     In connection with the operation of certain motor vehicles, the handling of hazardous materials in its courier operations and other safety matters, including insurance requirements, the Company is subject to regulation by the United States Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the Occupational Health and Safety Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work, driver logbooks and workers' compensation. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company's operating permits.

SAFETY

     From time to time, the Company's drivers are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $15.0 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records. In addition, where required by applicable law, the Company requires prospective drivers to take a physical examination and to pass a drug test. Branch managers are responsible for training drivers on any additional safety requirements as dictated by customer specifications.

INTELLECTUAL PROPERTY

     The Company has registered "DYNAMEX" and "DYNAMEX EXPRESS" as federal trademarks in the Canadian Intellectual Office and has filed applications in the U.S. Patents and Trademark's office for federal trademark registration of such names. No assurance can be given that any such registration will be granted in the U.S. or that if granted, such registration will be effective to prevent others from using the trademark concurrently or preventing the Company from using the trademark in certain locations.

EMPLOYEES

     At October 16, 1998, the Company had approximately 2,750 employees, of whom approximately 1,600 were employed primarily in various management, supervisory, administrative, and other corporate positions and approximately 1,150 were employed as drivers and messengers. Additionally at October 16, 1998, the Company had contracts with approximately 3,600 independent owner-operator drivers. Management believes that the Company's relationship with such employees and independent owner-operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

     Of the approximately 4,750 drivers and messengers used by the Company as of October 16, 1998, approximately 1,700 are located in Canada and approximately 3,050 are located in the U.S. Approximately 65% of the drivers and messengers located in Canada are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. Unions represent none of the Company's U.S. employees, drivers or messengers.

RISK FACTORS

     In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

  Acquisition Strategy; Possible Need for Additional Financing

     In order to expand its network of facilities, the Company plans to acquire local delivery businesses in new geographic regions as well as in the metropolitan areas in which the Company currently operates. Due to ongoing consolidation within the same-day delivery and logistics industry, there is significant competition in acquiring such businesses. There can be no assurance that the Company will be able to acquire or profitably manage additional companies or successfully integrate such additional companies into the Company's existing operations. In addition, there can be no assurance that businesses acquired in the future either will be beneficial to the successful implementation of the Company's overall strategy or will ultimately produce returns that justify the investment therein, or that the Company will be successful in achieving meaningful economies of scale through the acquisition thereof. See "Business -- Business Strategy" and "-- Recent Acquisitions."

     The Company's acquisition strategy may require the Company to incur additional debt in the future, may result in potentially dilutive issuances of securities and may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company must obtain the consent of its primary lenders to consummate any acquisition for which the purchase price exceeds $10.0 million and for any acquisition consummated in any rolling twelve month period commencing after May 1998 in which the aggregate acquisition consideration paid during such period exceeds $20.0 million. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to implement successfully its acquisition strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Limited Combined Operating History

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

  Highly Competitive Industry

     The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry and there is a recent trend toward consolidation. Other companies in the industry compete with the Company not only for provision of services but also for acquisition candidates and qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future to capitalize on the consolidation trend. See "Business -- Competition."

  Claims Exposure

     As of October 16, 1998, the Company utilized the services of approximately 4,750 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $15.0 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

  Certain Tax Matters Related to Drivers

     Substantially all of the Company's drivers own their own vehicles and as of October 16, 1998, approximately 92% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

     In addition to the drivers that are independent contractors, certain of the Company's drivers are employed by the Company and own and operate their own vehicles during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment related taxes on such amounts, and may also be required to pay penalties, which could have an adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

  Foreign Exchange

     Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The conversion rate between the U.S. dollar and the Canadian dollar has declined significantly during the fiscal year of 1998 as compared to the fiscal year of 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of Notes to Consolidated Financial Statements.

  Permits and Licensing

     Although recent legislation has significantly deregulated certain aspects of the transportation industry, the Company's delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations. Furthermore, delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain such approvals, could impede the implementation of the Company's acquisition program. See "Business -- Regulation."

  Dependence on Key Personnel

     The Company's success is largely dependent on the skills, experience and performance of certain key members of its management, including Richard K. McClelland, the Company's Chairman of the Board, President and Chief Executive Officer. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has entered into an employment contract with Mr. McClelland. See Item 11. The Company's future success and plans for growth also depend on its ability to attract, train and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.

  Risks Associated with the Local Delivery Industry; General Economic Conditions

     The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry, including extreme weather conditions, economic factors affecting the Company's significant customers and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company's services.

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

  Dependence on Availability of Qualified Courier Personnel

     The Company is dependent upon its ability to attract, train and retain, as employees or through independent contractor or other arrangements, qualified courier personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate, train and upgrade its pool of available couriers to keep pace with demands for delivery services. There can be no assurance that qualified courier personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified courier personnel would have a material adverse impact on the Company's business, financial condition and results of operations.

  Volatility of Stock Price

     Prices for the Company's common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the Company and general economic and market conditions. Variations in the Company's operating results, general trends in the industry and other factors could cause the market price of the common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the common stock could be affected by such fluctuations.

ITEM 2. PROPERTIES

     The Company leases facilities in 77 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

                                       NUMBER
                                         OF
             LOCATION                PROPERTIES
             --------                ----------
CANADA
Alberta                                   6
British Columbia                          6
Manitoba                                  4
Newfoundland                              1
Nova Scotia                               1
Ontario                                  10
Quebec                                    3
Saskatchewan                              3
                                         --
          Canadian Total                 34
                                         ==
U.S
Arizona                                   2
California                                3
Colorado                                  1
Connecticut                               1
District of Columbia                      1
Georgia                                   1
Illinois                                  3
Maryland                                  1
Massachusetts                             1
Minnesota                                 1
Missouri                                  2
New Jersey                                1
New York                                  9
North Carolina                            1
Ohio                                      1
Pennsylvania                              2
Rhode Island                              1
Tennessee                                 1
Texas                                     6
Virginia                                  3
Washington                                1
                                         --
          U.S. Total                     43
                                         ==

     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 1998, 1997 and 1996 were approximately $3,482,000, $2,056,000 and $1,177,000, respectively. The Company's principal executive offices are located in Irving, Texas. See Note 8 of Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     In November 1998 the Company became aware of a potential class action claim by stockholders. At this time management is unable to determine the likely outcome of this matter or the amount of any potential liability related to the claim.

     Other than the above matter, there are no pending legal proceedings involving the Company other than routine litigation incidental to the Company's business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information -- The Company's common stock began trading over-the-counter on the NASDAQ National Market under the symbol "DYMX" on August 13, 1996. The following table summarized the high and low sale prices per share of common stock for the periods indicated, as reported on the NASDAQ National
Market:

                                                    HIGH        LOW
                                                   -------    -------
FISCAL 1997
First Quarter (from August 13, 1996)               $11.750    $ 8.000
Second Quarter                                      11.625      8.375
Third Quarter                                       13.125      5.750
Fourth Quarter                                       8.875      5.750
FISCAL 1998
First Quarter                                       11.000      6.500
Second Quarter                                      11.625      9.375
Third Quarter                                       13.625     10.813
Fourth Quarter                                      13.875     10.500

     Holders -- As of October 16, 1998, the approximate number of holders of record of common stock was 100.

     Dividends -- The Company has not declared or paid any cash dividends on its common stock since its inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any cash dividend in the foreseeable future. In addition, the company's Credit Agreement restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

     Recent Sales of Unregistered Securities -- In May 1998, the Company issued 39,960 shares of common stock to the owner of Cannonball, Inc. as partial consideration for the acquisition of such delivery company.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data for the three years ended July 31, 1998 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 1995 and 1994 have been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The selected financial data are qualified in the entirety, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                   YEARS ENDING JULY 31,
                                                   -----------------------------------------------------
                                                     1998        1997       1996       1995       1994
                                                   --------    --------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Sales                                            $207,746    $131,867    $71,812    $21,032    $ 7,023
  Cost of sales                                     139,317      87,193     50,018     14,336      5,212
                                                   --------    --------    -------    -------    -------
    Gross profit                                     68,429      44,674     21,794      6,696      1,811
  Selling, general and administrative expenses       51,997      33,318     17,545      7,225      2,397
  Depreciation and amortization                       6,679       3,424      1,542        690        322
                                                   --------    --------    -------    -------    -------
    Operating income (loss)                           9,753       7,932      2,707     (1,219)      (908)
  Interest expense                                    4,223       1,600      1,655        403        157
                                                   --------    --------    -------    -------    -------
  Income (loss) before taxes                          5,530       6,332      1,052     (1,622)    (1,065)
  Income taxes                                        2,152       2,485        176          3         --
                                                   --------    --------    -------    -------    -------
  Net income (loss), before extraordinary item     $  3,378    $  3,847    $   876    $(1,625)   $(1,065)
                                                   ========    ========    =======    =======    =======
  Net income (loss) per common share, before
    extraordinary item
    -- basic                                       $   0.43    $   0.58    $  0.34    $ (1.90)   $ (2.02)
                                                   ========    ========    =======    =======    =======
    -- assuming dilution                           $   0.42    $   0.56    $  0.23    $ (1.90)   $ (2.02)
                                                   ========    ========    =======    =======    =======
  Common shares outstanding                           7,937       6,670      2,543        855        528
  Adjusted common shares                              8,136       6,839      3,732        855        528
Other Data:
  Cash dividends declared per common share         $     --    $     --    $    --    $    --    $    --
                                                   ========    ========    =======    =======    =======
  Earnings (loss) before interest, taxes,
    depreciation and amortization (1)              $ 16,432    $ 11,356    $ 4,249    $  (529)   $  (586)
                                                   ========    ========    =======    =======    =======

                                                                          JULY 31,
                                                     ---------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                     --------    -------    -------    -------    ------
                                                                       (IN THOUSANDS)
Balance Sheet Data:
  Working capital                                    $ 18,027    $11,428    $ 4,086    $ 1,484    $  638
  Total assets                                        128,554     88,151     34,999     17,194     8,134
  Long-term debt, excluding current portion            36,287     32,388     20,036      5,924     1,999
  Stockholders' equity                                 74,942     41,100      6,158      4,650     3,389

---------------
(1) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. Cash flows provided by operating activities for the three years ended July 31, 1998 were $6,953, $4,926, and $2,380 respectively. Cash flows used in investing activities for the three years ended July 31, 1998 were $40,988, $31,896 and $13,192 respectively. Cash flows provided by financing activities for the three years ended July 31, 1998 were $34,070, $27,402 and $11,200 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors."

GENERAL

     In May 1995, the Company acquired Dynamex Express, the ground courier operations of Air Canada ("Dynamex Express"), which was led by Richard K. McClelland, the Company's Chief Executive Officer, and which had a national network of 20 locations across Canada. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless Incorporated and Mayne Nickless Canada Inc. (together, "Mayne Nickless") which had operations in eight U.S. cities and two Canadian cities. In August 1996, the Company completed the IPO Acquisitions and thereby acquired five same-day delivery businesses in three U.S. and two Canadian cities. Subsequent to the IPO and through July 31, 1997, the Company completed the Fiscal 1997 Acquisitions and thereby acquired an additional 11 same-day delivery businesses in six U.S. and two Canadian cities. Between August 1, 1997 and July 31, 1998, the Company completed the Fiscal 1998 Acquisitions, and thereby acquired nine same-day delivery businesses in eight U.S. cities and one Canadian city. Subsequent to July 31, 1998, the Company consummated the Recent Acquisitions, and thereby acquired two same-day delivery businesses in two U.S. cities. See "Business -- Recent Acquisitions." Each of these acquisitions has been accounted for using the purchase method of accounting. Accordingly, the Company's historical results of operations reflect the results of acquired operations from the date of acquisition. As a result of these various acquisitions, the historical operating results of the Company for the periods presented are not necessarily comparable.

     Sales consist primarily of charges to customers for individual delivery services and weekly or monthly charges for recurring services, such as fleet management. Sales are recognized when the service is performed. The yield (revenue per transaction) for a particular service is dependent upon a number of factors including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher yields.

     Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs and third party delivery charges, if any. Substantially all of the drivers used by the Company own their own vehicles, and approximately 92% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company's driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

     Selling, general and administrative expenses include costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in selling, general and administrative expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

     Generally, the Company's on-demand services provide higher gross profit margins than do scheduled distribution or fleet management services because driver compensation for on-demand services is generally lower as a percentage of sales from such services. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company's margins are dependent in part on the mix of business for a particular period.

     As the Company has no significant investment in transportation equipment, depreciation and amortization expense primarily relates to depreciation of office, communication and computer equipment and the amortization of intangible assets acquired in the Company's various acquisitions, each of which has been accounted for using the purchase method of accounting. The Company expects to continue to make acquisitions and anticipates that such acquisitions will be accounted for using the purchase method of accounting. As a consequence, it is likely that in the future the Company will incur additional expense from amortization of acquired intangible assets, including goodwill.

     A significant portion of the Company's revenues is generated in Canada. For the fiscal years ended July 31, 1998, 1997 and 1996, approximately 36.6%, 52.1%, and 72.8%, respectively, of the Company's revenues were generated in Canada. The decrease in the proportion of revenues generated in Canada is attributable to the high proportion of U.S. businesses acquired in the Acquisitions. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company's operations in the U.S. and in Canada is very similar. Consequently, when expressed as a percentage of U.S. or Canadian sales, as appropriate, the operating profit generated in each such country (before deduction of corporate costs) is not materially different.

     In July 1998 the Company sold its Canadian Strategic Stocking business for cash of approximately $670,000 and a note in the amount of $670,000. The note is payable in installments of $134,000 on January 31, 1999; $100,000 on July 31, 1999; and $436,000 contingently payable from 10% of the annual revenues in excess of a specified base level over a five year period from the business sold. In connection with the sale, the Company entered into a services agreement with the purchaser whereby the Company will provide transportation, warehouse and inventory management and related services over a five year period. In addition the Company has agreed to reimburse the purchaser, during the term of the services agreement, for certain promotional and employee-related compensation related to the business and the services provided by the Company. These costs are estimated to amount to approximately $150,000 annually. The cash and noncontingent portion of the note in excess of the basis of the net assets of the Canadian Strategic Stocking business, received upon closing the transaction which amounts to approximately $900,000, has been deferred at July 31, 1998. This deferred revenue will be recognized over future periods as services are provided under the services agreement.

     The conversion rate between the U.S. dollar and Canadian dollar has declined significantly during the fiscal year ending July 31, 1998 as compared to the fiscal year ended July 31, 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues. The effect of this decline on the Company's net income for the fiscal year ended July 31, 1998 has not been material, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items from the Company's consolidated statement of operations, expressed as a percentage of sales:

                                                     YEARS ENDING JULY 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
Sales                                               100.0%    100.0%    100.0%
Cost of sales                                        67.1%     66.1%     69.7%
                                                   ------    ------    ------
  Gross profit                                       32.9%     33.9%     30.3%
Selling, general and administrative expenses         25.0%     25.3%     24.4%
Depreciation and amortization                         3.2%      2.6%      2.1%
                                                   ------    ------    ------
  Operating income                                    4.7%      6.0%      3.8%
Interest expense                                      2.0%      1.2%      2.3%
                                                   ------    ------    ------
  Income before taxes                                 2.7%      4.8%      1.5%
                                                   ======    ======    ======

 Fourth Quarter Adjustments

     In the fourth quarter of the fiscal year ended July 31, 1998, the Company recorded certain unusual and year-end adjustments. These items related primarily to i) settlements of employment agreements with former owners of businesses acquired in the aggregate amount of approximately $490,000 and ii) write-off of certain assets deemed to be uncollectable or unrealizable and adjustment of certain differences in account reconciliations in the aggregate amount of approximately $1,600,000. The adjustments related to these expenses resulted in a reduction in income before taxes of approximately $2,100,000. Of these adjustments, approximately $450,000 (approximately $300,000 after tax) relates to the three months ended April 30, 1998. Accordingly, the Company will file an amended Form 10-Q to restate its results of operations for the third quarter of the fiscal year ended July 31, 1998.

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

     Sales for the year ended July 31, 1998 increased $75.9 million, or 57.5%, to $207.7 million from $131.9 million for the year ended July 31, 1997 primarily due to the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the year ended July 31, 1998 were approximately $2.7 million less than would have been reported for such period had the conversion rate been the same as in the year ended July 31, 1997.

     Cost of sales for the year ended July 31, 1998 increased $52.1 million, or 59.8%, to $139.3 million from $87.2 million for the year ended July 31, 1997, primarily due to the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions. As a percentage of sales, such costs increased to 67.1% from 66.1%. This increase reflects the generally lower gross profit associated with certain services, specifically outsourcing or fleet management services and scheduled distribution services. Due in part to the Company's acquisition of the Nydex Companies in October 1997, these lower gross margin services comprised an increased proportion of the Company's business in the year ended July 31, 1998 relative to the year ended July 31, 1997.

     Selling, general and administrative expenses for the year ended July 31, 1998 increased $18.7 million, or 56.1%, to $52.0 million from $33.3 million for the year ended July 31, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses decreased to 25.0% from 25.3% which reflects the spreading of certain fixed costs over a larger revenue base, as well as the generally lower administrative costs required for outsourcing and scheduled distribution services. Selling, general and administrative expenses for the year ended July 31, 1998 include approximately $0.5 million in payments to former owners of acquired businesses pursuant to settlement of employment agreements. In addition, selling, general and administrative expenses for the year ended July 31, 1998 include charges of approximately $1.6 million related to the write-off of certain assets deemed to be uncollectible or unrealizable and adjustment of certain differences in account reconciliations.

     Depreciation and amortization for the year ended July 31, 1998 increased $3.3 million, or 95.1%, to $6.7 million from $3.4 million in the year ended July 31, 1997 and, as a percentage of sales, increased to 3.2% from 2.6%. These increases primarily resulted from depreciation and amortization of assets acquired in the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions.

     Interest expense for the year ended July 31, 1998 increased $2.6 million, or 163.9%, to $4.2 million from $1.6 million for the year ended July 31, 1997 primarily as a result of the additional borrowings required to finance the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions.

FISCAL YEAR ENDED JULY 31, 1997 COMPARED TO FISCAL YEAR ENDED JULY 31, 1996

     The fiscal year ended July 31, 1997 includes the results of the operations acquired from Mayne Nickless for the entire period as compared to the fiscal year ended July 31, 1996 which includes such results only from December 29, 1995, the date of the Mayne Nickless acquisition. The results of the IPO Acquisitions are included from August 16, 1996, the date such acquisitions were completed. The operating results related to each of the Fiscal 1997 Acquisitions are included from the date each such acquisition was completed. See "Business -- Recent Acquisitions."

     Sales for the fiscal year ended July 31, 1997 increased $60.1 million, or 83.6%, to $131.9 million from $71.8 million for the fiscal year ended July 31, 1996. This increase resulted from the full year effect of the Mayne Nickless operations, the IPO Acquisitions and the effect of the Fiscal 1997 Acquisitions as well as increased sales from existing operations. The increase in sales from existing operations was in spite of a decline of approximately $1.6 million in sales from certain unprofitable businesses in Western Canada and Arizona which were terminated at the Company's election during the fiscal year ended July 31, 1996.

     Cost of sales for the fiscal year ended July 31, 1997 increased $37.2 million, or 74.3%, to $87.2 million from $50.0 million for the fiscal year ended July 31, 1996. This increase was a direct result of the increased sales in fiscal 1997 as discussed above. As a percent of sales, such costs decreased to 66.1% for the fiscal year ended July 31, 1997 as compared to 69.7% for the previous year. This decline and the corresponding increase in gross profit margin resulted from a higher proportion of on-demand services (which have a higher gross profit margin) provided by the businesses acquired. In addition, the termination of certain unprofitable business as discussed above resulted in a higher overall gross profit.

     Selling, general and administrative expenses for the fiscal year ended July 31, 1997 increased $15.8 million, or 89.9%, to $33.3 million from $17.5 million for the fiscal year ended July 31, 1996. As a percent of sales, such costs increased to 25.3% for the fiscal year ended July 31, 1997 from 24.4% for the fiscal year ended July 31, 1996. The increase in absolute costs related primarily to the acquired operations (including the increased on-demand services provided thereby), as well as corporate general and administrative costs related to the Company's new status as a public company.

     Depreciation and amortization expense for the fiscal year ended July 31, 1997 increased $1.9 million, or 122.1%, to $3.4 million from $1.5 million for the fiscal year ended July 31, 1996. This increase related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill, associated with the Mayne Nickless operations, the IPO Acquisitions and the Fiscal 1997 Acquisitions.

     Interest expense for the fiscal year ended July 31, 1997 decreased $55,000, or 3.3%, to $1.6 million from $1.7 million for the fiscal year ended July 31, 1996. The decrease resulted primarily from lower average borrowings and, to a lesser extent, lower average interest rates during the fiscal year ended July 31, 1997. In August 1996, the Company retired approximately $13.6 million of outstanding debt with from the proceeds of its IPO. During the fiscal year ended July 31, 1997, the Company borrowed additional amounts under the Company's revolving credit facility (the "Credit Facility") to fund the cash portion of the purchase price of certain of the Fiscal 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's capital needs arise primarily from its acquisition program and, to a lesser extent, its capital expenditures and working capital needs. During the fiscal year ended July 31, 1997, the Company completed 16 acquisitions for aggregate consideration of approximately $42.7 million. Of this aggregate consideration, approximately $10.6 million was paid by the issuance of approximately 1,265,000 shares of the Company's common stock to the sellers of the acquired businesses, approximately $700,000 was paid with promissory notes issued by the Company to the sellers and approximately $31.3 million was paid in cash. In August 1996, the Company completed its IPO and received net proceeds of approximately $21.4 million. Of these proceeds, $7.0 million was utilized to pay the cash portion of the consideration for the IPO Acquisitions and the balance of $14.4 million was used to retire outstanding debt. The balance of the cash consideration paid for the acquisitions completed during the fiscal year ended July 31, 1997 was provided by cash flow from operations and proceeds from the Credit Facility.

     During the year ended July 31, 1998, the Company completed nine acquisitions for aggregate consideration of approximately $38.8 million, consisting of $37.7 million in cash and the issuance of approximately 114,000 shares of common stock. The cash portion of the consideration for the acquisitions consummated after July 31, 1997 was provided by borrowings under the Credit Facility.

     In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. The estimated maximum amount of additional consideration payable, if all performance goals are met, is approximately $20.1 million, of which $19.2 million is payable in cash and $900,000 is payable in shares of the Company's common stock (valued at the time such stock is to be issued). These payments of additional consideration are to be made on specified dates through October 2000, and generally commence at the end of the twelve-month period following the completion of the relevant acquisition. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the Credit Facility. Of the amounts above, the Company paid $6.5 million in September 1998 to the former owners of Road Runner Transportation, Inc.

     In May 1998, the Company completed a follow-on offering of 2.5 million shares of common stock. Net proceeds to the Company, after deducting underwriters discount and offering costs, amounted to approximately $29.8 million, all of which was used to reduce amounts outstanding under the Credit Facility. In conjunction with the follow-on offering, the Company amended the Credit Facility to provide for total borrowings of up to $115.0 million, of which $35.5 million was outstanding as of July 31, 1998. Any amounts outstanding under the Credit Facility are due May 1, 2001. Interest under the facility is payable quarterly at the prime rate, or certain other interest rate elections based on LIBOR plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin can vary from quarter to quarter based on the ratio of the Company's funded debt to cash flow, each as defined in the Credit Facility. At July 31, 1998, the weighted average interest rate for all outstanding borrowings was approximately 7.23%. See Note 7 of Notes to Consolidated Financial Statements.

     During the fiscal year ended July 31, 1998 and the year ended July 31, 1997, the Company spent approximately $3.3 million and $565,000, respectively, on capital expenditures, which expenditures related primarily to improvements in facilities and technology to support the Company's expanding operations. Management expects the amount of capital expenditures for these purposes in future years to be comparable to the expenditures made in the year ended July 31, 1998, subject to increases as its operations continue to expand, and that such amount will remain relatively minor compared to the capital requirements of the Company's acquisition program. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. The Company's expansion of its national marketing program consists primarily of increased hiring and salary expenditures related to additional product specialists. These marketing expenditures have not, nor does management expect that in the future they will have, a significant impact on the Company's liquidity. See "Business -- Sales and Marketing."

     The Company's cash flow provided by operations for the fiscal year ended July 31, 1998 and 1997 were approximately $7.0 million and $4.9 million respectively, consequently, increases in working capital during such period were completely financed by internally generated cash flow.

     The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $15.0 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9.0 million of outstanding debt. These hedging arrangements mature on August 31, 2000. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition. See Note 7 of Notes to Consolidated Financial Statements and "Risk Factors -- Acquisition Strategy; Possible Need for Additional Financing."

     For the fiscal year ended July 31, 1997, the Company's EBITDA increased to approximately $11.4 million from approximately $4.2 million for the fiscal year ended July 31, 1996. For the year ended July 31, 1998, the Company's EBITDA increased to $16.4 million from $11.4 million for the year ended July 31, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of July 31, 1997 increased to approximately $11.4 million from approximately $4.1 million as of July 31, 1996 and the Company's working capital as of July 31, 1998 increased to approximately $18.0 million. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved cash flow in the Company's existing operations.

     Management expects that its capital requirements, other than in connection with acquisitions, will generally be met from internally generated cash flow. Management expects to continue to meet the capital requirements of its acquisition program from the following sources: (i) internally generated cash flow, (ii) proceeds from borrowings under the Credit Facility, (iii) the issuance of its common stock to the sellers of acquired businesses and (iv) other sources of capital. However, the portion of future acquisition costs, which will be funded with common stock, is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock. The Company's access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital.

     The extent to which these existing sources of capital will be adequate to fund the Company's acquisition program is dependent upon the number of economically and strategically attractive acquisitions available to the Company, the size of the acquisitions and the amount of internally generated cash flow. Should these factors be such that currently available capital resources are inadequate, the Company may seek additional sources of capital. Such sources could include additional bank borrowings or the issuance of debt or equity securities. Should these additional sources of capital not be available or be available only on terms that the Company does not find attractive, the Company may be forced to reduce its acquisition activity. This in turn could negatively affect the Company's ability to implement its business strategy in the manner, or in the time frame, anticipated by management.

YEAR 2000 COMPLIANCE

     Currently, there is significant uncertainty among software users regarding the impact of the year 2000 on installed software. To address this issue, the Company has formed a year 2000 compliance team to determine the Company's readiness and to prepare for the year 2000. The Company has determined the following phases for the year 2000 project, the percentage completed of each phase and the anticipated completion date for any phases not complete.

                                                                         ANTICIPATED
    PHASE          BRIEF DESCRIPTION OF PHASE     PERCENT COMPLETE     COMPLETION DATE
    -----          --------------------------     ----------------    -----------------
Awareness         Generate awareness of year            100%
                  2000 problem throughout the
                  organization.
Inventory         Create a list of all                  100%
                  relevant items to be
                  included in the project.
Assessment        Prioritize the inventory and          100%
                  determine the scope of the
                  remediation and testing
                  effort.
Conversion        Make all necessary changes             90%          November 15, 1998
                  to the inventory items to
                  attain compliance.
Testing           Verify through a structured            85%          December 1, 1998
                  testing process that all
                  inventory is compliant.
Implementation    Deploy the inventory items             80%          December 31, 1998
                  back into production after
                  testing is complete.

The Company anticipates spending approximately $450,000 to address the year 2000 problem in certain of the Company's databases, order entry software and certain telephone systems used in dispatch. As the testing and implementation phases near completion, the need to develop contingency plans for any unresolved issues will be considered.

INFLATION

     The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires the Company to report all changes in stockholders' accounts other than transactions directly with stockholders. Comprehensive income for the Company will include net income and unrealized foreign currency translation adjustments.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and supersedes SFAS No. 14. This standard defines what constitutes a segment and what must be disclosed. The Company is currently evaluating the disclosure impact of SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the disclosures of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of instruments. The Company is currently evaluating the impact of SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN EXCHANGE EXPOSURE

     Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future.

INTEREST RATE EXPOSURE

     The Company has entered into interest rate protection agreements on a portion of the borrowing under its revolving credit facility. Through an interest rate swap, the interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus applicable margin, has been placed on $9 million of outstanding debt. Both of these hedging agreements have three-year terms and expire on August 31, 2000. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     Reference is made to the listing of page F-1 of all financial statements and schedule filed as a part of this report.

(a) (2) Financial Statement Schedules

     The information required by this item is included in the consolidated financial statements or is omitted because the schedules are not applicable to the Company.

(a) (3) Exhibits

     Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Dynamex Inc.,
                                          A Delaware corporation

                                          By: /s/ ROBERT P. CAPPS
                                            ------------------------------------
                                            Robert P. Capps, Executive Vice
                                              President

Dated: November 5, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons of the registrant and in the capacities indicated on November 5, 1998.

                        NAME                                                        TITLE
                        ----                                                        -----
/s/ RICHARD K. MCCLELLAND                                   Chairman of the Board, Chief Executive Officer,
-----------------------------------------------------       President and Director (Principal Executive Officer)
Richard K. McClelland

/s/ ROBERT P. CAPPS                                         Executive Vice President, Chief Financial Officer and
-----------------------------------------------------       Secretary (Principal Financial Officer)
Robert P. Capps

/s/ JOHN J. WELLIK                                          Vice President, Controller and Assistant Secretary
-----------------------------------------------------       (Principal Accounting Officer)
John J. Wellik

/s/ JAMES M. HOAK                                           Director
-----------------------------------------------------
James M. Hoak

/s/ WAYNE KERN                                              Director
-----------------------------------------------------
Wayne Kern

/s/ STEPHEN P. SMILEY                                       Director
-----------------------------------------------------
Stephen P. Smiley

/s/ BRIAN J. HUGHES                                         Director
-----------------------------------------------------
Brian J. Hughes

/s/ KENNETH H. BISHOP                                       Director
-----------------------------------------------------
Kenneth H. Bishop

/s/ E. T. WHALEN                                            Director
-----------------------------------------------------
E. T. Whalen

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

DYNAMEX INC. AND SUBSIDIARIES
     Independent Auditors' Report                             F-2
     Consolidated Balance Sheets, July 31, 1998 and 1997      F-3
     Consolidated Statements of Income for each of the years
       in the three-year period ended July 31, 1998           F-4
     Consolidated Statements of Stockholders' Equity for
       each of years in the three-year period ended July 31,
       1998                                                   F-5
     Consolidated Statements of Cash Flows for each of the
       years in the three-year period ended July 31, 1998     F-6
     Notes to the Consolidated Financial Statements           F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynamex Inc. and subsidiaries as of July 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
November 4, 1998

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1998 AND 1997
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                1998       1997
                                                              --------    -------
ASSETS
CURRENT
  Cash and cash equivalents                                   $  1,361    $ 1,326
  Accounts receivable (net of allowance for doubtful
     accounts of $967 and $616, respectively)                   27,171     20,867
  Prepaid and other current assets                               5,932      3,301
  Deferred income taxes                                            888        597
---------------------------------------------------------------------------------
          Total current assets                                  35,352     26,091
PROPERTY AND EQUIPMENT - net (Note 6)                            9,890      5,787
INTANGIBLES - net (Note 5)                                      81,955     54,036
DEFERRED INCOME TAXES (Note 9)                                     670        405
OTHER ASSETS                                                       687      1,832
---------------------------------------------------------------------------------
          Total assets                                        $128,554    $88,151
---------------------------------------------------------------------------------
LIABILITIES
CURRENT
  Accounts payable trade                                      $  2,813    $ 1,759
  Accrued liabilities
     Broker commissions                                          3,480      2,697
     Wages                                                       4,775      1,803
     Other (Note 4)                                              5,480      4,696
  Income taxes payable (Note 9)                                      -      2,968
  Current portion of long-term debt (Note 7)                       777        740
---------------------------------------------------------------------------------
          Total current liabilities                             17,325     14,663
LONG-TERM DEBT (Note 7)                                         36,287     32,388
---------------------------------------------------------------------------------
          Total liabilities                                     53,612     47,051
---------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock; $0.01 par value, 10,000 shares
     authorized; none outstanding                                    -          -
  Common stock; $0.01 par value, 50,000 shares authorized;
     10,069 and 7,338 shares outstanding, respectively             101         73
  Receivable from stockholder (Note 11)                           (204)         -
  Additional paid-in capital                                    72,307     40,967
  Retained earnings                                              3,628        250
  Unrealized foreign currency translation adjustment              (890)      (190)
---------------------------------------------------------------------------------
          Total stockholders' equity                            74,942     41,100
---------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $128,554    $88,151
---------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JULY 31, 1998, 1997 AND 1996
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                1998       1997      1996
                                                              --------   --------   -------
SALES                                                         $207,746   $131,867   $71,812
COST OF SALES                                                  139,317     87,193    50,018
-------------------------------------------------------------------------------------------
GROSS PROFIT                                                    68,429     44,674    21,794
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    51,997     33,318    17,545
DEPRECIATION AND AMORTIZATION                                    6,679      3,424     1,542
-------------------------------------------------------------------------------------------
OPERATING INCOME                                                 9,753      7,932     2,707
INTEREST EXPENSE                                                 4,223      1,600     1,655
-------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                              5,530      6,332     1,052
INCOME TAXES (Note 9)                                            2,152      2,485       176
-------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                 3,378      3,847       876
EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT (net of
  income tax benefit of $222) (Note 7)                               -        335         -
-------------------------------------------------------------------------------------------
NET INCOME                                                    $  3,378   $  3,512   $   876
-------------------------------------------------------------------------------------------
Earnings per common share - basic:
  Income before extraordinary item                            $   0.43   $   0.58   $  0.34
  Extraordinary loss                                                 -      (0.05)        -
-------------------------------------------------------------------------------------------
  Net income                                                  $   0.43   $   0.53   $  0.34
-------------------------------------------------------------------------------------------
Earnings per common share - assuming dilution:
  Income before extraordinary item                            $   0.42   $   0.56   $  0.23
  Extraordinary loss                                                 -      (0.05)        -
-------------------------------------------------------------------------------------------
  Net income                                                  $   0.42   $   0.51   $  0.23
-------------------------------------------------------------------------------------------
Weighted average shares:
  Common shares outstanding                                      7,937      6,670     2,543
  Adjusted common shares - assuming exercise of stock
     warrants and options                                        8,136      6,839     3,732
-------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              Receivable                   Additional
                                                                                 from                       Paid-in
                                                          Common Stock        Stockholder     Warrants      Capital
                                                        -----------------     -----------     --------     ----------
                                                        Shares     Amount
                                                        ------      ----
BALANCE AT JULY 31, 1995                                 2,543      $ 25         $   -        $      -      $ 8,756
  Sale of stock warrants                                     -         -             -             624            -
  Unrealized foreign currency translation
    adjustment                                               -         -             -               -            -
  Net income                                                 -         -             -               -            -
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1996                                 2,543        25             -             624        8,756
  Sale of common stock in connection with IPO            2,990        30             -               -       20,946
  Issuance of common stock in connection with IPO
    acquisitions                                           174         2             -               -        1,386
  Issuance of common stock on exercise of stock
    warrants                                               540         5             -            (624)         633
  Issuance of common stock in connection with
    acquisitions                                         1,091        11             -               -        9,246
  Unrealized foreign currency translation
    adjustment                                               -         -             -               -            -
  Net income                                                 -         -             -               -            -
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1997                                 7,338        73             -               -       40,967
  Sale of common stock in connection with
    follow-on offering                                   2,500        25             -               -       29,780
  Issuance of common stock in connection with
    acquisitions                                           114         1             -               -        1,133
  Issuance of common stock on exercise of stock
    options                                                117         2          (204)              -          427
  Unrealized foreign currency translation
    adjustment                                               -         -             -               -            -
  Net income                                                 -         -             -               -            -
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1998                                10,069      $101         $(204)       $      -      $72,307
---------------------------------------------------------------------------------------------------------------------

                                                                     Unrealized
                                                      Retained         Foreign
                                                      Earnings        Currency
                                                    (Accumulated     Translation
                                                      Deficit)       Adjustment       Total
                                                    ------------     -----------     -------
BALANCE AT JULY 31, 1995                              $(4,138)          $   7        $ 4,650
  Sale of stock warrants                                    -               -            624
  Unrealized foreign currency translation
    adjustment                                              -               8              8
  Net income                                              876               -            876
----------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1996                               (3,262)             15          6,158
  Sale of common stock in connection with IPO               -               -         20,976
  Issuance of common stock in connection with IPO
    acquisitions                                            -               -          1,388
  Issuance of common stock on exercise of stock
    warrants                                                -               -             14
  Issuance of common stock in connection with
    acquisitions                                            -               -          9,257
  Unrealized foreign currency translation
    adjustment                                              -            (205)          (205)
  Net income                                            3,512               -          3,512
-------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1997                                  250            (190)        41,100
  Sale of common stock in connection with
    follow-on offering                                      -               -         29,805
  Issuance of common stock in connection with
    acquisitions                                            -               -          1,134
  Issuance of common stock on exercise of stock
    options                                                 -               -            225
  Unrealized foreign currency translation
    adjustment                                              -            (700)          (700)
  Net income                                            3,378               -          3,378
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1998                              $ 3,628           $(890)       $74,942
---------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                1998        1997        1996
                                                              --------    --------    --------
OPERATING ACTIVITIES
  Net income                                                  $  3,378    $  3,512    $    876
  Adjustment to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                             6,679       3,424       1,542
       Extraordinary loss on early retirement of debt                -         557           -
       Deferred income taxes                                       (68)     (1,002)          -
  Changes in assets and liabilities:
     Accounts receivable                                          (776)     (3,879)       (627)
     Prepaids and other current assets                            (913)     (2,064)       (341)
     Accounts payable and accrued liabilities                   (1,347)      4,378         930
----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                      6,953       4,926       2,380
----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for acquisitions                                    (37,670)    (31,331)    (12,613)
  Purchase of property and equipment                            (3,318)       (565)       (579)
----------------------------------------------------------------------------------------------
  Net cash used in investing activities                        (40,988)    (31,896)    (13,192)
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Principal payments on long term debt                            (740)     (9,820)     (5,064)
  Net borrowings under line of credit                            3,899           -      (2,686)
  Proceeds from issuance of long term debt                          55      18,160      20,470
  Proceeds from issuance of stock warrants                           -           -         624
  Net proceeds from sale of common stock                        30,030      20,976           -
  Other assets and deferred financing fees                         826      (1,914)     (2,144)
----------------------------------------------------------------------------------------------
  Net cash provided by financing activities                     34,070      27,402      11,200
----------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                35         432         388
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,326         894         506
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $  1,361    $  1,326    $    894
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Cash paid for interest                                      $  3,557    $  1,261    $  1,114
  Cash paid for taxes                                            5,773         500         109
----------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities assumed and consideration
      paid for acquisitions were as follows:
          Fair value of net assets acquired                   $ 38,804    $ 42,676    $ 12,613
          Issuance of notes payable                                  -        (700)          -
          Issuance of common stock                              (1,134)    (10,645)          -
----------------------------------------------------------------------------------------------
                                                              $ 37,670    $ 31,331    $ 12,613
----------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Dynamex Inc. (formerly Parcelway Systems Holding Corp.) (the "Company") provides same-day delivery and logistics services in the U.S. and Canada. The Company's primary services are (i) same-day, on-demand delivery; (ii) scheduled distribution and (iii) fleet management. The Company intends to continue to expand its business through acquiring or developing businesses in additional areas of the U.S. and Canada and in areas of its existing operations.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dynamex Operations East Inc., Dynamex Operations West Inc., Dynamex Dedicated Fleet Services, Inc., Dynamex Canada Inc. (formerly Parcelway Courier Systems Canada Ltd.), Alpine Enterprises Ltd., Road Runner Transportation, Inc., New York Document Exchange Corp., Cannonball, Inc., and USC Management Systems, Inc. All significant intercompany balances and transactions are eliminated on consolidation.

     The accounts of Dynamex Canada Inc. have been translated into United States dollars under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Canadian dollar as the functional currency. Translation adjustments arising from the translation of Canada's financial statements into United States dollars are reported as a separate component of equity, net of tax.

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

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives or the term of the lease, whichever is shorter, as follows:

Equipment                                3-7 years
Furniture                                5 years
Vehicles                                 7-12 years
Other                                    4 years

     Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Intangibles are being amortized over periods from 5 to 25 years. The Company reviews the value assigned to intangibles to determine if they have been impaired by adverse conditions affecting the Company. Management is of the opinion that there has been no diminution in the values assigned. Covenants not-to-compete, trademarks and other identifiable intangibles are being amortized over their estimated effective lives, generally five years. Total amortization expense was $4,032,000, $2,325,000 and $944,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

     Other assets consist of financing fees incurred. These costs are being amortized on a straight-line basis, which approximates the interest method, over the term of the related financing, approximately three years.

     Revenue recognition - Revenue and direct expenses are recognized when services are rendered to customers.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Financial instruments - Carrying values of cash and cash equivalents, accounts receivable, accounts payable trade and current portion of long-term debt approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.

     The Company utilizes derivative financial instruments, including interest rate swaps and caps, to reduce interest rate fluctuation risk. Amounts paid or received by the Company under these agreements are recorded as an adjustment to interest expense as realized or over the term of the related instrument, as appropriate. Fair value of these instruments is determined based on estimated settlement costs using current interest rates. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. In the event that a derivative financial instrument were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the shorter of the remaining original contract life of the derivative financial instrument or the remaining term of the underlying hedged debt agreement.

     Stock-based compensation - In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows the Company to choose whether to account for stock-based compensation under the method prescribed in Accounting Principal Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and disclose the effects of using the fair value method described in SFAS No. 123 in the financial statements or use the fair value method described in SFAS No. 123. The Company has elected to continue to account for stock-based compensation under APB 25 and provide the required disclosure of SFAS 123.

     Earnings per share - Basic earnings per share is computed as the quotient of net income divided by the weighted average actual number of outstanding shares of common stock at the end of a year. Diluted earnings per share is computed as the quotient of net income divided by the number of outstanding shares of common stock as adjusted for common stock options. In accordance with SFAS No. 128, "Earnings Per Share," all periods presented in the financial statements have been restated to adopt to this earnings per share presentation. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

     Reclassifications - Certain amounts in the 1996 and 1997 consolidated financial statements, none of which have an effect on net income, have been reclassified to conform to the presentation in the 1998 consolidated financial statements.

     Stock split - On June 3, 1996, the Company declared a 4 for 1 stock split. The effect of such stock split has been retroactively reflected in the accompanying financial statements.

     New accounting pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires the Company to report all changes in stockholders' accounts other than transactions directly with stockholders. Comprehensive income for the Company will include net income and unrealized foreign currency translation adjustments.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) supersedes SFAS No. 14. This standard defines what constitutes a segment and what must be disclosed. The Company is currently evaluating the disclosure impact of SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the disclosures of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of instruments. The Company is currently evaluating the impact of SFAS No. 133.

2.   FOLLOW-ON PUBLIC OFFERING OF COMMON STOCK

     In May 1998, the Company completed a follow-on offering of 2,500,000 shares of common stock. Net proceeds to the Company, after deducting underwriters discount and offering costs, amounted to approximately $29.8 million, all of which was used to reduce amounts outstanding under the Credit Facility.

3.   ACQUISITIONS

     During the fiscal year ended July 31, 1998, the Company acquired nine same-day delivery businesses in eight U.S. cities and one Canadian city. The aggregate consideration for these acquisitions includes approximately $37.7 million in cash and the issuance of approximately 114,000 shares of common stock.

     During the period from September 1, 1996 to July 31, 1997, the Company acquired eleven same-day delivery businesses in six U.S. and two Canadian cities. The aggregate consideration for these acquisitions includes approximately $22.9 million in cash and the issuance by the Company of approximately $700,000 in promissory notes and approximately 1,091,000 shares of common stock.

     In August 1996, the Company acquired five same-day delivery businesses in three U.S. and two Canadian cities. The aggregate consideration for these acquisitions includes approximately $8.4 million in cash and the issuance of approximately 174,000 shares of common stock.

     In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The estimated maximum amount of additional consideration payable, if all performance goals are met, is approximately $20.1 million, of which $19.2 million is payable in cash and $900,000 is payable in shares of the Company's common stock. These payments of additional consideration, if required, are to be made on specified dates through October 2000, and generally commence at the end of the twelve-month period following the completion of the relevant acquisition. Of the amounts above, the Company paid $6.5 million in September 1998 to the former owners of Road Runner Transportation, Inc.

     Each of these acquisitions has been accounted for using the purchase method of accounting and the results of operations of these companies have been included in these financial statements from the date of acquisition. The following unaudited pro forma combined results of operations for the years ended July 31, 1998 and 1997, are presented as if the acquisitions had occurred on August 1, 1996.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   ACQUISITIONS (CONTINUED)

                                                                   Years ended July 31,
                                                                  ----------------------
                                                                    1998         1997
                                                                  ---------    ---------
                                                                  Pro Forma    Pro Forma
                                                                  ---------    ---------
                                                                       (Unaudited)
                                                                   (in thousands except
                                                                    per share amounts)
    Sales                                                         $230,838     $193,288
    ------------------------------------------------------------------------------------
    Income before extraordinary item                              $  4,639     $  4,538
    Net income                                                    $  4,639     $  4,203
    ------------------------------------------------------------------------------------
    Per share -- assuming dilution:
      Income before extraordinary item                            $   0.45     $   0.60
      Net income                                                  $   0.45     $   0.55
    ------------------------------------------------------------------------------------

     The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

     The Company has recorded the net assets acquired as shown below (in thousands):

                                                                       July 31,
                                                                  ------------------
                                                                   1998       1997
                                                                  -------    -------
    Accounts receivable                                           $ 5,872    $ 5,847
    Property and equipment                                          3,527      2,757
    Other assets                                                    1,021        381
    Intangibles                                                    31,951     38,498
    Liabilities assumed                                            (3,567)    (4,807)
    --------------------------------------------------------------------------------
    Net assets acquired                                           $38,804    $42,676
    --------------------------------------------------------------------------------

     For certain of the acquisitions completed during the fiscal year ended July 31, 1998, the allocation of the purchase consideration to net assets acquired is preliminary as of July 31, 1998 and will be finalized as additional information becomes available regarding the fair value of assets acquired and liabilities assumed.

     Consideration for these transactions consisted of the following (in thousands):

                                                                       July 31,
                                                                  ------------------
                                                                   1998       1997
                                                                  -------    -------
    Cash                                                          $37,670    $31,331
    Issuance of common stock                                        1,134     10,645
    Issuance of notes payable                                           -        700
    --------------------------------------------------------------------------------
    Total consideration                                           $38,804    $42,676
    --------------------------------------------------------------------------------

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   SALE OF ASSETS

     In July 1998 the Company sold its Canadian Strategic Stocking business for cash of approximately $670,000 and a note in the amount of $670,000. The note is payable in installments of $134,000 on January 31, 1999; $100,000 on July 31, 1999; and $436,000 contingently payable from 10% of the annual revenues in excess of a specified base level over a five year period from the business sold. In connection with the sale, the Company entered into a services agreement with the purchaser whereby the Company will provide transportation, warehouse and inventory management and related services over a five year period. In addition the Company has agreed to reimburse the purchaser, during the term of the services agreement, for certain promotional and employee-related compensation related to the business and the services provided by the Company. These costs are estimated to amount to approximately $150,000 annually. The cash and noncontingent portion of the note in excess of the basis of the net assets of the Canadian Strategic Stocking business, received upon closing the transaction which amounts to approximately $900,000, has been deferred and is included in accrued liabilities at July 31, 1998. This deferred revenue will be recognized over future periods as services are provided under the services agreement.

5.   INTANGIBLES

     Intangibles from the Company's various acquisitions consist of the following (in thousands):

                                                                      July 31,
                                                                  -----------------
                                                                   1998      1997
                                                                  -------   -------
    Goodwill                                                      $84,044   $52,422
    Identifiable intangibles                                        5,677     5,348
    -------------------------------------------------------------------------------
                                                                   89,721    57,770
    Less accumulated amortization                                  (7,766)   (3,734)
    -------------------------------------------------------------------------------
    Intangibles -- net                                            $81,955   $54,036
    -------------------------------------------------------------------------------

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                      July 31,
                                                                  ----------------
                                                                   1998      1997
                                                                  -------   ------
    Equipment                                                     $12,168   $7,625
    Furniture                                                       1,389    1,172
    Vehicles                                                        1,526    2,005
    Other                                                           3,009    1,838
    ------------------------------------------------------------------------------
                                                                   18,092   12,640
    Less accumulated deprecation                                   (8,202)  (6,853)
    ------------------------------------------------------------------------------
    Property and equipment -- net                                 $ 9,890   $5,787
    ------------------------------------------------------------------------------

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   LONG-TERM DEBT

                                                                      July 31,
                                                                  -----------------
                                                                   1998      1997
                                                                  -------   -------
    Bank credit agreement (a)                                     $35,520   $31,535
    Seller financing notes and other (b)                              455       844
    Capital lease obligations (Note 8)                              1,089       749
    -------------------------------------------------------------------------------
                                                                   37,064    33,128
    Less current portion                                             (777)     (740)
    -------------------------------------------------------------------------------
    Long-term debt                                                $36,287   $32,388
    -------------------------------------------------------------------------------

     a)  Bank Credit Agreement

     On May 5, 1998, the Company amended and restated its bank credit agreement. Under the terms of the restated agreement, the Company may borrow up to $115.0 million (formerly $75.0 million) on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable quarterly at prime, or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins range from 1.25% to 2.00% and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the Company is required to pay a commitment fee of 0.25% of any unused amounts of the total commitment. At July 31, 1998 the weighted average interest rate for then outstanding borrowings under the credit agreement was 7.23%.

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

     The Company has entered into interest rate protection agreements on a portion of the borrowings under the revolving credit facility. Through an interest rate swap, the interest rate on $15.0 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9.0 million of outstanding debt. Both of these hedging agreements have three-year terms and expire on August 31, 2000. The total cost of these agreements was approximately $65,000 and is being amortized to interest expense over the term of the agreements. The counter party to these agreements is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk of loss due to nonperformance by the counter party to these agreements is remote and, in any event, the amount of such loss would be immaterial to the Company's results of operations.

     At July 31, 1998, the Company had unpaid settlements of approximately $14,000 related to the interest rate swap. The fair value of this agreement at July 31, 1998 and 1997 was a liability of approximately $170,000 and $220,000, respectively.

     b)  Seller Financing Notes and Other

     In connection with various acquisitions (see Note 3) the Company issued various notes to the sellers of those businesses. These notes bear interest at varying rates based primarily on the prime interest rate.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   LONG-TERM DEBT (CONTINUED)
     c)  Junior Subordinated Debentures

     In connection with the acquisition of Mayne Nickless the Company issued $4,500,000 face value of Junior Subordinated Debentures "Debentures" to certain entities which were stockholders of the Company at the time. The Debentures were subordinated to all other debt for borrowed money and were recorded at their estimated fair value as of the date of issue of $3,876,000. Interest was payable semi-annually and accrued at 12% through December 28, 1996 and at 18% thereafter.

     The Debentures were redeemed in full on August 16, 1996 with a portion of the proceeds from the Company's initial public offering resulting in an extraordinary loss on redemption of $335,000 (net of income tax benefit of $222,000).

     Scheduled principal payments in each of the next five years and thereafter on long-term debt and capital lease obligations are as follows (in thousands):

1999                                                 $   777
2000                                                     367
2001                                                  35,737
2002                                                      69
2003                                                       8
Thereafter                                               106
------------------------------------------------------------
                                                     $37,064
------------------------------------------------------------

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under properties and non-cancelable lease agreements, which expire at various dates.

     At July 31, 1998, minimum annual lease payments for such leases are as follows (in thousands):

                                                                  Capital   Operating
                                                                  Leases     Leases
                                                                  -------   ---------
    1999                                                          $  533     $ 3,781
    2000                                                             288       3,134
    2001                                                             212       2,583
    2002                                                              92       1,812
    2003                                                              12         989
    THEREAFTER                                                       160          --
    ---------------------------------------------------------------------------------
                                                                   1,297     $12,299
    LESS AMOUNT REPRESENTING INTEREST                               (208)
    ---------------------------------------------------------------------
    NET PRESENT VALUE OF FUTURE MINIMUM LEASE PAYMENTS            $1,089
    ---------------------------------------------------------------------

     Rent expense related to the operating leases amounted to approximately $5,058,000, $2,987,000, and $1,711,000 for the years ended July 31, 1998,
     1997 and 1996, respectively.

     In November 1998 the Company became aware of a potential class action claim by stockholders. At this time management is unable to determine the likely outcome of this matter or the amount of any potential liability related to the claim.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
     In addition to the above matter, the Company becomes involved in various legal matters from time to time, which it considers to be in the ordinary course of business. While the Company is not currently able to determine the potential liability, if any, related to such matters, the Company believes none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position.

9.   INCOME TAXES

     The Company accounts for income taxes using the provisions of SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes.

     The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following (in thousands):

                                                                    Years ended July 31,
                                                                  ------------------------
                                                                   1998     1997     1996
                                                                  ------   ------   ------
    Canadian Federal and provincial tax rate                         44%      44%      45%
    United States federal rate                                       34%      34%      34%
    --------------------------------------------------------------------------------------
    Federal income tax based on U.S. statutory rate               $1,880   $1,964   $  358
    Add (deduct) the effect of:
      Canadian rate differential                                     382      323      133
      State income taxes -- net                                       35      436      (28)
      Release of valuation allowance                                (442)    (476)    (470)
      Non-deductible expenses and other -- net                       297      238      183
    --------------------------------------------------------------------------------------
                                                                  $2,152   $2,485   $  176
    --------------------------------------------------------------------------------------

     Income before income taxes consisted of the following (in thousands):

      Canada                                                      $3,826   $3,031   $1,224
      U.S.                                                         1,704    3,301     (173)
    --------------------------------------------------------------------------------------
                                                                  $5,530   $6,332   $1,052
    --------------------------------------------------------------------------------------

     Income tax expense consisted of the following (in thousands):

    Current tax expense:
      Canada                                                      $ 2,597   $ 1,471   $ --
      U.S.                                                         (1,075)    2,016     --
    --------------------------------------------------------------------------------------
              Total current tax expense                           $ 1,522   $ 3,487   $ --
    --------------------------------------------------------------------------------------
    Deferred tax expense (benefit):
      Canada                                                      $  (191)  $  (217)  $176
      U.S.                                                            821      (785)    --
    --------------------------------------------------------------------------------------
              Total deferred tax expense (benefit)                $   630   $(1,002)  $176
    --------------------------------------------------------------------------------------

     The Company has a net operating loss carryforward of approximately $222,000 expiring in the year 2009. This carryforward is available to offset future U.S. federal taxable income.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   INCOME TAXES (CONTINUED)
     Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components (in thousands):

                                                                     July 31,
                                                                  ---------------
                                                                   1998     1997
                                                                  ------   ------
    Deferred tax assets:
      Allowance for doubtful accounts                             $  297   $  206
      Fixed assets                                                    --      405
      Accrued vacation                                               117      112
      Accrued expenses and liabilities                               875      278
      Unrealized translation losses                                  699       --
      Other                                                          178        1
    -----------------------------------------------------------------------------
         Total deferred tax assets                                 2,166    1,002
    -----------------------------------------------------------------------------
    Deferred tax liabilities:
      Prepaid expenses                                              (401)      --
      Fixed assets                                                  (207)      --
    -----------------------------------------------------------------------------
         Total deferred tax liabilities                             (608)      --
    -----------------------------------------------------------------------------
         Net deferred tax asset                                   $1,558   $1,002
    -----------------------------------------------------------------------------

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and releases the allowance when it is determined that it is more likely than not that the benefits will be realized.

     In 1998, the company reduced the valuation allowance applied against the foreign tax credit carryforwards by $442,000 based upon application of tax planning strategies. There is no valuation allowance at July 31, 1998.

     The Company has recorded a net deferred tax asset, for basis differences related to a Canadian exchange rate differential in the amount of $699,000 at July 31, 1998. The tax effects of these basis differences are credited directly to the unrealized foreign currency translation adjustment.

     In connection with acquisitions of same-day delivery businesses, the Company recorded deferred tax assets and liabilities for differences between the assigned values and the tax bases of the assets acquired and liabilities assumed. Net deferred tax assets recorded in connection with such acquisitions were $263,000 and $226,000 for the years ended July 31, 1998 and 1997, respectively.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. FOREIGN OPERATIONS

     The Company conducts all of its operations in the United States and Canada. Amounts included in the consolidated financial statements applicable to Canada were as follows (in thousands):

                                                                   1998      1997      1996
                                                                  -------   -------   -------
    Years ended July 31:
      Revenues                                                    $76,122   $68,690   $52,249
      Operating income                                              4,873     4,019     2,055
    As of July 31:
      Identifiable assets                                          19,480    23,059    17,274

11. RELATED PARTY TRANSACTIONS

     A firm related to a member of the Company's board of directors has provided investment banking services to the Company. Amounts paid by the Company for such services during the years ended July 31, 1998, 1997 and 1996 amounted to $458,000, $367,000 and $235,000, respectively. The Company leases facilities from an officer and from a member of the Company's board of directors. During the years ended July 31, 1998, and 1997, the Company paid $256,000 and $178,000, respectively, in rent to these parties in aggregate.

     The Company has loaned to one of its officers $204,000 in connection with the exercise of certain stock options at the time of the follow-on public offering. The principal amount of this loan is due in eight quarterly installments of $25,500 plus accrued interest which accrues on the aggregate unpaid amount at the prime rate published by the Company's primary lenders.

12. STOCKHOLDERS' EQUITY

     On May 19, 1998, the Company completed a follow-on offering of 2,500,000 shares of common stock.

     On August 16, 1996, the Company completed an initial public offering of 2,600,000 shares of common stock. On September 10, 1996, the underwriters exercised their over-allotment option to purchase an additional 390,000 shares of common stock.

     On June 3, 1996, the Company restated its certificate of incorporation to increase the authorized capital stock to 50,000,000 shares of $0.01 par value common stock and to 10,000,000 shares of $0.01 par value preferred stock. The Company then effected a common stock split in the form of a dividend where it distributed three shares of common stock for every common share outstanding. The effect of the dividend was to increase the number of common shares outstanding from 635,865 to 2,543,460.

     On December 20, 1995, the Company restated its certificate of incorporation to change its name from Parcelway Systems Holding Corp. to Dynamex Inc. The certificate of incorporation was also restated to increase the authorized capital stock to 10,000,000 shares of $0.01 per value common stock and to 3,000,000 shares of $0.01 par value preferred stock.

       Rights Agreement

     In June 1996, the Board of Directors of the Company approved a Rights Agreement, which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock on May 31, 1996. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Series A

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12. STOCKHOLDERS' EQUITY (CONTINUED)
     Preferred Stock, at a price of $45.00 per one one-hundredth of a share of Series A Preferred Stock, subject to possible adjustment.

13. STOCK OPTION PLAN

     Effective June 5, 1996, the Company's stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Option Plan"). The Option Plan has been subsequently amended to increase the maximum aggregate amount of common stock with respect to which options may be granted is 1,000,000. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant option. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                    Years ended
                                                                      July 31,
                                                                  ----------------
                                                                   1998      1997
                                                                  ------    ------
    Net income (in thousands):
      As reported                                                 $3,378    $3,512
      Pro forma                                                    2,777     3,131
    Earnings per share -- assuming dilution:
      As reported                                                 $ 0.42    $ 0.51
      Pro forma                                                   $ 0.34    $ 0.46

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 respectively: dividend yield of 0% for both years; expected volatility of 66% and 64%; risk-free interest rate of 5.92% and 8.35%; and expected lives of an average of 10 years for both years. The weighted average fair value of options granted during 1998 and 1997 was $8.07 and $6.41, respectively.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13. STOCK OPTION PLAN (CONTINUED)
     Stock option activity during the periods indicated is as follows:

                                                                   Years ended July 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
    Number of shares under option:
      Outstanding at beginning of year                         471,384    214,384     226,384
      Granted                                                  148,000    257,000          --
      Exercised                                               (117,907)        --          --
      Canceled                                                      --         --     (12,000)
    -----------------------------------------------------------------------------------------
      Outstanding at end of year                               501,477    471,384     214,384
    -----------------------------------------------------------------------------------------
      Exercisable at end of year                               116,800    142,030      98,753
    -----------------------------------------------------------------------------------------
    Weighted average exercise price:
      Granted                                                 $ 10.164    $ 8.000    $     --
      Exercised                                                  3.650         --          --
      Canceled                                                      --         --       4.250
      Outstanding at end of year                                 7.886      6.263       4.177
      Exercisable at end of year                                 6.414      4.141       3.893
    -----------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at July 31, 1998:

                       Weighted Average
                        Remaining Life    Weighted Average
    Number of Shares      (in years)       Exercise Price
    ----------------      ----------       --------------
         17,477              5.2              $ 3.240
         79,000              7.0              $ 4.250
         10,000              9.0              $ 7.250
        257,000              8.0              $ 8.000
        138,000              9.3              $10.375
    ------------------------------------------------------
        501,477              8.1              $ 7.886
    ------------------------------------------------------

14. SELLING, GENERAL AND ADMINISTRATIVE

    Included in selling, general and administrative expenses for the years ended July 31, 1998, 1997, and 1996 are bad debt expenses of $632,000, $559,000, and $462,000 respectively.

15. SUBSEQUENT EVENT

    In August 1998, the Company acquired two same-day delivery businesses in two U.S. cities. The aggregate consideration for these acquisitions was approximately $1.8 million in cash.

    On September 23, 1998, the Company announced that it had entered into an agreement to acquire Q International Courier, Inc., the parent company of Quick International Courier ("Quick"). Terms of the agreement call for the Company to pay $51.0 million in cash and issue 1.5 million shares of its common stock in exchange for all of the capital stock of Quick. The Company will also assume $12.0 million in debt of Quick. In addition to the above, the Company will be required to pay up to an additional

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. SUBSEQUENT EVENT (CONTINUED)
    $4.5 million in cash should its common stock not trade at $12.0 or above for any 60 days during the two-year period ending September 23, 2000.

16. FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of the fiscal year ended July 31, 1998, the Company recorded certain unusual and year-end adjustments. These items related primarily to i) settlements of employment agreements with former owners of businesses acquired in the aggregate amount of approximately $490,000 and ii) write-off of certain assets deemed to be uncollectable or unrealizable and adjustment of certain differences in account reconciliations in the aggregate amount of approximately $1,600,000. The adjustments related to these expenses resulted in a reduction in income before taxes of approximately $2,100,000. Of these adjustments, approximately $450,000 (approximately $300,000 after tax) relates to the three months ended April 30, 1998. Accordingly, the Company will file an amended Form 10-Q to restate its results of operations for the third quarter of the fiscal year ended July 31, 1998.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
        -------                                       -----------
         3.1(2)          --   Restated Certificate of Incorporation of Dynamex Inc.
         3.2(3)          --   Bylaws, as amended and restated, of Dynamex Inc.
         4.1(2)          --   Rights Agreement between Dynamex Inc. and Harris Trust and
                              Savings Bank, dated July 5, 1996.
        10.1(4)          --   Amendment No. 2 to Employment Agreement of Richard K.
                              McClelland.
        10.2(3)          --   Dynamex Inc. Amended and Restated 1996 Stock Option Plan.
        10.3(2)          --   Marketing and Transportation Services Agreement, between
                              Purolator Courier Ltd. and Parcelway Courier Systems Canada
                              Ltd., dated November 20, 1995.
        10.4(2)          --   Form of Indemnity Agreements with Executive Officers and
                              Directors.
        10.5(3)          --   Second Amended and Restated Credit Agreement by and among
                              the Company and NationsBank of Texas, N.A., as agent for the lenders named therein, dated August 26, 1997.
        10.6(1)          --   First Amendment to Second Amended and Restated Credit
                              Agreement by and among the Company and NationsBank of Texas,
                              N.A., as agent for the lenders therein, dated May 5, 1998.
        11.1(1)          --   Statement regarding computation of earnings per share.
        21.1(1)          --   Subsidiaries of the Registrant.
        23.1(1)          --   Consent of Deloitte & Touche LLP.
        27.1(1)          --   Financial Data Schedule.

---------------

(1) Filed herewith.

(2) Filed as an exhibit to the registrant's Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3) Filed as an exhibit to the registrant's annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.