Form 10-K405/A
period 1998-07-31
DYNAMEX INC
filed 1998-11-30
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on November 20, 1998 was approximately $43,016,990.

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 20, 1998 was 10,069,490 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None


================================================================================

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A brief description of each director and executive officer of Dynamex Inc. (the "Company") is provided below. Directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

         Richard K. McClelland, 46, became the President, Chief Executive Officer and a director of the Company in May 1995 upon the closing of the Company's acquisition of Dynamex Express (the ground courier division of Air Canada), where he also served as President since 1988. He was elected as Chairman of the Board of the Company in February 1996. Prior to joining Dynamex Express in 1986, Mr. McClelland held a number of advisory and management positions with the Irving Group, Purolator Courier Ltd. and Sunbury Transport Ltd., where he was engaged in the domestic and international same-day air, overnight air, and trucking businesses.

         James M. Hoak, Jr., 54, has served as a director of the Company since February 1996. Mr. Hoak has served as Chairman and a principal of Hoak Capital Corporation (a private equity investment firm) since September 1991. He has also served as Chairman of HBW Holdings, Inc. (an investment bank) since July 1996. HBW Holdings, Inc. is the parent corporation of Hoak Breedlove Wesneski & Co., one of the underwriters in the initial public offering and follow-on offering of the Company's common stock. Mr. Hoak served as Chairman of Heritage Media Corporation (a broadcasting and marketing services firm) from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). From 1971 to 1987, he served as President and Chief Executive Officer of Heritage Communications, Inc. (a diversified communications company) and as its Chairman and Chief Executive Officer from August 1987 to December 1990. Mr. Hoak is a director of MidAmerican Energy Company, PanAmSat Corporation, Pier 1 Imports, Inc. and Texas Industries, Inc. See Item 13. - Certain relationships and related transactions.

         Stephen P. Smiley, 49, has served as a director of the Company since 1993 and was a Vice President of the Company from December 1995 through February 1996. Mr. Smiley was President of Hoak Capital Corporation from 1991 through February 1996. Mr. Smiley joined Hunt Financial Corporation (a private investment company) as Executive Vice President in February 1996, and was appointed President in January 1997. Mr. Smiley is also a director of Ergo Science Corporation (a biopharmaceutical company).

         Wayne Kern, 65, has served as a director of the Company since February 1996. Mr. Kern has served as Senior Vice President and Secretary of Heritage Media Corporation since 1987 through August 1997. From 1991 to 1995, Mr. Kern also served as Executive Vice President of Crown Media, Inc. From 1979 to 1991, Mr. Kern served as the Executive or Senior Vice President, General Counsel and Secretary of Heritage Communications, Inc. See Item 13. - Certain relationships and related transactions.

         Brian J. Hughes, 37, has served as a director of the Company since May 1995. Mr. Hughes has served as the Vice President - Investments of Guidant Mutual Insurance Company since September 1992. From 1986 to 1992, Mr. Hughes served as Assistant Vice President - Investments at Boatmen's National Bank.

         Kenneth H. Bishop, 61, has served as a director of the Company since August 1996. From 1974 to August 1996, Mr. Bishop was President and General Manager of Zipper Transportation Services, Ltd. and a related company (together "Zipper") which operated a same-day delivery business in Winnipeg, Manitoba. The Company acquired Zipper in August 1996. See Item 13. - Certain relationships and related transactions.

         E. T. Whalen, 65, has served as a director of the Company since August 1996. Mr. Whalen is currently a consultant to Gateway Freight Services, an entity providing freight forwarding services to major international airlines. From 1965 until January 1996, Mr. Whalen was employed by Japan Airlines in various management positions, including Staff Vice President-Cargo from October 1986.

         Robert P. Capps, 44, joined the Company in February 1996 as Vice President, Treasurer and Secretary. Mr. Capps was elected Chief Financial Officer in May 1997 and Executive Vice President in June 1998. Prior to joining the Company, he served in various financial management capacities with Hadson Corporation (an energy company) from February 1986 through June 1995 and was Executive Vice President and Chief Financial Officer from May 1991 through June 1995. Mr. Capps is a certified public accountant.

         John J. Wellik, 37, became the Vice President - Controller and Assistant Secretary of the Company in December 1997. Prior to joining the Company, Mr. Wellik served as the Assistant Controller for the American Pad & Paper Company (a paper products manufacturer) since June 1997. From January 1989 through February 1997, he served in various accounting management positions, including Director of Financial Accounting, for Avnet, Inc. (an electronics distributor) and Hall-Mark Electronics Corporation (an electronics distributor), which was acquired by Avnet, Inc. in July 1993. Mr. Wellik is a certified public accountant.

         James R. Aitken, 38, was elected as the Vice President - Eastern Canada in September 1997. He joined the Company in May 1995 in conjunction with the Company's acquisition of Dynamex Express, was appointed General Manager - Eastern Canada in February 1996 and served in such capacity until September 1997. Prior to joining the Company, Mr. Aitken was the Director of Sales and Marketing with Dynamex Express, where he had been employed since 1988. During his employment with Dynamex Express, Mr. Aitken worked in sales and marketing, regional and branch management and client development. Mr. Aitken has over 18 years of experience in the courier industry.

         Ralph Embree, 48, was elected as the Vice President - Eastern U.S. in September 1997. He joined the Company in December 1995 in conjunction with the Company's acquisition of Mayne Nickless and was appointed as the General Manager
- Eastern U.S. in February 1996. Prior to joining the Company, Mr. Embree held a variety of operations, sales and management positions with Mayne Nickless where he was employed for seven years. Mr. Embree has over 17 years of experience in the courier industry.

         James C. Isaacson, was elected as the Vice President - Central U.S. in September 1997. He joined the Company in May 1997 in conjunction with the Company's acquisition of Road Runner Transportation, Inc. Prior to joining the Company, Mr. Isaacson had been the principal stockholder and executive officer of Road Runner since 1978. Mr. Isaacson died on September 26, 1998. See Item 13
- Certain relationships and related transactions.

         Robert Dobrient, 37, was elected as the Vice President - Marketing and Assistant Secretary in September 1997. He joined the Company as an operations manager in January 1997 in conjunction with the Company's acquisition of Max America Holdings, Inc., a logistics services business in Dallas, Texas. Prior to joining the Company, Mr. Dobrient was a principal stockholder and executive officer of Max America since 1985. Mr. Dobrient has over 12 years of experience in the courier industry.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose in this report any failure to file by these dates. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable stockholders timely filed these reports.

ITEM 11.     EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and the other top four most highly compensated executive officers of the Company (collectively the "Named Executives") whose total salary and bonus for the fiscal year ended July 31, 1998 exceeded $100,000:

                           Summary Compensation Table



                                                     Annual Compensation               Awards
                                                     -------------------               ------
                                                                                     Securities
                                                                                     Underlying
         Name and Principal Position            Year       Salary($)     Bonus($)    Options(#)
-------------------------------------------------------------------------------------------------
 Richard K. McClelland
    President and Chief Executive Officer       1998        220,000       19,890          65,000
                                                1997        200,000      120,000          99,000
                                                1996        194,467       50,790              --

 Robert P. Capps(1)
    Executive Vice President and
    Chief Financial Officer                     1998        161,349           --          35,000
                                                1997        141,950       54,250          46,000

 Robert Dobrient(2)
    Vice President                              1998        111,346           --              --

 Ralph Embree(3)
    Vice President                              1998        121,875       12,000           6,000

 James C. Isaacson(4)
    Vice President                              1998        129,350           --               --

(1) Mr. Capps was initially employed as an executive officer of the Company in February 1996.

(2) Robert Dobrient was initially elected as an executive officer of the Company in September 1997.

(3) Ralph Embree was initially elected as an executive officer of the Company in September 1997.

(4) James C. Isaacson was initially elected as an executive officer of the Company in September 1997.

         The following table sets forth information regarding the grant of stock options under the Company's Amended and Restated 1996 Stock Option Plan ("Option Plan") during fiscal 1998 to the Named Executives:


                                              Option/SAR Grants in Last Fiscal Year

                                       Individual Grants
                                       -----------------
                                                                                                    Potential
                                                       % of                                     Realized Value at
                                     Number of        Total                                        Assumed Annual
                                    Securities       Options/                                   Rates of Stock Price
                                    Underlying         SARs                                        Appreciation
                                     options/       Granted to     Exercise                      for Option Term
                                       SARs         Employees      or Base                      --------------------
                                     Granted        in Fiscal       Price      Expiration
            Name                       (#)             Year      ($/Share)       Date          5%($)       10%($)
----------------------------------------------------------------------------------------------------------------------

 Richard K. McClelland                15,000           7.5%      $  10.375     24-Oct-07    $  98,000    $  248,000
                                      50,000          24.9%      $  11.875      3-Jun-08      373,000       946,000

 Robert P. Capps                      10,000           5.0%      $  10.375     24-Oct-07       65,000       165,000
                                      25,000          12.5%      $  11.875      3-Jun-08      187,000       473,000

 Robert Dobrient                          --            --              --            --           --            --

 Ralph Embree                          6,000           3.0%      $  10.375     24-Oct-07       39,000        99,000

 James C. Isaacson                        --            --              --            --           --            --


         The following table sets forth information with respect to shares exercised during the fiscal year 1998 by the Named Executives and information with respect to options to purchase shares of the Company's common stock granted under the Option Plan to the Named Executives and held by them at July 31, 1998:

     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                                Number of
                                                                                Securities               Value of
                                                                                Underlying             Unexercised
                                                                                Unexercised            In-the-Money
                                                                                Options at             Options at
                                                                                  FY-End                 FY-End
                                      Shares Acquired                           Exercisable/          Exercisable/
            Name                        on Exercise       Value Realized       Unexercisable          Unexercisable
-----------------------------------------------------------------------------------------------------------------------
 Richard K. McClelland                    48,000      $    377,040             52,800/166,200       $308,550/$453,575

 Robert P. Capps                              --                --               9,200/71,800          32,200/140,050

 Robert Dobrient                              --                --                        -/-                     -/-

 Ralph Embree                                 --                --               5,700/28,800           19,950/86,550

 James C. Isaacson                            --                --                        -/-                     -/-


OPERATIONS AND COMPENSATION OF THE BOARD OF DIRECTORS

         There were 5 meetings of the Board of Directors during fiscal year 1998. No director attended fewer than 75% of the meetings of the Board (and any committees thereof) that he was required to attend.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has entered into an employment agreement with Mr. McClelland which provides for the payment of a base salary in the annual amount of $220,000, participation in an executive bonus plan, an auto allowance of Canadian $900 per month and participation in other employee benefit plans. The agreement also provides that upon Mr. McClelland's exercise of certain stock options to purchase 48,000 shares of common stock, the Company shall pay Mr. McClelland a bonus equal to the exercise price multiplied by the number of shares to be purchased by virtue of such exercise. Unless terminated earlier, the employment agreement shall continue until May 31, 2000, upon which date such agreement will be automatically extended for successive one-year renewal terms unless notice is given upon the terms provided in such agreement. Additionally, upon a sale or transfer of substantially all of the assets of the Company or certain other events that constitute a change of control of the Company, including the acquisition by a stockholder, other than certain named stockholders, of securities representing 15% of the votes that may be cast for director elections, the Company shall continue to pay Mr. McClelland the compensation set forth in such agreement for the greater of two years from the date of such change of control or the remainder of the agreement term. During the term of the employment agreement and pursuant to such agreement, Mr. McClelland shall be a member of the Board of Directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity, which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. See Item 13. - Certain relationships and related transactions, for certain fiscal 1998 transactions involving members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of November 20, 1998 for
(i) each person known by the Company to own beneficially more than 5% of the common stock, (ii) each nominee director (all of whom are nominees), (iii) each Named Executive and (iii) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.




                                                                  Shares Beneficially Owned
       Name of Beneficial Owner                                 Number(1)            Percent
----------------------------------------------------------------------------------------------
Richard K. McClelland                                             55,800                    *

James M. Hoak, Jr.(2)                                          1,333,442               13.24%

Stephen P. Smiley                                                  7,160                    *

Wayne Kern                                                        11,460                    *

Brian J. Hughes(3)                                                    --                    *

Kenneth H. Bishop                                                  4,422                    *

E.T. Whalen                                                        4,000                    *

Robert P. Capps                                                   11,200                    *

Robert Dobrient                                                       --                    *

Ralph Embree                                                       6,900                    *

James C. Isaacson                                                     --                    *

All directors and executive officers as a group                1,447,484               14.37%


Other 5% stockholders:
William Blair & Company, L.L.C.(4)                               614,954                6.11%
   222 W. Adams Street
   Chicago, IL 60606


*        Indicates less than 1%

(1) Includes shares issuable upon the exercise of stock options outstanding and fully vested as of November 20, 1998.

(2) Mr. Hoak's address is One Galleria Tower, Suite 1050, 13355 Noel Road, Dallas, Texas 75240. Excludes an aggregate of 26,572 shares owned by Mr. Hoak's wife and children, as to which shares Mr. Hoak disclaims beneficial ownership.

(3) Excludes 254,000 shares beneficially owned by Guidant Mutual Insurance Company, which employs Mr. Hughes as Vice President - Investments. Mr. Hughes disclaims beneficial ownership of such shares.

(4) As of most recent information provided by William Blair & Company, L.L.C. (March 31, 1998). Includes 495,720 shares with respect to which William Blair & Company, L.L.C. has sole investment power in its capacity as an investment adviser and an aggregate of 119,234 shares that are owned directly by William Blair & Company, L.L.C. and certain of its members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         During the fiscal year ended July 31, 1998, the Company paid $147,000 to James C. Isaacson, a Vice President of the Company, for rent on certain properties owned by Mr. Isaacson. Rent payments for these properties are $11,300 per month.

CERTAIN BUSINESS RELATIONSHIPS

         During the fiscal year ended July 31, 1998, the Company paid Hoak Breedlove Wesneski & Co. usual and customary fees related to investment banking services rendered in such firm's capacity as a co-manager of the follow-on public offering of the Company's common stock in the aggregate of $458,000. Mr. Hoak is the Chairman and a director of Hoak Breedlove Wesneski & Co. In addition, Mr. Hoak is Chairman and a principal stockholder of Hoak Breedlove Wesneski & Co.'s parent corporation and Wayne Kern, a director of the Company, is the Secretary of such parent corporation.

         During the fiscal year ended July 31, 1998, the Company paid $109,000 to a company affiliated with Kenneth Bishop, a director of the Company, for rent on certain properties owned by such company. Rent payments for these properties are $9,000 per month.

INDEBTEDNESS OF MANAGEMENT

         The Company has loaned its Chief Executive Officer, Richard K. McClelland, $204,000 in connection with the exercise of certain stock options at the time of the follow-on public offering in May 1998. The principal amount of this loan is due in eight quarterly installments of $25,500 plus accrued interest which accrues on the aggregate unpaid amount at the prime rate published by the Company's primary lenders. At November 20, 1998, the principal balance outstanding was $178,500.

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

                                 Dynamex Inc.,
                                 A Delaware corporation



                                 By:   /s/ Robert P. Capps
                                       -----------------------------------------
                                       Robert P. Capps, Executive Vice President

Dated: November 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons of the registrant and in the capacities indicated on November 30, 1998.

           Name                                        Title
           ----                                        -----

/s/ Richard K. McClelland              Chairman of the Board, Chief Executive
-------------------------------        Officer, President and Director
Richard K. McClelland                  (Principal Executive Officer)



/s/ Robert P. Capps                    Executive Vice President, Chief Financial
-------------------------------        Officer and Secretary
Robert P. Capps                        (Principal Financial Officer)



/s/ John J. Wellik                     Vice President, Controller and Assistant
-------------------------------        Secretary
John J. Wellik                         (Principal Accounting Officer)



/s/ James M. Hoak                      Director
-------------------------------
James M. Hoak


/s/ Wayne Kern                         Director
-------------------------------
Wayne Kern


/s/ Stephen P. Smiley                  Director
-------------------------------
Stephen P. Smiley


/s/ Brian J. Hughes                    Director
-------------------------------
Brian J. Hughes


/s/ Kenneth H. Bishop                  Director
-------------------------------
Kenneth H. Bishop


/s/ E. T. Whalen                       Director
-------------------------------
E. T. Whalen