Form 10-Q/A
period 1998-04-30
DYNAMEX INC
filed 1998-12-15
CIK 1015483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of June 5, 1998 was 9,999,583 shares.



===============================================================================

DYNAMEX INC. AND SUBSIDIARIES

===============================================================================

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                   2
                         April 30, 1998 (Unaudited) (As Restated) and
                         July 31, 1997

                      Condensed Consolidated Statements of Income             3
                         (Unaudited) Three and Nine Months ended April 30,
                         1998 (As Restated) and 1997

                      Condensed Consolidated Statements of Cash Flows         4
                         (Unaudited) Nine Months ended April 30, 1998 (As
                         Restated) and 1997

                      Notes to the Condensed Consolidated Financial
                      Statements (Unaudited)                                  5

           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.                 8

PART II. OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.                      13

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
===============================================================================

                                                                         April 30,              July 31,
                                                                           1998                   1997
                                                                         -----------          ------------
                                                                        (Unaudited)
                                                                       (As Restated -
                                                                        See note 5)

 ASSETS

 CURRENT
      Cash and cash equivalents                                          $   2,741               $   1,326
      Accounts receivable - net                                             27,796                  20,867
      Prepaid and other current assets                                       4,637                   3,301
      Deferred income taxes                                                    594                     597
                                                                         ---------               ---------

 TOTAL CURRENT ASSETS                                                       35,768                  26,091

 PROPERTY AND EQUIPMENT - net                                                7,856                   5,787
 INTANGIBLES - net                                                          77,495                  54,036
 DEFERRED INCOME TAXES                                                         747                     405
 OTHER ASSETS                                                                2,090                   1,832
                                                                         ---------               ---------

 TOTAL ASSETS                                                            $ 123,956               $  88,151
                                                                         =========               =========


 LIABILITIES

 CURRENT

      Accounts payable trade                                             $     923               $   1,759
      Accrued liabilities                                                   12,955                   9,196
      Income taxes payable                                                   1,388                   2,968
      Current portion of long-term debt                                        521                     740
                                                                         ---------               ---------

 TOTAL CURRENT LIABILITIES                                                  15,787                  14,663

 LONG-TERM DEBT                                                             63,345                  32,388
                                                                         ---------               ---------

 TOTAL LIABILITIES                                                          79,132                  47,051
                                                                         ---------               ---------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

      Preferred stock; $0.01 par value, 10,000
        shares authorized; none outstanding                                     --                      --
      Common stock; $0.01 par value, 50,000 shares
        authorized; 7,412 and 7,338 shares outstanding, respectively            74                      73
      Additional paid-in capital                                            41,646                  40,967
      Retained earnings                                                      3,599                     250
      Unrealized foreign currency translation adjustment                      (495)                   (190)
                                                                         ---------               ---------

 TOTAL STOCKHOLDERS' EQUITY                                                 44,824                  41,100
                                                                         ---------               ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 123,956               $  88,151
                                                                         =========               =========



    See accompanying notes to the condensed consolidated financial statements

 DYNAMEX INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (in thousand except per share data)
 (Unaudited)
===============================================================================

                                                        Three months ended                  Nine months ended
                                                             April 30,                         April 30,
                                                    ---------------------------         --------------------------
                                                       1998            1997                1998            1997
                                                    ----------      -----------         -----------     ----------
                                                   (As Restated -                      (As Restated -
                                                    See Note 5)                         See Note 5)

 SALES                                               $ 53,131        $ 34,155            $148,393        $ 91,001
 COST OF SALES                                         34,905          22,501              99,042          60,600
                                                     --------        --------            --------        --------
 GROSS PROFIT                                          18,226          11,654              49,351          30,401
 SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                          13,124           8,365              36,011          22,930
 DEPRECIATION AND AMORTIZATION                          1,693             997               4,550           2,514
                                                     --------        --------            --------        --------

 OPERATING INCOME                                       3,409           2,292               8,790           4,957
 INTEREST EXPENSE                                       1,123             345               3,022             853
                                                     --------        --------            --------        --------

 INCOME BEFORE TAXES                                    2,286           1,947               5,768           4,104
 INCOME TAXES                                             944             779               2,419           1,639
                                                     --------        --------            --------        --------

 INCOME BEFORE EXTRAORDINARY ITEM                       1,342           1,168               3,349           2,465

 EXTRAORDINARY LOSS ON EARLY
      RETIREMENT OF DEBT (net of income
      tax benefit of $222)                                 --              --                  --            (335)
                                                     --------        --------            --------        --------
 NET INCOME                                          $  1,342        $  1,168            $  3,349        $  2,130
                                                     ========        ========            ========        ========

 EARNING PER COMMON SHARE - BASIC:
      Income before extraordinary item               $   0.18        $   0.17            $   0.45        $   0.38
      Extraordinary loss                                   --              --                  --           (0.05)
                                                     --------        --------            --------        --------
      Net income                                     $   0.18        $   0.17            $   0.45        $   0.33
                                                     ========        ========            ========        ========

 EARNINGS PER COMMON SHARE -

 ASSUMING DILUTION:
      Income before extraordinary item               $   0.18        $   0.17            $   0.44        $   0.37
      Extraordinary loss                                   --              --                  --           (0.05)
                                                     --------        --------            --------        --------
      Net income                                     $   0.18        $   0.17            $   0.44        $   0.32
                                                     ========        ========            ========        ========

 WEIGHTED AVERAGE SHARES:
      Common shares outstanding                         7,412           6,966               7,395           6,465
      Adjusted common shares - assuming exercise
        of stock options                                7,629           7,075               7,590           6,652


    See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
===============================================================================

                                                                   Nine months ended
                                                                      April 30,
                                                               --------------------------
                                                                  1998            1997
                                                               -----------     ----------
                                                              (As Restated -
                                                               See Note 5)

OPERATING ACTIVITIES

Net income                                                      $  3,349        $  2,130
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                      4,550           2,514
Extraordinary loss on early retirement of debt                        --             557
Changes in current assets and current liabilities:
     Accounts receivable                                          (3,805)         (3,150)
     Prepaids and other assets                                       (26)           (965)
     Accounts payable and accrued liabilities                       (657)          1,551
                                                                --------        --------
Net cash provided by operating activities                          3,411           2,637
                                                                --------        --------

INVESTING ACTIVITIES

Payments for acquisitions                                        (28,517)        (16,544)
Purchase of property and equipment                                (3,033)         (1,377)
                                                                --------        --------
Net cash used in investing activities                            (31,550)        (17,921)
                                                                --------        --------

FINANCING ACTIVITIES

Principal payment on long-term debt                                   --          (5,498)
Net borrowing under line of credit                                30,454             678
Net proceeds from sale of common stock                                --          21,148
Other asset, deferred offering expenses and intangibles             (900)           (746)
                                                                --------        --------
Net cash provided by financing activities                         29,554          15,582
                                                                --------        --------

NET INCREASE IN CASH                                               1,415             298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,326             894
                                                                --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,741        $  1,192
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST
     Cash paid for interest                                     $  2,785        $    898
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES

In conjunction with the acquisitions described, liabilities
     were assumed as follows:
     Fair value of assets acquired                              $ 31,646        $ 21,771
     Cash paid                                                   (28,517)        (16,544)
                                                                --------        --------
     Liabilities assumed and incurred                           $  3,129        $  5,227
                                                                ========        ========


    See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
===============================================================================

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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 1998, and the results of its operations for the three and nine month periods ended April 30, 1998 and 1997 and its cash flows for the nine month periods ended April 30, 1998 and 1997. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       ACQUISITIONS

         During the nine months ended April 30, 1998, the Company acquired eight same-day delivery businesses operating in eight U.S. cities and one Canadian city for total consideration of approximately $28.5 million in cash and 74,118 shares of common stock.

         For certain of the acquisitions completed during the nine months ended April 30, 1998, the allocation of the purchase consideration to net assets is preliminary as of April 30, 1998 and will be finalized as additional information becomes available regarding the fair value of assets acquired and liabilities assumed.

         In May 1998, the Company completed the acquisition of a same-day delivery business operating in one U.S. city for total consideration of approximately $5.3 million in cash and 39,960 shares of common stock.

         The following summary presents the results of operations for the nine months ended April 30, 1998 and 1997, on an unaudited pro forma basis, as if the acquisitions completed during the nine months ended April 30, 1998 had occurred as of August 1, 1996. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future. (amounts in thousands, except per share data)

                                                   Nine months ended
                                                       April 30,
                                       -------------------------------------------
                                            1998                       1997
                                       ----------------           ----------------
Sales                                  $        163,695           $        144,722
                                       ================           ================

Net income                             $          3,638           $          2,987
                                       ================           ================

Earnings per common share - basic:     $           0.49           $           0.40
                                       ================           ================

Earnings per common share -
   assuming dilution                   $           0.48           $           0.39
                                       ================           ================

DYNAMEX INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
===============================================================================

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

5.        RESTATEMENT

         Subsequent to the issuance of its Condensed Consolidated Financial Statements for the three month and nine month periods ended April 30, 1998, the Company determined that certain adjustments were required to be made to previously reported amounts. These adjustments relate primarily to i) settlements of employment agreements and ii) write-off of certain assets deemed to be uncollectable or unrealizable and adjustment of certain differences in account reconciliations. As a result, the Condensed Consolidated Balance Sheet (Unaudited) at April 30, 1998, the Condensed Consolidated Statements of Income (Unaudited) for the three month and nine month periods ended April 30, 1998 and the Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month period ended April 30, 1998, have been restated from the previously reported amounts to properly record settlement of the employment agreements as expense and write-off certain assets.

         A summary of the effect of the restatement on the Condensed Consolidated Balance Sheet at April 30, 1998 (Unaudited), is as follows (in thousands):

                                                           As Previously
                                                              Reported                 As Restated
                                                          -----------------           ---------------
Accounts receivable - net                                 $         27,984            $       27,796
Property and equipment - net                                         7,873                     7,856

Intangibles - net                                                   77,518                    77,495

Deferred income taxes                                                  399                       747

Other assets                                                         2,191                     2,090

Accrued liabilities                                                 12,894                    12,955

Income taxes payable                                                 1,538                     1,388

Retained earnings                                                    3,899                     3,599

Unrealized foreign currency translation adjustment                    (903)                     (495)

DYNAMEX INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
===============================================================================


         A summary of the effect of the restatement on the Condensed Consolidated Statements of Income (Unaudited) for the three and nine month periods ended April 30, 1998, is as follows (in thousands except per share data):

                                         As Previously                           As Previously
                                            Reported          As Restated           Reported          As Restated
                                          Three Months        Three Months        Nine Months         Nine Months
                                             Ended               Ended               Ended               Ended
                                         April 30, 1998      April 30, 1998      April 30, 1998     April 30, 1998
                                        -----------------   -----------------   -----------------   ----------------
Selling, general and administrative      $        12,691     $        13,124     $        35,578     $       36,011
Depreciation and amortization                      1,676               1,693               4,533              4,550

Income taxes                                       1,094                 944               2,569              2,419

Net income                                         1,642               1,342               3,649              3,349

Earnings per common share:
   Basic                                            0.22                0.18                0.49               0.45

   Assuming dilution                                0.22                0.18                0.48               0.44

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

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

GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through April 30, 1998, the Company completed 19 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

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

RESULTS OF OPERATIONS

         Subsequent to the issuance of its Condensed Consolidated Financial Statements for the three month and nine month periods ended April 30, 1998, the Company determined that certain adjustments were required to be made to previously reported amounts. These adjustments relate primarily to i) settlements of employment agreements and ii) write-off of certain assets deemed to be uncollectable or unrealizable and adjustment of certain differences in account reconciliations. As a result, the Condensed Consolidated Balance Sheet (Unaudited) at April 30, 1998, the Condensed Consolidated Statements of Income (Unaudited) for the three month and nine month periods ended April 30, 1998 and the Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month period ended April 30, 1998, have been restated from the previously reported amounts to properly record settlement of the employment agreements as expense and write-off certain assets. Dollar amounts included in the following discussion of results of operations reflect restated amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

        The following table sets forth for the periods indicated certain items from the Company's consolidated statements of income expressed as a percentage of sales:

                                                             Three months ended                    Nine months ended
                                                                 April 30,                             April 30,
                                                      --------------------------------      --------------------------------
                                                          1998               1997                1998               1997
                                                      --------------------------------      --------------------------------
                                                       (as restated)                         (as restated)
 Sales                                                     100.0%              100.0%              100.0%            100.0%
 Cost of sales                                              65.7%               65.9%               66.7%             66.6%
                                                      ------------       -------------      --------------      ------------
      Gross profit                                          34.3%               34.1%               33.3%             33.4%

 Selling, general and administrative expenses               24.7%               24.5%               24.3%             25.2%
 Depreciation and amortization                               3.2%                2.9%                3.1%              2.8%
                                                      ------------       -------------      --------------      ------------
      Operating income                                       6.4%                6.7%                5.9%              5.4%

 Interest expense                                            2.1%                1.0%                2.0%              0.9%
                                                      ------------       -------------      --------------      ------------
      Income before taxes and extraordinary item             4.3%                5.7%                3.9%              4.5%
                                                      ============       =============      ==============      ============

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997.

         Sales for the three months ended April 30, 1998 increased $19.0 million, or 55.6%, to $53.1 million from $34.2 million for the three months ended April 30, 1997 primarily due to the acquisitions which occurred at various dates in fiscal year 1997 and in the nine months of fiscal year 1998, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the three months ended April 30, 1998 were approximately $494,000 less than would have been reported for such period had the conversion rate been the same as in the three months ended April 30, 1997.

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

         Selling, general and administrative expenses for the three months ended April 30, 1998 increased $4.8 million, or 56.9%, to $13.1 million from $8.4 million for the three months ended April 30, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses remained relatively consistent at 24.7% for the three months ended April 30, 1998 as compared to 24.5% for the three months ended April 30, 1997. Selling, general and administrative expenses for the three months ended April 30, 1998 include approximately $60,000 in payment to former owners of acquired businesses pursuant to settlement of employment agreements. In addition, selling, general and administrative expenses for the three months ended April 30, 1998 include charges of approximately $370,000 related to the write-off of certain assets deemed to be uncollectable or unrealizable and adjustment of certain differences in account reconciliations.

         Depreciation and amortization for the three months ended April 30, 1998 increased $696,000, or 69.8%, to $1.7 million from $997,000 for the three months ended April 30, 1997 and, as a percentage of sales, to 3.2% from 2.9%. These increases result from depreciation and amortization of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

         Interest expense for the three months ended April 30, 1998 increased $778,000, or 225.5%, to $1.1 million from $345,000 for the three months ended April 30, 1997 as a result of the additional borrowings required to finance the acquisitions.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997.

         Sales for the nine months ended April 30, 1998 increased $57.4 million, or 63.1%, to $148.4 million from $91.0 million for the nine months ended April 30, 1997 primarily due to the acquisitions which occurred at various dates in fiscal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

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

         Selling, general and administrative expenses for the nine months ended April 30, 1998 increased $13.1 million, or 57.0%, to $36.0 million from $22.9 million for the nine months ended April 30, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses decreased to 24.3% from 25.2% which reflects the spreading of certain fixed costs over a larger revenue base, as well as the elimination of certain costs through the consolidation of administrative and support functions in certain branches.

         Depreciation and amortization for the nine months ended April 30, 1998 increased $2.0 million, or 81.0%, to $4.6 million from $2.5 million for the nine months ended April 30, 1997 and, as a percentage of sales, to 3.1% from 2.8%. These increases primarily result from depreciation and amortization of assets acquired with the acquisitions previously discussed.

         Interest expense for the nine months ended April 30, 1998 increased $2.2 million, or 254.3%, to $3.0 million from $853,000 for the nine months ended April 30, 1997 as a result of the additional borrowings required to finance the acquisitions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

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

         The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, increased to approximately $13.3 million for the nine months ended April 30, 1998 from approximately $7.5 million for the nine months ended April 30, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of April 30, 1998 increased to approximately $20.0 million from approximately $11.4 million as of July 31, 1997. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

         Management expects that the Company's capital requirements; other than to fund acquisitions, will be met from internally generated cash flow. Management expects to continue to meet the capital requirements of its acquisition program from the following sources: (i) internally generated cash flow, (ii) proceeds from borrowings under its revolving credit facility and
(iii) the issuance of its Common Stock to the sellers of acquired businesses. However, the portion of future acquisition costs, which will be funded with such Common Stock, is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock.

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

YEAR 2000 COMPLIANCE

         Currently, there is significant uncertainty among software users regarding the impact of the year 2000 on installed software. To address this issue, the Company has formed a year 2000 compliance team to determine the Company's readiness and to prepare for the year 2000, and the readiness of third parties with whom the Company has material relationships. The compliance team will determine the various phases of the project and the applicable completion dates for each of the phases. The Company anticipates having all phases of the compliance project completed by December 31, 1998. Estimated costs to address the year 2000 problem in certain of the Company's databases, order entry software and certain telephone systems is $450,000. As the compliance project nears completion, the need to develop contingency plans for any unresolved issues will be considered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

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



                                         DYNAMEX INC.



    Dated:       December 14, 1998 by    /s/ Richard K. McClelland
                                         --------------------------------------
                                         Richard K. McClelland
                                         President, Chief Executive Officer and
                                         Chairman of the Board
                                         (Principal Executive Officer)




    Dated:       December 14, 1998 by    /s/ Robert P. Capps
                                         --------------------------------------
                                         Robert P. Capps
                                         Executive Vice President- Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


         EXHIBITS                 DESCRIPTION
         --------                 -----------
           11.1       Calculation of Net Income Per Common Share

           27.1       Financial Data