Form 10-Q
period 1998-10-31
DYNAMEX INC
filed 1998-12-15
CIK 1015483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of December 11, 1998 was 10,069,490 shares.
===============================================================================

DYNAMEX INC. AND SUBSIDIARIES

===============================================================================

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                  2
                         October 31, 1998 (Unaudited) and July 31, 1998

                      Condensed Consolidated Statements of Income            3
                         (Unaudited) Three Months ended October 31, 1998
                         and 1997

                      Condensed Consolidated Statements of Cash Flows        4
                         (Unaudited) Three Months ended October 31, 1998
                         and 1997

                      Notes to the Condensed Consolidated Financial
                         Statements (Unaudited)                              5

           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.                7

           Item 3.    Quantitative and Qualitative Disclosures About Market
                         Risk.                                              11

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                    12
           Item 6.    Exhibits and Reports on Form 8-K.                     12

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)
===============================================================================

                                                                       October 31,            July 31,
                                                                          1998                  1998
                                                                       -----------            ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT
Cash and cash equivalents                                                $  1,401              $ 1,361
Accounts receivable (net of allowance for doubtful accounts
   of $960 and $967, respectively)                                         30,869               27,171
Prepaid and other current assets                                            6,539                5,932
Deferred income taxes                                                         821                  888
                                                                        ---------            ---------

TOTAL CURRENT ASSETS                                                       39,630               35,352

Property and equipment - net                                               10,921                9,890
Intangibles - net                                                          89,215               81,955
Deferred income taxes                                                         777                  670
Other assets                                                                  584                  687
                                                                        ---------            ---------
TOTAL ASSETS                                                            $ 141,127            $ 128,554
                                                                        =========            =========

                                   LIABILITIES

CURRENT
Accounts payable trade                                                    $ 5,263              $ 2,813
Accrued liabilities                                                        13,230               13,735
Income taxes payable                                                            -                    -
Current portion of long-term debt                                             639                  777
                                                                        ---------            ---------
TOTAL CURRENT LIABILITIES                                                  19,132               17,325

Long-term debt                                                             46,287               36,287
                                                                        ---------            ---------
TOTAL LIABILITIES                                                          65,419               53,612
                                                                        ---------            ---------

COMMITMENTS AND CONTINGENCIES

                               STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                             -                    -
Common stock; $0.01 par value, 50,000 shares authorized;
   10,069 and 10,069 outstanding, respectively                                101                  101
Receivable from stockholder                                                  (204)                (204)
Additional paid-in capital                                                 72,307               72,307
Retained earnings                                                           4,575                3,628
Unrealized foreign currency translation adjustment                         (1,071)                (890)
                                                                        ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                 75,708               74,942
                                                                        ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 141,127            $ 128,554
                                                                        =========            =========

   See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
===============================================================================

                                                   Three months ended
                                                      October 31,
                                                  --------------------
                                                    1998        1997
                                                  --------   ---------
 Sales                                            $59,468     $46,550
 Cost of sales                                     39,829      31,514
                                                  -------     -------
 Gross profit                                      19,639      15,036
 Selling, general and administrative expenses      15,239      11,115
 Depreciation and amortization                      1,831       1,404
                                                  -------     -------
 Operating income                                   2,569       2,517
 Interest expense                                     943         828
                                                  -------     -------
 Income before taxes                                1,626       1,689
 Income taxes                                         679         722
                                                  -------     -------
 Net income                                       $   947     $   967
                                                  =======     =======
Earnings per common share - basic:
                                                  -------     -------
   Net income                                     $  0.09     $  0.13
                                                  =======     =======
Earnings per common share -
   assuming dilution:
                                                  -------     -------
   Net income                                     $  0.09     $  0.13
                                                  =======     =======

Weighted average shares:
   Common shares outstanding                       10,069       7,363
   Adjusted common shares - assuming
      exercise of stock options                    10,127       7,495

   See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
===============================================================================

                                                                  Three months ended
                                                                      October 31,
                                                                ----------------------
                                                                  1998          1997
                                                                --------     ---------
OPERATING ACTIVITIES
Net income                                                      $    947      $    967
Adjustment to reconcile net income to  net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                   1,831         1,404
   Deferred income taxes                                            (123)           --
Changes in assets and liabilities:
   Accounts receivable                                            (3,610)       (2,148)
   Prepaids and other assets                                         (25)          185
   Accounts payable and accrued liabilities                        1,186        (1,600)
                                                                --------      --------
Net cash provided by (used in) operating activities                  206        (1,192)
                                                                --------      --------

INVESTING ACTIVITIES
Payments for acquisitions                                         (8,455)      (18,113)
Purchase of property and equipment                                (1,676)         (903)
                                                                --------      --------
Net cash used in investing activities                            (10,131)      (19,016)
                                                                --------      --------

FINANCING ACTIVITIES
Principal payment on long-term debt                                 (137)           --
Net borrowings under line of credit                               10,000        20,440
Other assets, deferred offering expenses and intangibles             102          (266)
                                                                --------      --------
Net cash provided by financing activities                          9,965        20,174
                                                                --------      --------

NET INCREASE (DECREASE) IN CASH                                       40           (34)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,361         1,326
                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  1,401      $  1,292
                                                                ========      ========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest                                          $    813      $    454
                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities
   were assumed as follows:
Fair value of assets acquired                                   $  8,536      $ 20,809
Cash paid                                                         (8,455)      (18,113)
                                                                --------      --------
Liabilities assumed and incurred                                $     81      $  2,696
                                                                ========      ========

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

         The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries: Dynamex Operations East, Inc., Dynamex Operations West, Inc., Dynamex Dedicated Fleet Services, Inc., Dynamex Canada Inc. (formerly Parcelway Courier Systems Canada Ltd.), Alpine Enterprises Ltd., Road Runner Transportation, Inc., New York Document Exchange Corp., U.S.C. Management Systems, Inc., Cannonball, Inc., and Facilities Management & Consulting, Inc. All significant intercompany balances and transactions are eliminated on consolidation. The accounts of Dynamex Canada Inc. are translated into United States dollars with the Canadian dollar as the functional currency.

         The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended July 31, 1998. Certain prior period amounts have been reclassified for comparative purposes.

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 1998, and the results of its operations for the three month periods ended October 31, 1998 and 1997 and its cash flows for the three month periods ended October 31, 1998 and 1997. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       ACQUISITIONS

         During the three months ended October 31, 1998, the Company acquired two same-day delivery businesses operating in two U.S. cities. The aggregate consideration for these two acquisitions was approximately $1.8 million in cash.

         For certain of the acquisitions completed during the three months ended October 31, 1998, the allocation of the purchase consideration to net assets is preliminary as of October 31, 1998 and will be finalized as additional information becomes available regarding the fair value of assets acquired and liabilities assumed.

3.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 31, 1998. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The effect of the stock options which are antidilutive in the periods covered by these financial statements may be dilutive in the future.

4.       COMPREHENSIVE INCOME

         Comprehensive income for each of the three months ended October 31, 1998 and 1997 is $766,000 and $776,000, respectively.

5.       CONTINGENCIES

         In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company and certain of its executive officers as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that it was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported.

DYNAMEX INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
===============================================================================

The lawsuits allege violations of the Securities Act of 1933 and Securities Exchange Act of 1934 in connection with the Company's public filing under such laws during fiscal 1998. The Company is unable to determine the likely outcome of this matter or the amount of any potential liability related to these claims at present.

         At this date, no class has been certified nor has any discovery or other proceedings commenced. The Company believes that the lawsuits are without merit and intends to contest them vigorously.

         On September 23, 1998, the Company announced that it had entered into an agreement to acquire Q International Courier, Inc., the parent company of Quick International Courier ("Quick"). Terms of the agreement call for the Company to pay $51.0 million in cash and issue 1.5 million shares of its common stock in exchange for all of the capital stock of Quick. Dynamex will also assume $12.0 million in debt of Quick, and has agreed to reimburse the owners of Quick for transaction costs and expenses not to exceed $ 1.35 million. In addition to the above, Dynamex will be required to pay up to an additional $4.5 million in cash should its common stock not trade at $12.00 per share or above for any 60 days during the two-year period ending September 23, 2000. The Company expects this transaction to close in early 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

         The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements, appear elsewhere in this report, and are contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through October 31, 1998, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

         A significant portion of the Company's revenues are generated in Canada. For the three-month period ended October 31, 1998, Canadian revenues accounted for approximately 31.4% of total consolidated revenue. For the three-month period ended October 31, 1997, Canadian revenue accounted for 39.9% of total consolidated revenue. The increase in the proportion of revenues generated in the United States is a result of the majority of the Company's acquisitions over the last year taking place in the United States. Before consideration of corporate costs, the majority of which are incurred in the United States, the cost structure of the Company's operations in the United States and in Canada is very similar. Therefore, operating profit, expressed as a percentage of sales, generated in each country is not materially different.

         The conversion rate between the Canadian dollar and the U.S. dollar has declined significantly during the quarter ended October 31, 1998 as compared to the same period in 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues. The effect of this decline on the Company's net income for the three months ended October 31, 1998 has not been material, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's consolidated statements of income expressed as a percentage of sales:


                                     Three months ended
                                         October 31,
                                   ----------------------
                                     1998          1997
                                   --------      ---------
Sales                               100.0%        100.0%
Cost of sales                        67.0%         67.7%
                                    -----         -----

Gross profit                         33.0%         32.3%

Selling, general and
   administrative expenses           25.6%         23.9%
Depreciation and amortization         3.1%          3.0%
                                    -----         -----
Operating income                      4.3%          5.4%

Interest expense                      1.6%          1.8%
                                    -----         -----
Income before taxes                   2.7%          3.6%
                                    =====         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997.

         Sales for the three months ended October 31, 1998 increased $12.9 million, or 27.8%, to $59.5 million from $46.6 million for the three months ended October 31, 1997. This increase was primarily due to the acquisitions that occurred at various dates in fiscal year 1998 and in the three months of fiscal year 1999, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the three months ended October 31, 1998 were approximately $1.9 million less than would have been reported for such period had the conversion rate been the same as in the three months ended October 31, 1997.

         Cost of sales for the three months ended October 31, 1998 increased $8.3 million, or 26.4%, to $39.8 million from $31.5 million for the three months ended October 31, 1997 primarily due to the acquisitions and increased sales from existing operations. As a percentage of sales, such amounts remained relatively consistent at 67.0% for the three months ended October 31, 1998 as compared to 67.7% for the three months ended October 31, 1997. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported cost of sales for the three months ended October 31, 1998 were approximately $1.1 million less than would have been reported for such period had the conversion rate been the same as in the three months ended October 31, 1997.

         Selling, general and administrative expenses for the three months ended October 31, 1998 increased $4.1 million, or 37.1%, to $15.2 million from $11.1 million for the three months ended October 31, 1997, primarily reflecting the expenses of the acquired operations and increased spending for technology, accounting, administrative support and marketing. As a percentage of sales, selling, general and administrative expenses increased to 25.6% for the three months ended October 31, 1998 as compared to 23.9% for the three months ended October 31, 1997.

         Depreciation and amortization for the three months ended October 31, 1998 increased $427,000, or 30.4%, to $1.8 million from $1.4 million for the three months ended October 31, 1997 and, as a percentage of sales, to 3.1% from 3.0%. This increase results from depreciation and amortization of assets acquired with the acquisitions discussed above, including intangible assets such as goodwill.

         Interest expense for the three months ended October 31, 1998 increased $115,000, or 13.9%, to $943,000 from $828,000 for the three months ended October 31, 1997 as a result of the additional borrowings required to finance the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs arise primarily from its acquisition program and, to a lesser extent, capital expenditures and working capital needs. During the three months ended October 31, 1998, the Company completed two acquisitions for aggregate consideration of approximately $1.8 million. Additionally, the Company paid approximately $6.7 million to former owners of previously acquired companies as additional consideration during such period.

         In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. The maximum amount of additional consideration payable, if all performance goals are met, is approximately $13.2 million, of which $12.3 million is payable in cash and $900,000 is payable in shares of the Company's Common Stock. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

         Capital expenditures for the three months ended October 31, 1998 were approximately $1.7 million. Management expects the Company's capital expenditures, consisting primarily of improvements to facilities and technologies, to increase somewhat as its operations continue to expand. However, the amount of these capital expenditures is expected to remain relatively minor compared to the capital requirements related to the Company's acquisition program. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

         Cash flow provided by operations for the three months ended October 31, 1998 was approximately $206,000, and consequently, increases in working capital during such period were completely financed by internally generated cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

         The Company has a revolving credit agreement with a group of banks (the "Agreement"). The Agreement (i) provides for total borrowings of up to $115.0 million, (ii) extends the maturity date from August 31, 2000 to May 31, 2001 and
(iii) increases the purchase price thresholds above which the Company must obtain the primary lenders consent to consummate acquisitions. As of October 31, 1998, approximately $45.2 million was outstanding under the Agreement. Interest under the Agreement is payable quarterly at prime, or certain other interest rate elections based on LIBOR plus an applicable margin ranging from 1.25% to
2.00 %. The applicable margin can vary from quarter to quarter based on the ratio of the Company's funded debt to cash flow, each as defined in the Agreement. At October 31, 1998 the weighted average interest rate for all outstanding borrowings was approximately 7.12%.

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

         The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, increased to approximately $4.4 million for the three months ended October 31, 1998 from approximately $3.9 million for the three months ended October 31, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of October 31, 1998 increased to approximately $20.5 million from approximately $18.0 million as of July 31, 1998. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

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

         On September 23, 1998, the Company announced that it had entered into an agreement to acquire Q International Courier, Inc., the parent company of Quick International Courier ("Quick"). Terms of the agreement call for the Company to pay $51.0 million in cash and issue 1.5 million shares of its common stock in exchange for all of the capital stock of Quick. Dynamex will also assume $12.0 million in debt of Quick. In addition to the above, Dynamex will be required to pay up to an additional $4.5 million in cash should its common stock not trade at $12.00 per share or above for any 60 days during the two-year period ending September 23, 2000. The Company expects this transaction to close in early 1999.

         In November and December, 1998 two class action lawsuits were filed by shareholders against the Company and certain officers. At this time the Company is unable to determine the likely outcome of this matter or the amount of any potential liability related to these claims.

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

                                                                                             Anticipated
       Phase                Brief description of phase             Percent complete        completion date
 Awareness          Generate awareness of year 2000 problem              100%
                    throughout the organization.

 Inventory          Create a list of all relevant items to be            100%
                    included in the project.

 Assessment         Prioritize the inventory and determine               100%
                    the scope of the remediation and
                    testing effort.

 Conversion         Make all necessary changes to the                    95%                 December 31, 1998
                    inventory items to attain compliance.

 Testing            Verify through a structured testing                  95%                 December 31, 1998
                    process that all inventory is compliant.

 Implementation     Deploy the inventory items back into                 90%                 December 31, 1998
                    production after testing is complete.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
===============================================================================

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

INTEREST RATE EXPOSURE

         The Company has entered into interest rate protection agreements on a portion of the borrowing under its revolving credit facility. Through an interest rate swap, the interest rate on $15.0 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus applicable margin, has been placed on $9.0 million of outstanding debt. Both of these hedging agreements have three-year terms and expire on August 31, 2000. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company and certain of its executive officers as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that it was (I) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. These revisions generally related to non-cash charges associated with various acquisitions consummated by the Company. The lawsuits allege violations of the Securities Act of 1933 and Securities Exchange Act of 1934 in connection with the Company's public filing under such laws during fiscal 1998.

         At this date, no class has been certified nor has any discovery or other proceedings commenced. The Company believes that the lawsuits are without merit and intends to contest them vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)        Exhibits:

                    11.1       Calculation of Net Income Per Common Share

                    27.1       Financial Data Schedule

         (b)        Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DYNAMEX INC.



  Dated:   December 15, 1998 by     /s/ Richard K. McClelland
                                        ---------------------------------------
                                        Richard K. McClelland
                                        President, Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)




  Dated:   December 15, 1998 by     /s/ Robert P. Capps
                                        ---------------------------------------
                                        Robert P. Capps
                                        Executive Vice-President - Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

         EXHIBITS
           11.1       Calculation of Net Income Per Common Share

           27.1       Financial Data Schedule