Form 10-Q
period 1999-01-31
DYNAMEX INC
filed 1999-03-17
CIK 1015483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1999

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

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 15, 1999 was 10,086,967 shares.

===============================================================================

DYNAMEX INC. AND SUBSIDIARIES

===============================================================================

                                      INDEX

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         January 31, 1999 (Unaudited) and July 31, 1998

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three and Six Months ended January 31, 1999 and 1998

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Six Months ended January 31, 1999 and 1998

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   7
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  15

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           16
           Item 6.    Exhibits and Reports on Form 8-K.                                            16

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

===============================================================================

                                                                    January 31,        July 31,
                                                                       1999              1998
                                                                   ------------      ------------
                                                                    (Unaudited)
                         ASSETS

CURRENT
Cash and cash equivalents                                          $      1,476      $      1,361
Accounts receivable (net of allowance for doubtful accounts
   of $1,199 and $967, respectively)                                     29,414            27,171
Prepaid and other current assets                                          7,764             5,932
Deferred income taxes                                                     1,298               888
                                                                   ------------      ------------
TOTAL CURRENT ASSETS                                                     39,952            35,352

Property and equipment - net                                             11,372             9,890
Intangibles - net                                                        91,117            81,955
Deferred income taxes                                                       206               670
Other assets                                                                385               687
                                                                   ------------      ------------
TOTAL ASSETS                                                       $    143,032      $    128,554
                                                                   ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT
Accounts payable trade                                             $      6,336      $      4,294
Accrued liabilities                                                      12,995            12,254
Current portion of long-term debt                                           452               777
                                                                   ------------      ------------
TOTAL CURRENT LIABILITIES                                                19,783            17,325

Long-term debt                                                           49,382            36,287
                                                                   ------------      ------------
TOTAL LIABILITIES                                                        69,165            53,612
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                          --                --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,069 and 10,069 outstanding, respectively                              101               101
Receivable from stockholder                                                (153)             (204)
Additional paid-in capital                                               72,307            72,307
Retained earnings                                                         2,274             3,628
Unrealized foreign currency translation adjustment                         (662)             (890)
                                                                   ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                               73,867            74,942
                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    143,032      $    128,554
                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(In thousands, except per share data)
(Unaudited)

===============================================================================

                                                                Three months ended             Six months ended
                                                                    January 31,                   January 31,
                                                            --------------------------     --------------------------
                                                               1999            1998           1999            1998
                                                            ----------      ----------     ----------      ----------
 Sales                                                      $   57,760      $   48,712     $  117,228      $   95,262

 Cost of sales                                                  39,746          32,623         79,575          64,137
                                                            ----------      ----------     ----------      ----------

 Gross profit                                                   18,014          16,089         37,653          31,125

 Selling, general and administrative expenses                   17,067          11,773         32,306          22,887

 Unusual items                                                   1,733              --          1,733              --

 Depreciation and amortization                                   1,863           1,453          3,694           2,857
                                                            ----------      ----------     ----------      ----------

 Operating income (loss)                                        (2,649)          2,863            (80)          5,381

 Interest expense                                                1,232           1,071          2,175           1,899
                                                            ----------      ----------     ----------      ----------

 Income (loss) before taxes                                     (3,881)          1,792         (2,255)          3,482

 Income tax expense (benefit)                                   (1,580)            753           (901)          1,475
                                                            ----------      ----------     ----------      ----------

Net income (loss)                                           $   (2,301)     $    1,039     $   (1,354)     $    2,007
                                                            ==========      ==========     ==========      ==========

Earnings (loss) per common share - basic:                   $    (0.23)     $     0.14     $    (0.13)     $     0.27
                                                            ==========      ==========     ==========      ==========

Earnings (loss) per common share - assuming dilution:       $    (0.23)     $     0.14     $    (0.13)     $     0.27
                                                            ==========      ==========     ==========      ==========

Weighted average shares:
   Common shares outstanding                                    10,069           7,412         10,069           7,387
   Adjusted common shares - assuming
      exercise of stock options                                 10,069           7,616         10,069           7,558



     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)

===============================================================================

                                                                                      Six months ended
                                                                                        January 31,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                ----------      ----------
OPERATING ACTIVITIES
Net income (loss)                                                               $   (1,354)     $    2,007
Adjustments to reconcile net income (loss) to  net cash provided by (used in) operating activities:
   Depreciation and amortization                                                     3,899           2,857
   Deferred income taxes                                                                54              --
   Write-down of deferred banking fees                                                 207              --
Changes in current operating assets and liabilities:
   Accounts receivable                                                              (1,670)         (2,026)
   Prepaids and other assets                                                        (1,804)            122
   Accounts payable and accrued liabilities                                          2,419          (3,474)
                                                                                ----------      ----------
Net cash provided by (used in) operating activities                                  1,751            (514)
                                                                                ----------      ----------

INVESTING ACTIVITIES
Payments for acquisitions                                                          (11,496)        (18,963)
Purchase of property and equipment                                                  (2,851)         (1,857)
                                                                                ----------      ----------
Net cash used in investing activities                                              (14,347)        (20,820)
                                                                                ----------      ----------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                  (229)             --
Net borrowings under line of credit                                                 13,000          22,004
Proceeds from shareholder's note                                                        51              --
Other assets and deferred offering costs                                              (111)           (513)
                                                                                ----------      ----------
Net cash provided by financing activities                                           12,711          21,491
                                                                                ----------      ----------

NET INCREASE IN CASH                                                                   115             157
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,361           1,326
                                                                                ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    1,476      $    1,483
                                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest                                                          $    1,766      $    1,636
                                                                                ==========      ==========
Cash paid for taxes                                                             $    1,953      $    3,716
                                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities were assumed as follows:
Fair value of assets acquired                                                   $   11,577      $   20,809
Cash paid                                                                          (11,496)        (18,963)
                                                                                ----------      ----------
Liabilities assumed and incurred                                                $       81      $    1,846
                                                                                ==========      ==========


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
===============================================================================

1.       BASIS OF PRESENTATION

         Dynamex Inc. (the "Company" and "Dynamex") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled distribution and
(iii) fleet management.

         The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries: Dynamex Operations East, Inc., Dynamex Operations West, Inc., Dynamex Dedicated Fleet Services, Inc., Dynamex Canada Inc. (formerly Parcelway Courier Systems Canada Ltd.), Alpine Enterprises Ltd., Road Runner Transportation, Inc., New York Document Exchange Corp., U.S.C. Management Systems, Inc., Cannonball, Inc., and Facilities Management & Consulting, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The accounts of Dynamex Canada Inc. are translated into United States dollars with the Canadian dollar as the functional currency.

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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 1999, and the results of its operations for the three and six month periods ended January 31, 1999 and 1998 and its cash flows for the six month periods ended January 31, 1999 and 1998. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       ACQUISITIONS

         During the six months ended January 31, 1999, the Company acquired two same-day delivery businesses operating in two U.S. cities. The aggregate consideration for these acquisitions was approximately $1.8 million in cash.

         In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. In the first six months of 1999, the Company paid $9.7 million of such additional consideration.

         For certain acquisitions, the allocation of the purchase consideration to net assets is preliminary as of January 31, 1999 and will be finalized as additional information becomes available regarding the fair value of assets acquired and liabilities assumed.

         On January 14, 1999, the Company announced that the proposed acquisition of Q International Courier, Inc. ("Quick"), that does business as Quick International Courier, had been terminated. Costs associated with the termination of the Quick acquisition, including a termination penalty and due diligence costs in the aggregate of $1.1 million, were expensed during the three months ended January 31, 1999 and are included in the unusual item caption on the Condensed Statements of Consolidated Operations.

3.       BANK CREDIT AGREEMENT

         Effective as of January 31, 1999, the Company amended its bank credit agreement. Under the terms of the amended agreement, the Company may borrow up to $65 million (formerly $115 million) on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable quarterly at prime plus .50% or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins range from 1.50% to 3.25% and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement.

         Borrowings under the agreement are secured by all of the Company's assets in the United States and by 65% of the stock of the Company's Canadian subsidiary. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholder's equity, fixed charges to cash flow and funded debt to

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================

cash flow, all as defined in the agreement. The agreement also requires the Company, in certain instances, to obtain the consent of the lender for additional acquisitions.

         A portion of unamortized deferred banking fees associated with the bank credit agreement totaling $.2 million (43.5% of unamortized deferred banking fees) has been charged against current earnings and included in interest expense.

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three and six months ended January 31, 1999 were $(1.9) million and $(1.1) million respectively, compared to $.2 million and $1.0 million for the same periods ended January 31, 1998. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments.

5.       UNUSUAL ITEMS

         Unusual items in the second quarter of 1999 include $1.1 million for the write-off of acquisition costs associated with the Quick acquisition and $.6 million for severance and other related costs.

6.       CONTINGENCIES

         In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company and certain of its current and former executive officers as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that it was
(i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. The complaints allege the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuits allege violations of the Securities Act of 1933 and Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of December 3, 1997 through and including October 30, 1998.

         On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. Pursuant to an agreed upon schedule, a consolidated and amended complaint will be filed on March 22, 1999. At this date, no class has been certified nor has any discovery commenced. The Company is unable to determine the likely outcome of this matter or to estimate the amounts or potential range of loss with respect to these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

           The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Risk Factors".

GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through January 31, 1999, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

         A significant portion of the Company's revenues are generated in Canada. For the three and six month periods ended January 31, 1999, Canadian revenues accounted for approximately 32.2% and 31.8%, respectively, of total consolidated revenue, compared to 38.4% and 39.1%, respectively, for the same periods in 1998. This reduction results from recent acquisitions being made primarily in the United States. Before consideration of corporate costs, the majority of which is incurred in the United States, the cost structure of the Company's operations in the United States and in Canada are very similar. Therefore, operating profit, expressed as a percentage of sales, generated in each country is not materially different.

         The conversion rate between the Canadian dollar and the U.S. dollar has declined significantly during the three and six month periods ended January 31, 1999 as compared to the same periods in 1998. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative impact on the Company's reported revenues and results of operations for the three and six month periods ended January 31, 1999. Although the effect was not material, there can be no assurance that future fluctuations in the currency exchange rate will not have a material adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

RESULTS OF OPERATIONS

         Dynamex reported a net loss for the three months and six months ended January 31, 1999 of $2.3 million and $1.4 million, respectively, compared to net income of $1.0 million and $2.0 million, respectively, for the same periods in 1998. Results for 1999 were negatively impacted by second quarter unusual items. Unusual items include $1.1 million for the write-off of costs associated with the termination of the Quick acquisition and $.6 million, primarily for severance costs. Also in 1999, cost of sales includes an additional adjustment for bad debts of $.4 million; selling, general and administrative costs include a charge of $.7 million, primarily for professional fees and $.2 million of foreign currency losses related to inter-company debt transactions. Interest expense includes a charge of $.2 million related to debt costs written off in association with the amendment of the bank credit agreement (see Note 3 of Notes to Condensed Consolidated Financial Statements).

         Results for the latest quarter were disappointing but in management's view, are not indicative of the long-term potential of the Company. Management has begun an in-depth review of all regional, branch and corporate costs with the express goal of streamlining operations and reducing costs in order to achieve a gross profit percentage of at least 33.0% of sales based on the current product mix and EBITDA of at least 10.0% of sales. EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets. The Company has already identified over $1 million in administrative costs which will be phased out in the third and fourth quarters of this fiscal year. Future cost reduction initiatives may result in additional severance and other related costs.

         The Company has also initiated a review and analysis of its billing and collection processes. Additional resources have been employed in the collection process to reduce bad debts as well as days sales outstanding ("DSO"). The Company's goal is to reduce DSO from its present level of 46 days to less than 40 days.

         The following table sets forth for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales:

                                      Three months ended        Six months ended
                                          January 31,             January 31,
                                     -------------------      -------------------
                                      1999         1998        1999         1998
                                     ------       ------      ------       ------
Sales                                 100.0%       100.0%      100.0%       100.0%
Cost of sales                          68.8%        67.0%       67.9%        67.3%
                                     ------       ------      ------       ------
Gross profit                           31.2%        33.0%       32.1%        32.7%

Selling, general and
   administrative expenses             29.5%        24.2%       27.6%        24.0%
Unusual items                           3.0%                     1.5%
Depreciation and amortization           3.2%         3.0%        3.2%         3.0%
                                     ------       ------      ------       ------
Operating income (loss)                (4.5)%        5.8%       (0.2)%        5.7%

Interest expense                        2.1%         2.2%        1.9%         2.0%
                                     ------       ------      ------       ------
Income (loss) before taxes             (6.6)%        3.6%       (2.1)%        3.7%
                                     ======       ======      ======       ======

         Excluding unusual items and the adjustments and charges described above, gross profit, selling, general and administrative expenses and operating income percentages for the three and six months periods ended January 31, 1999 are 31.9%, 28.1%, .7% and 32.5%, 26.8%, 2.5%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

         In the following comparisons of results of operations, results for the three and six months ended January 31, 1999 have been adjusted to exclude the unusual items described above.

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998.

         Sales in 1999 increased $9.1 million, or 18.6%, to $57.8 million from $48.7 million in 1998. Of this increase, $7.9 million was due to acquisitions that occurred at various dates since January 31, 1998, including U.S. acquisitions that generated $7.2 million and Canadian acquisitions that generated $.7 million in additional revenue. Revenue from the Company's same branch operations increased by $1.2 million; a $2.0 million increase from U.S. operations and a $.8 million decrease from Canadian operations (due entirely to a decline in the conversion rate between the U.S. and Canadian dollars). On a functional currency basis, Canadian same branch revenues increased 3.0% or $.8 million.

         Cost of sales in 1999 increased $7.1 million, or 21.8%, to $39.7 million from $32.6 million in 1998. Of this increase, $.4 million was for an additional bad debt reserve and $4.9 million was due to acquisitions; $4.4 million from U.S. and $.5 million from Canadian acquisitions. Cost of sales from same branch operations increased $1.8 million; a $2.0 million increase from U.S. and a $.2 million decrease from Canadian operations (due entirely to a decline in the conversion rate between the U.S. and Canadian dollars). On a functional currency basis, Canadian same branch cost of sales increased 5.8% or $1.1 million. Excluding the additional bad debt reserve, cost of sales, as a percentage of sales, increased to 68.1% from 67.0% in 1998.

         Selling, general and administrative ("SG & A") expenses in 1999 increased $5.3 million, or 45.0%, to $17.1 million from $11.8 million in 1998. This increase is primarily the result of expenses of acquired operations, increased spending for technology, accounting, administrative support and marketing and a charge for additional professional fees of $.7 million. As a percentage of sales, SG & A expenses, excluding the additional professional fees, increased to 28.3% in 1999 compared to 24.2% in 1998.

         Depreciation and amortization in 1999 increased $.4 million, or 28.2%, to $1.9 million from $1.5 million in 1998 and, as a percentage of sales, to 3.2% from 3.0%. This increase results from depreciation and amortization of assets acquired, including the intangible assets associated with the acquisitions discussed above and additional consideration paid to former owners of previously acquired companies.

         Interest expense increased $.2 million in 1999 compared to 1998 due to the write-down of existing bank fees as a result of the amendment of the bank credit agreement. Based on current levels of debt and current interest rates, the Company expects interest expense to increase approximately 18.0% due to the changes incorporated in the amended banking agreement.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998.

         Sales in 1999 increased $21.9 million, or 23.1%, to $117.2 million from $95.3 million in 1998. Of this increase, $20.5 million was due to acquisitions that occurred at various dates since January 31, 1998 including U.S. acquisitions that generated $18.9 million and Canadian acquisitions that generated $1.6 million in additional revenue. Revenue from the Company's same branch operations increased by $1.4 million; a $3.0 million increase from U.S. operations and a $1.6 million decrease from Canadian operations (due entirely to a decline in the conversion rate between the U.S. and Canadian dollars). On a functional currency basis, Canadian same branch revenue increased 4.4% or $2.3 million.

         Cost of sales in 1999 increased $15.5 million, or 24.1%, to $79.6 million from $64.1 million in 1998. Of this increase, $.4 million was for an additional bad debt reserve and $13.0 million was due to acquisitions; $11.9 million from U.S. acquisitions with the remainder from Canadian acquisitions. Cost of sales from same branch operations increased $2.1 million; a $2.9 million increase from U.S. operations and a $.8 million decrease from Canadian operations (due entirely to a decline in the conversion rate between the U.S. and Canadian dollars). On a functional currency basis, Canadian same branch cost of sales increased 5.7% or $2.1 million. Excluding the additional bad debt reserve, cost of sales, as a percentage of sales, increased to 67.5% in 1999 as compared to 67.3% in 1998.

         Selling, general and administrative expenses in 1999 increased $9.4 million, or 41.2%, to $32.3 million from $22.9 million in 1998. This increase is primarily the result of expenses of acquired operations, increased spending for technology, accounting, administrative support and marketing and a charge for additional professional fees of $.7 million. As a percentage of sales, SG & A expenses, excluding the charge for additional professional fees, increased to 27.0% in 1999 as compared to 24.0% in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

         Depreciation and amortization in 1999 increased $.8 million, or 29.3%, to $3.7 million from $2.9 million for 1998 and, as a percentage of sales, to 3.2% from 3.0%. This increase results from depreciation and amortization of assets acquired, including the intangible assets associated with the acquisitions and additional consideration to former owners of previously acquired companies discussed above.

         Interest expense increased $.2 million in 1999 compared to 1998 due to the write-down of existing bank fees as a result of the amendment of the bank credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.8 million in 1999 versus $.5 million used in operating activities in 1998. The increase is primarily due to the net changes in current operating assets and liabilities. Net cash provided by operations prior to changes in current operating assets and liabilities was $2.8 million in 1999 compared to $4.9 million in 1998. The reduction is a direct result of the unusual items, adjustments and charges in the second quarter of 1999.

         The Company's capital needs arise primarily from its acquisition program and the pay out of contingent consideration for past acquisitions, as well as, capital expenditures and working capital needs. During the six months ended January 31, 1999, the Company completed two acquisitions for aggregate consideration of approximately $1.8 million. In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The Company paid approximately $9.7 million to former owners of previously acquired companies as additional purchase consideration during such period. In February 1999 the Company paid an additional $.6 million of purchase consideration to a former owner of a previously acquired company.

         At January 31, 1999 the maximum amount of additional consideration payable, if all performance goals are met, is approximately $10.2 million, of which $9.3 million is payable in cash and $.9 million is payable in shares of the Company's common stock. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

         Capital expenditures for the six months ended January 31, 1999 were approximately $2.9 million. Management is evaluating the Company's capital expenditure program, which consists primarily of improvements to facilities and technologies. As installation of the Company's technological infrastructure has been substantially completed, management anticipates future capital expenditures will not exceed $3.0 million per year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. Additionally, the Company intends to limit its acquisition program for the remainder of this year.

         Effective as of January 31, 1999, the Company amended its bank credit agreement. Under the terms of the amended agreement, the Company may borrow up to $65 million (formerly $115 million) on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable quarterly at prime plus .50% or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins range from 1.50% to 3.25% and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement.

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

         The Company's EBITDA decreased to approximately $3.6 million for the six months ended January 31, 1999 from approximately $8.2 million for the six months ended January 31, 1998. Over $3.0 million of the decrease resulted from the unusual items, adjustments and charges in the second quarter 1999. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of January 31, 1999 increased to approximately $20.2 million from approximately $18.0 million as of July 31, 1998. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth.

         Management expects that the Company's capital requirements, other than to fund acquisitions and contingent consideration payments, will be met from internally generated cash flow. Management expects to continue to meet the capital requirements of its acquisition program and contingent consideration payments from the following sources: (i) internally generated cash flow, (ii) proceeds from borrowings under its revolving credit facility and (iii) the issuance of its common stock to the sellers of acquired businesses. However, the portion of future acquisition costs, which will be funded with such common stock, is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock.

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

         In November and December 1998 two class action lawsuits were filed by shareholders against the Company and certain officers. At this time the Company is unable to determine the likely outcome of this matter or the amount of any potential liability related to these claims.

YEAR 2000 COMPLIANCE

         Currently, there is significant uncertainty among software users regarding the impact of the year 2000 on installed software. To address this issue, the Company has formed a year 2000 compliance team to determine the Company's readiness and to prepare for the year 2000, and the readiness of third parties with whom the Company has material relationships. The Company has determined the following phases for the year 2000 project and the percentage completed of each phase.

   Phase                 Brief description of phase           Percent complete

 Awareness          Generate awareness of year 2000 problem        100%
                    throughout the organization.

 Inventory          Create a list of all relevant items to be      100%
                    included in the project.

 Assessment         Prioritize the inventory and determine         100%
                    the scope of the remediation and
                    testing effort.

 Conversion         Make all necessary changes to the              100%
                    inventory items to attain compliance.

 Testing            Verify through a structured testing            100%
                    process that all inventory is compliant.

 Implementation     Deploy the inventory items back into            98%
                    production after testing is complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

         The Company anticipates spending approximately $10,000 to address the year 2000 problem in certain of the Company's telephone systems used in dispatch. As the testing and implementation phases near completion, the need to develop contingency plans for any unresolved issues will be considered.

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

ACQUISITION STRATEGY; POSSIBLE NEED FOR ADDITIONAL FINANCING

         The Company intends to limit its acquisition activity for the remainder of 1999, however, in order to expand its network of facilities, the Company plans to acquire local delivery businesses in new geographic regions as well as in the metropolitan areas in which the Company currently operates. Due to ongoing consolidation within the same-day delivery and logistics industry, there is significant competition in acquiring such businesses. There can be no assurance that the Company will be able to acquire or profitably manage additional companies or successfully integrate such additional companies into the Company's existing operations. In addition, there can be no assurance that businesses acquired in the future either will be beneficial to the successful implementation of the Company's overall strategy or will ultimately produce returns that justify the investment therein, or that the Company will be successful in achieving meaningful economies of scale through the acquisition thereof.

         The Company's acquisition strategy may require the Company to incur additional debt in the future, may result in potentially dilutive issuances of securities and may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company must obtain the consent of its primary lenders to consummate any acquisition in which the pro forma results of operations would produce a debt to EBITDA ratio in excess of 3.00:1.00. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to implement successfully its acquisition strategy.

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

CLAIMS EXPOSURE

         As of March 15, 1999, the Company utilized the services of over 4,500 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

carries liability insurance with a per claim and an aggregate limit of $15.0 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's results of operations.

CERTAIN TAX MATTERS RELATED TO DRIVERS

         Substantially all of the Company's drivers own their own vehicles and as of March 15, 1999, approximately 90% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

FOREIGN EXCHANGE

         Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The conversion rate between the U.S. dollar and the Canadian dollar has declined significantly during the first two quarters of fiscal year 1999 as compared to the first two quarters of fiscal year 1998. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $7.6 million and a decrease in net income of $.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

         The Company has entered into interest rate protection agreements on a portion of the borrowings under its revolving credit facility. Through an interest rate swap, the interest rate on $15.0 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus applicable margin, has been placed on $9.0 million of outstanding debt. Both of these hedging agreements have three-year terms and expire on August 31, 2000. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

         The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of $.2 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

         In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company and certain of its current and former executive officers as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that it was
(i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. The complaints allege the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuits allege violations of the Securities Act of 1933 and Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of December 3, 1997 through and including October 30, 1998.

         On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. Pursuant to an agreed upon schedule, a consolidated and amended complaint will be filed on March 22, 1999. At this date, no class has been certified nor has any discovery commenced. The Company is unable to determine the likely outcome of this matter or to estimate the amounts or potential range of loss with respect to these matters.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits:

                      10.1 Second Amendment to the Second Amended and Restated Credit Agreement

                      11.1       Calculation of Net Income Per Common Share

                      27.1       Financial Data Schedule

           (b)        Reports on Form 8-K:

                      No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DYNAMEX INC.



Dated:  March 17, 1999            by  /s/ Richard K. McClelland
                                      -----------------------------------------
                                      Richard K. McClelland
                                      President, Chief Executive Officer and
                                      Chairman of the Board
                                      (Principal Executive Officer)




Dated:  March 17, 1999            by  /s/ Ray E. Schmitz
                                      -----------------------------------------
                                      Ray E. Schmitz
                                      Vice President - Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit
         Number               Description
         -------              -----------
         10.1     Second Amendment to the Second Amended and Restated Credit
                  Agreement

         11.1     Calculation of Net Income Per Common Share

         27.1     Financial Data Schedule