Form 10-Q/A
period 1998-04-30
DYNAMEX INC
filed 1999-06-18
CIK 1015483

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A

                                AMENDMENT NO. 2


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

                                                                                                 PAGE

PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Important Explanatory Note                                                    2

                      Condensed Consolidated Balance Sheets                                         3
                         April 30, 1998 (Unaudited) (As Restated) and July 31, 1997

                      Condensed Consolidated Statements of Income (Unaudited)                       4
                         Three and Nine Months ended April 30, 1998 (As Restated) and 1997

                      Condensed Consolidated Statements of Cash Flows (Unaudited)                   5
                         Nine Months ended April 30, 1998 (As Restated) and 1997

                      Notes to the Condensed Consolidated Financial Statements (Unaudited)          6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.                                                 9

PART II. OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.                                            14

                          PART I. FINANCIAL STATEMENTS

                           IMPORTANT EXPLANATORY NOTE


          As discussed in Notes 1 and 5 to the Condensed Consolidated Financial Statements of Dynamex Inc. (the "Company") included herein, the Company has discovered unsupportable accounting entries that increased net income approximately $450,000 in the third quarter 1998 with a corresponding decrease in fourth quarter 1998 net income. The Audit Committee of the Company's Board of Directors has formed a Special Committee of outside directors to review the matter further. The Special Committee has engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in the review. Weil, Gotshal has engaged Deloitte & Touche LLP to assist in connection with the review. Management believes all required adjustments, including adjustments for the unsupportable accounting entries, have been made to the accompanying financial statements. However, this filing is subject to the outcome of the review by the Special Committee and there can be no assurances that further adjustments will not be necessary

 DYNAMEX INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands except per share data)
===============================================================================

                                                                             April 30,          July 31,
                                                                               1998              1997
                                                                        -----------------     ----------
                                                                           (Unaudited)
                                                                          (As Restated -
                                                                        See notes 1 and 5)
ASSETS

 CURRENT ASSETS
      Cash and cash equivalents                                           $        2,741      $    1,326
      Accounts receivable - net                                                   27,592          20,867
      Prepaid and other current assets                                             4,302           3,301
      Deferred income taxes                                                          594             597
                                                                          --------------      ----------

 TOTAL CURRENT ASSETS                                                             35,229          26,091

 PROPERTY AND EQUIPMENT - net                                                      7,856           5,787
 INTANGIBLES - net                                                                77,495          54,036
 DEFERRED INCOME TAXES                                                               747             405
 OTHER ASSETS                                                                      2,090           1,832
                                                                          --------------      ----------

 TOTAL ASSETS                                                             $      123,417      $   88,151
                                                                          ==============      ==========



LIABILITIES

 CURRENT LIABILITIES
      Accounts payable trade                                              $          923      $    1,759
      Accrued liabilities                                                         13,105           9,196
      Income taxes payable                                                         1,141           2,968
      Current portion of long-term debt                                              521             740
                                                                          --------------      ----------

 TOTAL CURRENT LIABILITIES                                                        15,690          14,663

 LONG-TERM DEBT                                                                   63,345          32,388
                                                                          --------------      ----------

 TOTAL LIABILITIES                                                                79,035          47,051
                                                                          --------------      ----------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
      Preferred stock; $0.01 par value, 10,000
        shares authorized; none outstanding                                         --              --
      Common stock; $0.01 par value, 50,000 shares
        authorized; 7,412 and 7,338 shares outstanding, respectively                  74              73
      Additional paid-in capital                                                  41,646          40,967
      Retained earnings                                                            3,157             250
      Unrealized foreign currency translation adjustment                            (495)           (190)
                                                                          --------------      ----------

 TOTAL STOCKHOLDERS' EQUITY                                                       44,382          41,100
                                                                          --------------      ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      123,417      $   88,151
                                                                          ==============      ==========


   See accompanying notes to the condensed consolidated financial statements

 DYNAMEX INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (in thousand except per share data)
 (Unaudited)
===============================================================================

                                                                      Three months ended                Nine months ended
                                                                          April 30,                         April 30,
                                                                 -------------------------          -------------------------
                                                                    1998            1997               1998           1997
                                                                 ---------       ---------          ---------       ---------
                                                               (As Restated -                    (As Restated -
                                                             See Notes 1 and 5)                 See Notes 1 and 5)

 SALES                                                           $  53,131       $  34,155          $ 148,393       $  91,001
 COST OF SALES                                                      35,594          22,501             99,731          60,600
                                                                 ---------       ---------          ---------       ---------
 GROSS PROFIT                                                       17,537          11,654             48,662          30,401
 SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                                       13,124           8,365             36,011          22,930
 DEPRECIATION AND AMORTIZATION                                       1,693             997              4,550           2,514
                                                                 ---------       ---------          ---------       ---------

 OPERATING INCOME                                                    2,720           2,292              8,101           4,957
 INTEREST EXPENSE                                                    1,123             345              3,022             853
                                                                 ---------       ---------          ---------       ---------

 INCOME BEFORE TAXES                                                 1,597           1,947              5,079           4,104
 INCOME TAXES                                                          697             779              2,172           1,639
                                                                 ---------       ---------          ---------       ---------

 INCOME BEFORE EXTRAORDINARY ITEM                                      900           1,168              2,907           2,465

 EXTRAORDINARY LOSS ON EARLY
      RETIREMENT OF DEBT (net of income
      tax benefit of $222)                                            --              --                 --              (335)
                                                                 ---------       ---------          ---------       ---------

 NET INCOME                                                      $     900       $   1,168          $   2,907       $   2,130
                                                                 =========       =========          =========       =========

 EARNING PER COMMON SHARE - BASIC
      Income before extraordinary item                           $    0.12       $    0.17          $    0.39       $    0.38
      Extraordinary loss                                              --              --                 --             (0.05)
                                                                 ---------       ---------          ---------       ---------
      Net income                                                 $    0.12       $    0.17          $    0.39       $    0.33
                                                                 =========       =========          =========       =========

 EARNINGS PER COMMON SHARE -
 ASSUMING DILUTION
      Income before extraordinary item                           $    0.12       $    0.17          $    0.38       $    0.37
      Extraordinary loss                                              --              --                 --             (0.05)
                                                                 ---------       ---------          ---------       ---------
      Net income                                                 $    0.12       $    0.17          $    0.38       $    0.32
                                                                 =========       =========          =========       =========

 WEIGHTED AVERAGE SHARES:
      Common shares outstanding                                      7,412           6,966              7,395           6,465
      Adjusted common shares - assuming exercise
        of stock options                                             7,629           7,075              7,590           6,652


   See accompanying notes to the condensed consolidated financial statements

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
===============================================================================

                                                                                              Nine months ended
                                                                                                   April 30,
                                                                                     -----------------------------------
                                                                                           1998                  1997
                                                                                     -----------------        ----------
                                                                                      (As Restated -
                                                                                     See Notes 1 and 5)
OPERATING ACTIVITIES
Net income                                                                            $    2,907              $    2,130
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                                              4,550                   2,514
Extraordinary loss on early retirement of debt                                              --                       557
Changes in current assets and current liabilities:
     Accounts receivable                                                                  (3,805)                 (3,150)
     Prepaids and other assets                                                               513                    (965)
     Accounts payable and accrued liabilities                                               (754)                  1,551
                                                                                      ----------              ----------
Net cash provided by operating activities                                                  3,411                   2,637
                                                                                      ----------              ----------

INVESTING ACTIVITIES

Payments for acquisitions                                                                (28,517)                (16,544)
Purchase of property and equipment                                                        (3,033)                 (1,377)
                                                                                      ----------              ----------
Net cash used in investing activities                                                    (31,550)                (17,921)
                                                                                      ----------              ----------

FINANCING ACTIVITIES

Principal payment on long-term debt                                                         --                    (5,498)
Net borrowing under line of credit                                                        30,454                     678
Net proceeds from sale of common stock                                                      --                    21,148
Other asset, deferred offering expenses and intangibles                                     (900)                   (746)
                                                                                      ----------              ----------
Net cash provided by financing activities                                                 29,554                  15,582
                                                                                      ----------              ----------

NET INCREASE IN CASH                                                                       1,415                     298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,326                     894
                                                                                      ----------              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    2,741              $    1,192
                                                                                      ==========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST
     Cash paid for interest                                                           $    2,785              $      898
                                                                                      ==========              ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities
     were assumed as follows:
     Fair value of assets acquired                                                    $   31,646              $   21,771
     Cash paid                                                                           (28,517)                (16,544)
                                                                                      ----------              ----------
     Liabilities assumed and incurred                                                 $    3,129              $    5,227
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

         The accompanying interim financial statements are unaudited. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

         The Company has discovered unsupportable accounting entries that increased net income approximately $450,000 in the third quarter 1998 with a corresponding decrease in fourth quarter 1998 net income. The unsupportable entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. The Audit Committee of the Company's Board of Directors has formed a Special Committee of outside directors to review the matter further. The Special Committee has engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in the review. Weil, Gotshal has engaged Deloitte & Touche LLP to assist in connection with the review. Management believes all required adjustments, including adjustments for the unsupportable accounting entries, have been made to the accompanying financial statements. However, these financial statements are subject to the outcome of the review by the Special Committee and there can be no assurances that further adjustments will not be necessary.

         Subject to the foregoing, management believes that the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at April 30, 1998, the results of its operations for the three and nine month periods ended April 30, 1998 and 1997 and its cash flows for the nine month periods ended April 30, 1998 and 1997. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company's financial statements for the fiscal year ended July 31, 1997. Certain prior period amounts have been reclassified for comparative purposes.

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

                                                                            Nine months ended
                                                                                April 30,
                                                                 ---------------------------------------
                                                                      1998                      1997
                                                                 -------------             -------------

          Sales                                                  $     163,695            $      144,722
                                                                 =============             =============

          Net income                                             $       3,196            $        2,987
                                                                 =============             =============

          Earnings per common share - basic:                     $        0.43             $        0.40
                                                                 =============             =============

          Earnings per common share -
             assuming dilution                                   $        0.42             $        0.39
                                                                 =============             =============

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

5.       RESTATEMENT

         A summary of the effect of this restatement on the Condensed Consolidated Balance Sheet at April 30, 1998 (Unaudited), is as follows (in thousands):

                                                                As Previously          Amendment #2
                                                                  Reported              Restatement
                                                                -------------          ------------

          Accounts receivable - net                              $    27,796           $    27,592
          Prepaid and other current assets                             4,637                 4,302
          Accrued liabilities                                         12,955                13,105
          Income taxes payable                                         1,388                 1,141
          Retained earnings                                            3,599                 3,157

DYNAMEX INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
===============================================================================

         A summary of the effect of this restatement on the Condensed Consolidated Statements of Income (Unaudited) for the three and nine month periods ended April 30, 1998, is as follows (in thousands except per share data):

                                                     As Previously         Amendment #2
                                                       Reported             Restatement
                                                     Three Months          Three Months
                                                         Ended                 Ended
                                                    April 30, 1998        April 30, 1998
                                                    --------------        --------------

     Cost of sales                                  $       34,905        $       35,594
     Income taxes                                              944                   697
     Net income                                              1,342                   900
     Earnings per common share:
        Basic                                                 0.18                  0.12
        Assuming dilution                                     0.18                  0.12


                                                     As Previously         Amendment #2
                                                       Reported             Restatement
                                                      Nine Months           Nine Months
                                                         Ended                 Ended
                                                    April 30, 1998        April 30, 1998
                                                    --------------        --------------

     Cost of sales                                  $       99,042        $       99,731
     Income taxes                                            2,419                 2,172
     Net income                                              3,349                 2,907
     Earnings per common share:
        Basic                                                 0.45                  0.39
        Assuming dilution                                     0.44                  0.38

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

           This discussion contains forward-looking statements which involve assumptions regarding Company operations and future prospects. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among other things, statements with respect to the outcome of the Special Committee's review, acquisition strategy, competition, foreign exchange, and risks associated with the local delivery industry. These and other risks are mentioned from time to time in the Company's filings with the Securities and Exchange Commission. Caution should be taken that these factors could cause the actual results to differ from those stated or implied in this and other Company communications.

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

         The Company has discovered unsupportable accounting entries that increased net income approximately $450,000 in the third quarter 1998 with a corresponding decrease in fourth quarter 1998 net income. The Audit Committee of the Company's Board of Directors has formed a Special Committee of outside directors to review the matter further. The Special Committee has engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in the review. Weil, Gotshal has engaged Deloitte & Touche LLP to assist in connection with the review. Management believes all required adjustments, including adjustments for the unsupportable entries, have been made to the accompanying financial statements. However, these financial statements are subject to the outcome of the review by the Special Committee and there can be no assurances that further adjustments will not be necessary.

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

         The conversion rate between the Canadian dollar and the U.S. dollar has declined significantly during fiscal 1998 as compared to the same periods in 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues. The effect of this decline on the Company's net income for the nine months ended April 30, 1998 has not been material, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of sales:

                                                           Three months ended               Nine months ended
                                                                April 30,                        April 30,
                                                     ---------------------------       --------------------------
                                                          1998            1997             1998             1997
                                                     -------------     ---------       -------------     --------
                                                     (as restated)                     (as restated)


     Sales                                                 100.0%         100.0%             100.0%        100.0%
     Cost of sales                                          67.0%          65.9%              67.2%         66.6%
                                                      ----------       --------        -----------       -------
          Gross profit                                      33.0%          34.1%              32.8%         33.4%

     Selling, general and administrative expenses           24.7%          24.5%              24.3%         25.2%
     Depreciation and amortization                           3.2%           2.9%               3.1%          2.8%
                                                      ----------       --------        -----------       -------
          Operating income                                   5.1%           6.7%               5.4%          5.4%

     Interest expense                                        2.1%           1.0%               2.0%          0.9%
                                                      ----------       --------        -----------       -------
          Income before taxes and extraordinary item         3.0%           5.7%               3.4%          4.5%
                                                      ==========       ========        ===========       =======

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

         Cost of sales for the three months ended April 30, 1998 increased $13.1 million, or 58.2%, to $35.6 million from $22.5 million for the three months ended April 30, 1997 primarily due to the acquisitions and increased sales from existing operations. As a percentage of sales, such amounts increased to 67.0% for the three months ended April 30, 1998 as compared to 65.9% for the three months ended April 30, 1997.

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

         Cost of sales for the nine months ended April 30, 1998 increased $39.1 million, or 64.6%, to $99.7 million from $60.6 million for the nine months ended April 30, 1997 primarily due to the acquisitions and increased sales volumes from existing operations. As a percentage of sales, such costs increased to 67.2% for the nine months ended April 30, 1998 as compared to 66.6% for the nine months ended April 30, 1997.

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

         The Company's EBITDA, defined as income excluding interest, taxes, depreciation and amortization of goodwill and other intangible assets, increased to approximately $12.7 million for the nine months ended April 30, 1998 from approximately $7.5 million for the nine months ended April 30, 1997. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of April 30, 1998 increased to approximately $19.5 million from approximately $11.4 million as of July 31, 1997. These increases in liquidity are due in part to the increased level of operations arising from acquired businesses and internal sales growth, as well as from improved profitability in the Company's existing operations.

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



                                          DYNAMEX INC.



     Dated:       June 18, 1999           by  /s/Richard K. McClelland
                                              -------------------------------
                                              Richard K. McClelland
                                              President, Chief Executive
                                              Officer and Chairman of the Board
                                              (Principal Executive Officer)




     Dated:       June 18, 1999           by  /s/ Ray E. Schmitz
                                              -------------------------------
                                              Ray E. Schmitz
                                              Vice President- Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX




         EXHIBITS

           11.1       Calculation of Net Income Per Common Share

           27.1       Financial Data