Form 10-Q
period 1999-04-30
DYNAMEX INC
filed 1999-06-18
CIK 1015483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

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

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of June 11, 1999 was 10,206,817 shares.


===============================================================================

DYNAMEX INC. AND SUBSIDIARIES
===============================================================================

                                      INDEX

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Important Explanatory Note                                                    2

                      Condensed Consolidated Balance Sheets                                         3
                         April 30, 1999 (Unaudited) and July 31, 1998

                      Condensed Statements of Consolidated Operations (Unaudited)                   4
                         Three and Nine Months ended April 30, 1999 and 1998 (As restated)

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   5
                         Nine Months ended April 30, 1999 and 1998 (As restated)

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              6

           Item 2.    Management's Discussion and Analysis of Financial Condition                   8
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  16

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           17
           Item 6.    Exhibits and Reports on Form 8-K.                                            17

                          PART I. FINANCIAL STATEMENTS

                           IMPORTANT EXPLANATORY NOTE

         As discussed in Note 1 to the Condensed Consolidated Financial Statements of Dynamex Inc. (the "Company") included herein, the Company has discovered unsupportable accounting entries that increased net income approximately $450,000 in the third quarter 1998 with a corresponding decrease in fourth quarter 1998 net income. Full fiscal year 1998 and quarterly results for fiscal year 1999 were not impacted by these entries. The Audit Committee of the Company's Board of Directors has formed a Special Committee of outside directors to review the matter further. The Special Committee has engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in the review. Weil, Gotshal has engaged Deloitte & Touche LLP to assist in connection with the review. Management believes all required adjustments, including adjustments for the unsupportable accounting entries, have been made to the accompanying financial statements. However, this filing is subject to the outcome of the review by the Special Committee and there can be no assurances that further adjustments will not be necessary.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)
===============================================================================

                                                                      April 30,        July 31,
                                                                        1999            1998
                                                                    ------------    ------------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $      1,351    $      1,361
Accounts receivable (net of allowance for doubtful accounts
   of $829 and $967, respectively)                                        27,811          27,171
Prepaid and other current assets                                           6,060           5,932
Deferred income taxes                                                      1,357             888
                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                      36,579          35,352

Property and equipment - net                                              10,666           9,890
Intangibles - net                                                         95,342          81,955
Deferred income taxes                                                         --             670
Other assets                                                                 790             687
                                                                    ------------    ------------
TOTAL ASSETS                                                        $    143,377    $    128,554
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable trade                                              $      3,742    $      4,294
Accrued liabilities                                                       18,535          12,254
Current portion of long-term debt                                            437             777
                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                 22,714          17,325

Deferred income taxes                                                        229              --
Long-term debt                                                            45,787          36,287
                                                                    ------------    ------------
TOTAL LIABILITIES                                                         68,730          53,612
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized,
   none outstanding                                                           --              --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,087 and 10,069 outstanding, respectively                               101             101
Receivable from stockholder                                                 (128)           (204)
Additional paid-in capital                                                72,363          72,307
Retained earnings                                                          2,639           3,628
Unrealized foreign currency translation adjustment                          (328)           (890)
                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                74,647          74,942
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    143,377    $    128,554
                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(In thousands, except per share data)
(Unaudited)
===============================================================================

                                                                        Three months ended            Nine months ended
                                                                            April 30,                     April 30,
                                                                    ---------------------------   ----------------------------
                                                                        1999           1998           1999            1998
                                                                    ------------   ------------   ------------    ------------
                                                                                  (As restated -                 (As restated -
                                                                                   see note 1)                    see note 1)
 Sales                                                              $     61,263   $     53,131   $    178,491    $    148,393

 Cost of sales                                                            41,407         35,594        121,054          99,731
                                                                    ------------   ------------   ------------    ------------

 Gross profit                                                             19,856         17,537         57,437          48,662

 Selling, general and administrative expenses                             15,761         13,124         47,995          36,011

 Unusual items                                                                53             --          1,786              --

 Depreciation and amortization                                             2,031          1,693          5,688           4,550
                                                                    ------------   ------------   ------------    ------------

 Operating income                                                          2,011          2,720          1,968           8,101

 Interest expense                                                          1,125          1,123          3,337           3,022
                                                                    ------------   ------------   ------------    ------------

 Income (loss) before taxes                                                  886          1,597         (1,369)          5,079

 Income tax expense (benefit)                                                521            697           (380)          2,172
                                                                    ------------   ------------   ------------    ------------

Net income (loss)                                                   $        365   $        900   $       (989)   $      2,907
                                                                    ============   ============   ============    ============

Earnings (loss) per common share - basic:                           $       0.04   $       0.12   $      (0.10)   $       0.39
                                                                    ============   ============   ============    ============

Earnings (loss) per common share - assuming dilution:               $       0.04   $       0.12   $      (0.10)   $       0.38
                                                                    ============   ============   ============    ============

Weighted average shares:
   Common shares outstanding                                              10,085          7,412         10,075           7,395
   Adjusted common shares - assuming
      exercise of stock options                                           10,222          7,629         10,075           7,590



     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
===============================================================================

                                                                                Nine months ended
                                                                                   April 30,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------    ------------
                                                                                        (As restated -
                                                                                         see note 1)
OPERATING ACTIVITIES
Net income (loss)                                                        $       (989)   $      2,907
Adjustments to reconcile net income (loss) to  net cash provided by operating activities:
   Depreciation and amortization                                                6,033           4,550
   Deferred income taxes                                                          431              --
   Write-down of deferred banking fees                                            207              --
Changes in current operating assets and liabilities:
   Accounts receivable                                                           (552)         (3,805)
   Prepaids and other assets                                                     (127)            513
   Accounts payable and accrued liabilities                                       734            (754)
                                                                         ------------    ------------
Net cash provided by operating activities                                       5,737           3,411
                                                                         ------------    ------------

INVESTING ACTIVITIES
Payments for acquisitions                                                     (11,615)        (28,517)
Purchase of property and equipment                                             (2,966)         (3,033)
                                                                         ------------    ------------
Net cash used in investing activities                                         (14,581)        (31,550)
                                                                         ------------    ------------

FINANCING ACTIVITIES
Principal payments on long-term debt                                             (519)             --
Net borrowings under line of credit                                             9,680          30,454
Net proceeds from sale of common stock                                             56              --
Proceeds from stockholder's note                                                   76              --
Other assets and deferred offering costs                                         (459)           (900)
                                                                         ------------    ------------
Net cash provided by financing activities                                       8,834          29,554
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                   (10)          1,415
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,361           1,326
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $      1,351    $      2,741
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest                                                   $      2,733    $      2,785
                                                                         ============    ============
Cash paid for taxes                                                      $      1,478    $      3,999
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described,
 liabilities were assumed as follows:
Fair value of assets acquired                                            $     16,696    $     31,646
Accrued contingent payments                                                    (5,000)             --
Cash paid                                                                     (11,615)        (28,517)
                                                                         ------------    ------------
Liabilities assumed and incurred                                         $         81    $      3,129
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

         The Company has discovered unsupportable accounting entries that increased net income approximately $450,000 in the third quarter 1998 with a corresponding decrease in fourth quarter 1998 net income. Results for the full fiscal year 1998 and quarterly results for fiscal year 1999 were not impacted by these entries. The unsupportable entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. The Audit Committee of the Company's Board of Directors has formed a Special Committee of outside directors to review the matter further. The Special Committee has engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in the review. Weil, Gotshal has engaged Deloitte & Touche LLP to assist in connection with the review. Management believes all required adjustments, including adjustments for the unsupportable accounting entries, have been made to the accompanying financial statements. However, these financial statements are subject to the outcome of the review by the Special Committee and there can be no assurance that further adjustments will not be necessary.

         Subject to the foregoing, management believes the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position at April 30, 1999, the results of its operations for the three and nine month periods ended April 30, 1999 and 1998 and its cash flows for the nine month periods ended April 30, 1999 and 1998. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company's financial statements for the fiscal year ended July 31, 1998. Certain prior period amounts have been reclassified for comparative purposes.

2.       ACQUISITIONS

         During the nine months ended April 30, 1999, the Company acquired two same-day delivery businesses operating in two U.S. cities. The aggregate consideration for these acquisitions was approximately $1.8 million in cash.

         In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. In the first nine months of 1999, the Company paid $9.8 million of such additional consideration. During the three months ended April 30, 1999, the Company accrued $5.0 million of additional consideration that has been earned and will be paid during the fourth quarter of 1999.

         For certain acquisitions, the allocation of the purchase consideration to net assets is preliminary as of April 30, 1999 and will be finalized as additional information becomes available regarding the fair value of assets acquired and liabilities assumed.

         On January 14, 1999, the Company announced that the proposed acquisition of Q International Courier, Inc. ("Quick"), that does business as Quick International Courier, had been terminated. Costs associated with the termination of the Quick acquisition, including a termination penalty and due diligence costs in the aggregate of $1.1 million, were expensed during the three months ended January 31, 1999 and are included in the unusual items caption on the Condensed Statements of Consolidated Operations.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
===============================================================================


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

         A portion of unamortized deferred banking fees associated with the bank credit agreement totaling $.2 million (43.5% of unamortized deferred banking fees) has been charged against second quarter 1999 earnings and is included in interest expense.

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three and nine months ended April 30, 1999 were $.7 million and $(.4) million respectively, compared to $1.6 million and $2.6 million for the same periods ended April 30, 1998. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments.

5.       UNUSUAL ITEMS

         Unusual items in the second quarter of 1999 include $1.1 million for the write-off of acquisition costs associated with the Quick acquisition and $.7 million for severance and other related costs.

6.       CONTINGENCIES

         In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company and certain of its current and former executive officers as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that it was
(i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. The complaints allege the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuits allege violations of the Securities Act of 1933 and Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of December 3, 1997 through and including October 30, 1998. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety. At this date, no class has been certified nor has any discovery commenced. The Company is unable to determine the likely outcome of this matter or to estimate the amounts or potential range of loss with respect to these matters.

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

GENERAL

         The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through April 30, 1999, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

           As discussed in Note 1 to the Condensed Consolidated Financial Statements of Dynamex Inc. (the "Company") included herein, the Company has discovered unsupportable accounting entries that increased net income approximately $450,000 in the third quarter 1998 with a corresponding decrease in fourth quarter 1998 net income. Full fiscal year 1998 and quarterly results for fiscal year 1999 were not impacted by these entries. The Audit Committee of the Company's Board of Directors has formed a Special Committee of outside directors to review the matter further. The Special Committee has engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in the review. Weil, Gotshal has engaged Deloitte & Touche LLP to assist in connection with the review. Management believes all required adjustments, including adjustments for the unsupportable accounting entries, have been made to the accompanying financial statements. However, these financial statements are subject to the outcome of the review by the Special Committee and there can be no assurances that further adjustments will not be necessary.

         A significant portion of the Company's revenues are generated in Canada. For the three and nine month periods ended April 30, 1999, Canadian revenues accounted for approximately 33.4% and 32.3%, respectively, of total consolidated revenue, compared to 36.2% and 38.1%, respectively, for the same periods in 1998. This reduction results from recent acquisitions being made primarily in the United States. Before consideration of corporate costs, the majority of which is incurred in the United States, the cost structure of the Company's operations in the United States and in Canada are very similar. Therefore, operating profit, expressed as a percentage of sales, generated in each country is not materially different.

         The conversion rate between the Canadian dollar and the U.S. dollar was significantly lower for both the three and nine month periods ended April 30, 1999 as compared to the same periods in 1998. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative impact on the Company's reported revenues and results of operations for the three and nine month periods ended April 30, 1999. There can be no assurance that future fluctuations in the currency exchange rate will not have a material adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
================================================================================


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales:

                                             Three months ended                  Nine months ended
                                                  April 30,                          April 30,
                                      --------------------------------    ---------------------------------
                                           1999              1998              1999               1998
                                      --------------    --------------    --------------     --------------
                                                        (As Restated -                       (As Restated -
                                                         see Note 1)                          see Note 1)
Sales                                          100.0%            100.0%            100.0%             100.0%
Cost of sales                                   67.6%             67.0%             67.8%              67.2%
                                      --------------    --------------    --------------     --------------
Gross profit                                    32.4%             33.0%             32.2%              32.8%

Selling, general and
   administrative expenses                      25.7%             24.7%             26.9%              24.3%
Unusual items                                    0.1%              0.0%              1.0%               0.0%
Depreciation and amortization                    3.3%              3.2%              3.2%               3.1%
                                      --------------    --------------    --------------     --------------
Operating income                                 3.3%              5.1%              1.1%               5.4%

Interest expense                                 1.8%              2.1%              1.9%               2.0%
                                      --------------    --------------    --------------     --------------
Income before taxes                              1.5%              3.0%             (0.8)%              3.4%
                                      ==============    ==============    ==============     ==============

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998.

         Sales in 1999 increased $8.1 million, or 15.3%, to $61.3 million from $53.1 million in 1998. Of this increase, $6.0 million was due to acquisitions that occurred at various dates since January 31, 1998, including U.S. acquisitions that generated $5.6 million and Canadian acquisitions that generated $.4 million in additional revenue. Revenue from the Company's same branch operations increased by $2.1 million; a $1.3 million increase from U.S. operations and a $.8 million increase from Canadian operations. On a functional currency basis, Canadian same branch revenue increased $2.6 million.

         Cost of sales in 1999 increased $5.8 million, or 16.3%, to $41.4 million from $35.6 million in 1998. Of this increase, $3.6 million was due to acquisitions; $3.3 million from U.S. and $.3 million from Canadian acquisitions. Cost of sales from same branch operations increased $2.2 million; a $1.4 million increase from U.S. and a $.8 million increase from Canadian operations. Cost of sales, as a percentage of sales, increased to 67.6% from 67.0% in 1998. Management has made significant progress towards achieving its goal of a 33% gross profit margin. The Company's gross profit margin has increased from 31.2% for the three months ended January 31, 1999 to 32.4% for the three months ended April 30, 1999.

         Selling, general and administrative ("SG & A") expenses in 1999 increased $2.6 million, or 20.1%, to $15.8 million from $13.1 million in 1998. As a percentage of sales, SG & A expenses increased to 25.7% in 1999 compared to 24.7% in 1998. This increase is primarily the result of expenses of acquired operations for companies purchased during or after the third quarter 1998, increased costs associated with the centralization of the technology and accounting functions and increased legal costs associated with the class action lawsuit. Management's plans to centralize the technology and accounting functions, convert to a standard operating platform and implement Oracle accounting, payroll and human resource software should be substantially completed during the next three quarters. Full realization of the cost reductions associated with these initiatives should be realized in the succeeding quarters.

         Depreciation and amortization in 1999 increased $.3 million, or 20.0%, to $2.0 million from $1.7 million in 1998 and, as a percentage of sales, to 3.3% from 3.2%. This increase results from depreciation and amortization of assets acquired, including the intangible assets associated with the acquisitions discussed above and the additional consideration paid to former owners of acquired companies.

         Interest expense remained constant at $1.1 million for both years. As a percentage of sales, interest expense decreased to 1.8% in 1999 from 2.1% in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998.

         Sales in 1999 increased $30.1 million, or 20.3%, to $178.5 million from $148.4 million in 1998. Of this increase, $27.6 million was due to acquisitions that occurred at various dates since April 30, 1998 including U.S. acquisitions that generated $25.6 million and Canadian acquisitions that generated $2.0 million in additional revenue. Revenue from the Company's same branch operations increased by $2.5 million; a $3.3 million increase from U.S. operations and a $.8 million decrease from Canadian operations. On a functional currency basis, Canadian same branch revenue increased $4.8 million.

         Cost of sales in 1999 increased $21.3 million, or 21.4%, to $121.1 million from $99.7 million in 1998. Of this increase $17.4 million was due to acquisitions; $15.9 million from U.S. acquisitions with the remainder from Canadian acquisitions. Cost of sales from same branch operations increased $3.9 million; resulting principally from U.S. operations. Cost of sales, as a percentage of sales increased to 67.8 % from 67.2% in 1998.

         Selling, general and administrative expenses in 1999 increased $12.0 million, or 33.3%, to $48.0 million from $36.0 million in 1998. As a percentage of sales, SG & A expenses increased to 26.9% in 1999 compared to 24.3% in 1998. This increase is primarily the result of expenses of acquired operations, increased costs associated with the centralization of the technology and accounting functions and increased legal costs associated with the class action lawsuit. Management's plans to centralize the technology and accounting functions, convert to a standard operating platform and implement Oracle accounting, payroll and human resource software should be substantially completed during the next three quarters. Full realization of the cost reductions associated with these initiatives should be realized in the succeeding quarters.

         Depreciation and amortization in 1999 increased $1.1 million, or 25.0%, to $5.7 million from $4.6 million for 1998 and, as a percentage of sales, to 3.2% from 3.1%. This increase results from depreciation and amortization of assets acquired, including the intangible assets associated with acquisitions and the additional consideration paid to former owners of previously acquired companies discussed above.

         Interest expense increased $.3 million in 1999 compared to 1998 due primarily to the write-down of existing bank fees as a result of the amendment of the bank credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $5.7 million in 1999 versus $3.4 million provided by operating activities in 1998. The increase is primarily due to the net changes in current operating assets and liabilities. Net cash provided by operations, prior to changes in current operating assets and liabilities, was $5.7 million in 1999 compared to $7.5 million in 1998. The reduction is a direct result of the unusual items, adjustments and charges in the second quarter of 1999.

         During the quarter, the Company's increased emphasis on collections resulted in a decrease in accounts receivable of $1.6 million from $29.4 million at January 31, 1999 to $27.8 million at April 30, 1999. The Company has reduced its DSO from 46 days at January 31, 1999 to 41 days at April 30, 1999.

         The Company's capital needs arise primarily from its acquisition program and the payment of contingent consideration for past acquisitions, as well as, capital expenditures and working capital needs. During the nine months ended April 30, 1999, the Company completed two acquisitions for aggregate consideration of approximately $1.8 million. In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The Company paid approximately $9.8 million to former owners of previously acquired companies as additional purchase consideration during such period, and has accrued $5.0 million of additional purchase consideration that has been earned and will be paid in the fourth quarter of 1999. Also, in June 1999, the Company issued 119,850 shares of common stock as additional consideration.

         At April 30, 1999 the maximum amount of additional consideration payable, if all performance goals are met, is approximately $10.4 million, including the $5.0 million accrual for payments due in the fourth quarter of 1999 and $.4 million for the common stock issued in June 1999. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

         Capital expenditures for the nine months ended April 30, 1999 were approximately $3.0 million. During the next three fiscal quarters, the Company expects to complete its planned conversion to a common operating platform for customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

order entry and dispatching. The Company also expects to complete the implementation of the Oracle financial and payroll and human resources software. The Company anticipates capital expenditures will average approximately $.8 million per quarter for the next two quarters, and will be reduced to $.5 million per quarter. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. Additionally, the Company intends to limit its acquisition program for the remainder of this year.

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

         The Company's EBITDA increased to approximately $4.0 million for the three months ended April 30, 1999 from $(.8) million for the three months ended January 31, 1999. For the nine months ended April 30, 1999 the Company's EBITDA was approximately $7.7 million compared to approximately $12.7 million for the nine months ended April 30, 1998. Over $3.0 million of the decrease resulted from the unusual items, adjustments and charges in the second quarter 1999. Management believes that the current quarter's EBITDA is more indicative of future performance than year to date EBITDA amounts. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of April 30, 1999 excluding the $5.0 million accrual of contingent consideration, increased slightly to approximately $18.9 million from approximately $18.0 million as of July 31, 1998.

         Management expects that the Company's capital requirements; other than to fund acquisitions and contingent consideration payments, will be met from internally generated cash flow. Management expects to continue to meet the capital requirements of its acquisition program and contingent consideration payments from the following sources: (i) internally generated cash flow, (ii) proceeds from borrowings under its revolving credit facility and (iii) the issuance of its common stock to the sellers of acquired businesses. However, the portion of future acquisition costs, which will be funded with such common stock, is dependent upon the sellers' willingness to accept the stock as partial consideration and the Company's willingness to issue such stock based on the market price of the stock.

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

CLAIMS EXPOSURE

         As of April 30, 1999, the Company utilized the services of over 4,500 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $15.0 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's results of operations.

CERTAIN TAX MATTERS RELATED TO DRIVERS

         Substantially all of the Company's drivers own their own vehicles and as of April 30, 1999, approximately 90% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
===============================================================================

compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

FOREIGN EXCHANGE

         Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The conversion rate between the U.S. dollar and the Canadian dollar was significantly lower for the first three quarters of fiscal year 1999 as compared to the first three quarters of fiscal year 1998. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

DEPENDENCE ON KEY PERSONNEL

         The Company's success is largely dependent on the skills, experience and performance of certain key members of its management. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success and plans for growth also depend on its ability to attract, train and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
================================================================================

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

         The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $7.7 million and a decrease in net income of $.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company and certain of its current and former executive officers as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that it was
(i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. The complaints allege the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuits allege violations of the Securities Act of 1933 and Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of December 3, 1997 through and including October 30, 1998. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety. At this date, no class has been certified nor has any discovery commenced. The Company is unable to determine the likely outcome of this matter or to estimate the amounts or potential range of loss with respect to these matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)        Exhibits:

                   11.1       Calculation of Net Income Per Common Share

                   27.1       Financial Data Schedule

        (b)        Reports on Form 8-K:

                   No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DYNAMEX INC.


Dated:       June 18, 1999          by  /s/ Richard K. McClelland
                                        ---------------------------------------
                                        Richard K. McClelland
                                        President, Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)




Dated:       June 18, 1999          by  /s/ Ray E. Schmitz
                                        ---------------------------------------
                                        Ray E. Schmitz
                                        Vice President - Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



         EXHIBITS
           11.1       Calculation of Net Income Per Common Share

           27.1       Financial Data Schedule