Form 10-K
period 1999-07-31
DYNAMEX INC
filed 2000-06-30
CIK 1015483

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on September 16, 1999 was approximately $22,387,000.

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of September 16, 1999 was 10,206,817 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                                                 PAGE
                                                                                                 ----

                                     PART I

EXPLANATORY NOTE....................................................................               1

ITEM 1.    BUSINESS.................................................................               2

ITEM 2.    PROPERTIES...............................................................              11

ITEM 3.    LEGAL PROCEEDINGS........................................................              11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................              12

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS......................................................              13

ITEM 6.    SELECTED FINANCIAL DATA..................................................              14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................................              15

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..............................................................              21

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................              21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................................              21

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................              23

ITEM 11.   EXECUTIVE COMPENSATION...................................................              24

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................................              27

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................              27

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.................................................................              28

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


EXPLANATORY NOTE

    As discussed in Note 1 to the Consolidated Financial Statements of Dynamex Inc., the Company discovered unsupportable accounting entries in the prior year during its review of the fiscal third quarter financial statements ending April 30, 1999. The unsupportable accounting entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. On June 14, 1999, the Audit Committee of the Company's Board of Directors formed a Special Committee of outside directors to review the matter further. The Special Committee engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in connection with the review. Weil, Gotshal engaged Deloitte & Touche LLP to assist in connection with the review.

    On September 17, 1999, the Special Committee of the Board of Directors announced the results of its review. The Special Committee recommended to the Board of Directors among other things, and the Board of Directors concurred, that the reported financial results for fiscal years 1997 and 1998 and the first three quarters of fiscal year 1999 be adjusted and restated. The adjustments resulted from the improper application of generally accepted accounting principles to purchase accounting, the improper deferral of expenses, the unsupported accounting entries and the recognition of revenues prior to services being rendered or before all contingencies were resolved.

    As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment. See Note 8 of Notes to Consolidated Financial Statements.

    Due to the lack of audited financial statements, the American Stock Exchange ("AMEX") suspended trading in Dynamex Inc. stock effective September 16, 1999. Trading remains suspended at this date. AMEX also notified the Company that it shall have until June 30, 2000 to file, with the Securities and Exchange Commission (the "Commission"), its Form 10-K for the fiscal years ending July 31, 1999, 1998 and 1997 and Form 10-Q for the first three quarters of the fiscal year ending July 31, 2000, or be delisted from AMEX. The Company is prepared to file all such documents on or before June 30, 2000.

    As a result of additional analysis and review during the re-audit, certain additional adjustments were identified that impacted the financial statements for the years ended July 31, 1999, 1998 and 1997. These adjustments related primarily to the reduction in the carrying value of intangibles, an additional bad debt accrual, a valuation reserve related to federal net operating losses in the U.S., a reduction in the value of fixed assets and an additional accounts payable accrual.

    This Form 10-K includes in Item 14 such restated financial statements for the years ended July 31, 1998 and 1997, and other information relating to such restated financial statements, including Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). Information regarding the effect of the restatement on Dynamex's results of operations for the years ended July 31, 1998 and 1997 are included in the Notes to Consolidated Financial Statements included in Item 14.

ITEM 1. BUSINESS

GENERAL

    Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. From its base as the largest nationwide same-day transportation company in Canada, over the last four years Dynamex has established a presence in 21 metropolitan markets in the United States and has continued to expand its system in Canada. Through its network of branch offices, the Company provides same-day, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to traditional on-demand delivery services, the Company offers scheduled distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers' products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company's on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company's operation and management of a customer's mailroom.

    The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. In May 1995, the Company acquired Dynamex Express and, in July 1995, the Company changed its name to Dynamex Inc. At the time of its acquisition by the Company, Dynamex Express had developed a national network of 20 locations across Canada and offered an array of services on a national, multi-city and local basis. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless, which had operations in eight U.S. cities and two Canadian cities. In August 1996, in conjunction with the Company's initial public offering (the "IPO") the Company acquired five same-day delivery businesses in three U.S. and two Canadian cities (the "IPO Acquisitions"). Subsequent to the IPO and through September 30, 1998 the Company acquired 22 additional same-day delivery businesses in thirteen U.S. and three Canadian cities. See "--Recent Acquisitions."

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

    Same-Day On-Demand Delivery. The Company provides same-day intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third party air or motor carriers in conjunction with the Company's ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries. For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 62%, 62% and 66%, respectively, of the Company's revenues were generated from on-demand same-day delivery services.

    Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services for time-sensitive local deliveries. Scheduled distribution services include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area the Company provides scheduled, as well as on-demand, delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 12%, 13% and 13%, respectively, of the Company's revenues were generated from same-day scheduled distribution services.

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

    By outsourcing their fleet management, the Company's customers (i) utilize the Company's distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 26%, 25% and 21%, respectively, of the Company's revenues were generated from fleet management and other outsourcing services.

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

SALES AND MARKETING

    The Company markets its services through a sales force comprised of national and local sales representatives. The Company's national sales force, comprised of approximately 5 persons, includes product specialists dedicated to specific services, such as fleet management. Additionally, some of these specialists have developed expertise in servicing certain industries such as banks and telecommunications companies. As part of its overall marketing plan, the Company intends to increase the number of national product and industry specialists. Approximately 80 local employee sales representatives target business opportunities from the branch offices and approximately 20 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company's sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company's national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.

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

    Fostering strategic alliances with customers who offer services that complement those of the Company is an important component of the Company's marketing strategy. For example, under an agreement with Purolator, the Company serves as Purolator's exclusive provider of same-day courier services, which services are then marketed by Purolator to its customers. The Company also provides Purolator with local and inter-city, same-day ground courier service for misdirected Purolator shipments. Purolator, in turn, serves as the Company's exclusive provider of overnight delivery services which services are marketed by the Company to its customers. Purolator reports that it is the largest overnight courier in Canada with approximately 12,000 employees who process over 2.5 million pieces each week.

CUSTOMERS

    The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to seventy pounds to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that for the fiscal year ended July 31, 1999, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the Company's customers are located in Canada. For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 32.6%, 36.6% and 51.8% of the Company's revenues, respectively, were generated in Canada. See
Note 14 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign operations.

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

    The Company's principal competitors for drivers are other delivery companies within each market area and e-commerce companies. Management believes that its method of driver compensation, which is based on a percentage of the delivery charge, is attractive to drivers and helps the Company to recruit and retain drivers.

RECENT ACQUISITIONS

    Commencing with the IPO in August 1996 and continuing through September 1998, the Company acquired the following same-day delivery businesses (collectively the "Acquisitions"):


                                                          METROPOLITAN AREAS           EFFECTIVE DATE
                            COMPANY                             SERVED                 OF ACQUISITION
           ---------------------------------------      ----------------------        ----------------
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

----------

(1) Collectively the "IPO Acquisitions."

(2) Collectively the "Fiscal 1997 Acquisitions."

(3) Collectively the "Fiscal 1998 Acquisitions."

(4) Collectively the "Fiscal 1999 Acquisitions."


    The aggregate consideration paid by the Company for the Acquisitions included cash paid of approximately $81.3 million and the issuance by the Company of approximately $700,000 in promissory notes and approximately 1,499,000 shares of common stock. In addition, in certain instances, the Company may pay additional cash consideration if such acquired businesses obtain certain performance goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consideration paid by the Company for the Acquisitions was determined through arms-length negotiations among the Company and the representatives of the owners of these acquired companies. The factors considered by the parties in determining the purchase price include, among other things, the historical operating results and the future prospects of the acquired companies.

    Each of the Acquisitions has been accounted for using the purchase method of accounting. Accordingly, each acquired company is included in the Company's consolidated results of operations from the date of its respective acquisition.

    On September 23, 1998, the Company announced that it had entered into a definitive agreement to acquire Q International Courier, Inc. ("Quick"), the parent company of Quick International Courier. On January 15, 1999, Dynamex Inc. announced that the Company and Quick mutually agreed to terminate the agreement by which Dynamex would acquire Quick. Dynamex expensed $1.1 million in costs associated with the Quick acquisition in the second quarter ended January 31, 1999. See Note 1 of Notes to Consolidated Financial Statements.

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

EMPLOYEES

    At June 1, 2000, the Company had approximately 2,950 employees, of whom approximately 1,950 primarily were employed in various management, supervisory, administrative, and other corporate positions and approximately 1,000 were employed as drivers and messengers. Additionally at June 1, 2000, the Company had contracts with approximately 4,000 independent owner-operator drivers. Management believes that the Company's relationship with such employees and independent owner-operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

    Of the approximately 5,000 drivers and messengers used by the Company as of October 16, 1998, approximately 1,700 are located in Canada and approximately 3,300 are located in the U.S. Approximately 65% of the drivers and messengers located in Canada are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. Unions represent none of the Company's U.S. employees, drivers or messengers.

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

ACQUISITION STRATEGY; POSSIBLE NEED FOR ADDITIONAL FINANCING

    The Company completed its last acquisition in August 1998. Currently, there are no pending nor are there any contemplated acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company must obtain the consent of its primary lenders to consummate any acquisition. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Claims Exposure

    As of June 1, 2000, the Company utilized the services of approximately 5,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $20.0 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Certain Tax Matters Related to Drivers

    Substantially all of the Company's drivers own their own vehicles and as of June 1, 2000, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

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

Foreign Exchange

    Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations; therefore, any change in the exchange rate will effect the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of Notes to Consolidated Financial Statements.

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

Risks Associated with the Local Delivery Industry; General Economic Conditions

    The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company's significant customers and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company's services.

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

Volatility of Stock Price

    Prices for the Company's common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the Company and general economic and market conditions. Variations in the Company's operating results, general trends in the industry and other factors could cause the market price of the common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the common stock could be affected by such fluctuations. Furthermore, the American Stock Exchange suspended trading in the Company's common stock on September 16, 1999. Trading remains suspended at this date. AMEX also notified the Company that it shall have until June 30, 2000 to file with the Commission, its Form 10-K for the fiscal years ended July 31, 1999, 1998 and 1997, and Forms 10-Q for the first three quarters of fiscal year 2000, or be delisted from AMEX. The ability of the Company to retain its listing status on AMEX and to resume trading in the Company's common stock will likely impact prices for the common stock.

ITEM 2. PROPERTIES

    The Company leases facilities in 67 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:


                                                                  NUMBER OF
                                       LOCATION                  PROPERTIES
                                ----------------------           ----------
                                CANADA
                                Alberta                               4
                                British Columbia                      6
                                Manitoba                              2
                                Newfoundland                          1
                                Nova Scotia                           1
                                Ontario                               7
                                Quebec                                2
                                Saskatchewan                          4
                                                                     --
                                          Canadian Total             27
                                                                     ==

                                U.S
                                Arizona                               1
                                California                            3
                                Colorado                              1
                                Connecticut                           1
                                District of Columbia                  1
                                Georgia                               1
                                Illinois                              3
                                Maryland                              1
                                Massachusetts                         1
                                Minnesota                             1
                                Missouri                              2
                                New Jersey                            2
                                New York                              9
                                North Carolina                        2
                                Ohio                                  1
                                Pennsylvania                          1
                                Tennessee                             1
                                Texas                                 3
                                Virginia                              4
                                Washington                            1
                                                                     --
                                          U.S. Total                 40
                                                                     ==

    The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 1999, 1998 and 1997 were approximately $4,345,000, $3,482,000 and $2,056,000, respectively. The Company's principal executive offices are located in Irving, Texas. See Note 9 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

    In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company, Richard K. McClelland, the Company's Chief Executive Officer, and Robert P. Capps, the Company's former Chief Financial Officer, as defendants. The lawsuits arise from the Company's November 2, 1998, announcement that it was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety.

    On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal 1998. On September 17, 1999 the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would among other things, restate its previously reported financial results for the fiscal years 1997 and 1998 and the first three quarters of the fiscal year 1999.

    On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint, which added allegations relating to information disclosed in the Company's June 14 and September 1999 press releases. In addition to the defendants named in the original complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999.

    On December 8, 1999, Dynamex moved to dismiss the complaint in its entirety on the grounds that plaintiffs' complaint fails to meet the required pleading standards and that the claims are deficient as a matter of law. Briefing of the motion was completed on June 1, 2000, and the motion is now awaiting disposition. At this date, no class has been certified nor has any discovery commenced. The Company is unable to determine the likely outcome of this matter or to reasonably estimate the amount of loss with respect to this matter.

    On April 10, 2000, Reliance Insurance Company filed a notice of action in the Superior Court of Justice in Ontario, Canada, seeking a declaratory judgment that defendants in the shareholder class action are not entitled to reimbursement under the Reliance insurance policy for losses incurred in connection with that action. The Reliance policy provides $3 million in excess coverage to supplement the $2 million in coverage provided to the Company pursuant to the underlying policy issued by American Home Assurance Company.

    The Special Committee of the Board of Directors has kept the SEC apprised of its inquiry and the restatement process. The Company has received an informal request for information from the Staff of the Commission for documents concerning the circumstances of the proposed restatement of the Company's prior period financial statements. The Company has cooperated with the Commission and produced documents responsive to its request.

    At this time management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of loss with respect to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on February 17, 1999. The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:

ELECTION OF DIRECTORS:

           Nominee                            For                  Against                Withheld

 Richard K. McClelland                      6,271,062                  -                   19,100

 James M. Hoak, Jr.(1)                      6,271,062                  -                   19,100

 Stephen P. Smiley                          6,271,062                  -                   19,100

 Wayne Kern                                 6,280,912                  -                    9,250

 Brian J. Hughes                            6,280,912                  -                    9,250

 Kenneth H. Bishop                          6,271,062                  -                   19,100

(1)      Mr. Hoak resigned from the Board on June 14, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market Information -- The Company's common stock began trading on the AMEX under the symbol "DDN" on May 17, 1999. Previously the Company's common stock was traded over-the-counter on the NASDAQ National Market under the symbol "DYMX" beginning on August 13, 1996. As a result of the Company's announcement that financial statements for the years ended July 31, 1998 and 1997 would be restated and should not be relied upon, the AMEX suspended trading in the Company's common stock on September 16, 1999. Trading remains suspended at this date. AMEX also notified the Company that it shall have until June 30, 2000 to file with the Commission its Form 10-K for the fiscal years ended July 31, 1999, 1998 and 1997, and Forms 10-Q for the fist three quarters of fiscal year 2000, or be delisted from AMEX. The Company is prepared to file all such documents with the Commission on or before June 30, 2000. The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX or NASDAQ National Market:


                                                       HIGH          LOW
                                                     ---------    ---------
             FISCAL 1997
             First Quarter (from August 13, 1996)    $  11.750    $   8.000
             Second Quarter                             11.625        8.375
             Third Quarter                              13.125        5.750
             Fourth Quarter                              8.875        5.750
             FISCAL 1998
             First Quarter                              11.000        6.500
             Second Quarter                             11.625        9.375
             Third Quarter                              13.625       10.813
             Fourth Quarter                             13.875       10.500
             FISCAL 1999
             First Quarter                              11.000        6.000
             Second Quarter                              6.063        3.625
             Third Quarter                               4.063        2.031
             Fourth Quarter                              3.500        2.688

    Holders -- As of September 16, 1999, the approximate number of holders of record of common stock was 100.

    Dividends -- The Company has not declared or paid any cash dividends on its common stock since its inception. The Company intends to retain future earnings for the operation and expansion of its business and does not anticipate paying any cash dividend in the foreseeable future. In addition, the Company's Credit Agreement restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

    Recent Sales of Unregistered Securities -- In May 1999, the Company issued 119,850 shares of common stock to the owners of Road Management Systems, Inc. as partial consideration for the acquisition of such delivery company.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data for the three years ended July 31, 1999 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 1996 and 1995 has been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The selected financial data are qualified in the entirety, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. Selling, general and administrative expenses for the year ended July 31, 1999 include $2.5 million of costs related to the Special Committee process and non-recurring audit fees, $1.4 million for the write-off of expenses associated with the failed Q International and other acquisitions and $0.7 million for severance and other restructuring costs.


                                                                       YEARS ENDING JULY 31,
                                                     ------------------------------------------------------------
                                                        1999        1998         1997         1996         1995
                                                     ---------    ---------    ---------    ---------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 (restated)   (restated)
Statement of Operations Data:
  Sales                                              $ 239,631    $ 208,019    $ 132,587    $  71,812   $  21,032
  Cost of sales                                        163,156      140,037       88,342       50,018      14,336
                                                     ---------    ---------    ---------    ---------   ---------
    Gross profit                                        76,475       67,982       44,245       21,794       6,696
  Selling, general and administrative expenses          66,166       55,866       34,197       17,545       7,225
  Depreciation and amortization (including
   intangible impairment of $3,971 in 1999)             13,211        8,770        4,991        1,542         690
 (Gain) loss on disposal of property and equipment         205         (199)         (57)          --          --
                                                     ---------    ---------    ---------    ---------   ---------
    Operating income (loss)                             (3,107)       3,545        5,114        2,707      (1,219)
  Interest expense, net                                  4,572        4,228        1,600        1,655         403
                                                     ---------    ---------    ---------    ---------   ---------
  Income (loss) before taxes                            (7,679)        (683)       3,514        1,052      (1,622)
  Income taxes                                          (1,003)         935        1,825          176           3
                                                     ---------    ---------    ---------    ---------   ---------
  Net income (loss), before extraordinary item       $  (6,676)   $  (1,618)   $   1,689    $     876   $  (1,625)
                                                     =========    =========    =========    =========   =========
  Net income (loss) per common share, before
    extraordinary item
    -- basic                                         $   (0.66)   $   (0.20)   $    0.25    $    0.34   $   (1.90)
                                                     =========    =========    =========    =========   =========
    -- assuming dilution                             $   (0.66)   $   (0.20)   $    0.25    $    0.23   $   (1.90)
                                                     =========    =========    =========    =========   =========
  Common shares outstanding                             10,099        7,937        6,670        2,543         855
  Adjusted common shares                                10,099        7,937        6,839        3,732         855
Other Data:
  Cash dividends declared per common share           $      --    $      --    $      --    $      --   $      --
                                                     =========    =========    =========    =========   =========
  Earnings (loss) before interest, taxes,
    depreciation and amortization(1)                 $  10,104    $  12,315    $  10,105    $   4,249   $    (529)
                                                     =========    =========    =========    =========   =========


                                                                   JULY 31,
                                              ---------------------------------------------------
                                                1999        1998      1997       1996      1995
                                              --------    --------  --------   --------   -------
                                                                 (IN THOUSANDS)
                                                        (restated)  (restated)
Balance Sheet Data:
  Working capital                             $ 11,329   $ 15,402   $ 11,236   $  4,086   $  1,484
  Total assets                                 130,422    122,769     85,497     34,999     17,194
  Long-term debt, excluding current portion     46,690     36,287     32,388     20,036      5,924
  Stockholders' equity                          61,547     67,959     38,948      6,158      4,650

(1) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. Cash flows provided by operating activities for the three years ended July 31, 1999 were $9,017, $5,361, and $2,527 respectively. Cash flows used in investing activities for the three years ended July 31, 1999 were $17,204, $39,000 and $33,452 respectively. Cash flows provided by financing activities for the three years ended July 31, 1999 were $9,979, $34,210 and $30,571 respectively.

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

GENERAL

    In May 1995, the Company acquired Dynamex Express, the ground courier operations of Air Canada ("Dynamex Express"), which was led by Richard K. McClelland, the Company's Chief Executive Officer, and which had a national network of 20 locations across Canada. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless Incorporated and Mayne Nickless Canada Inc. (together, "Mayne Nickless") which had operations in eight U.S. cities and two Canadian cities. In August 1996, the Company completed the IPO Acquisitions and thereby acquired five same-day delivery businesses in three U.S. and two Canadian cities. Subsequent to the IPO and through July 31, 1997, the Company completed the Fiscal 1997 Acquisitions and thereby acquired an additional 11 same-day delivery businesses in six U.S. and two Canadian cities. Between August 1, 1997 and July 31, 1998, the Company completed the Fiscal 1998 Acquisitions, and thereby acquired nine same-day delivery businesses in eight U.S. cities and one Canadian city. In September 1998, the Company acquired two same-day delivery businesses in two U.S. cities. See "Business -- Recent Acquisitions." Each of these acquisitions has been accounted for using the purchase method of accounting. Accordingly, the Company's historical results of operations reflect the results of acquired operations from the date of acquisition. As a result of these various acquisitions, the historical operating results of the Company for the periods presented are not necessarily comparable.

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

    Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs and third party delivery charges, if any. Substantially all of the drivers used by the Company own their own vehicles, and approximately 80% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company's driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

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

    A significant portion of the Company's revenues is generated in Canada. For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 32.6%, 36.6%, and 51.8%, respectively, of the Company's revenues were generated in Canada. The decrease in the proportion of revenues generated in Canada is attributable to the high proportion of U.S. businesses acquired in the Acquisitions. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company's operations in the U.S. and in Canada is very similar. Consequently, when expressed as a percentage of U.S. or Canadian sales, as appropriate, the operating profit generated in each such country (before deduction of corporate costs) is not materially different.

    In July 1998 the Company sold its Canadian Strategic Stocking business for cash of approximately $670,000 and a note in the amount of $234,000. The note is payable in installments of $134,000 on January 31, 1999; $100,000 on July 31, 1999. An additional $436,000 is contingently payable from 10% of the annual revenues in excess of a specified base level over a five year period, from the business sold. In connection with the sale, the Company entered into a services agreement with the purchaser whereby the Company will provide transportation, warehouse and inventory management and related services over a five-year period. In addition the Company has agreed to reimburse the purchaser, during the term of the services agreement, for certain promotional and employee-related compensation related to the business and the services provided by the Company. These costs are estimated to be approximately $150,000 to $130,000 annually. The cash and non-contingent portion of the note in excess of the basis of the net assets of the Canadian Strategic Stocking business, received upon closing the transaction which amounts to approximately $900,000, was deferred at July 31, 1998. This deferred revenue will be recognized over future periods as services are provided under the services agreement. In the fiscal year ended July 31, 1999, the Company recognized $485,000 of the deferred gain and earned and received an additional $172,000 of contingent payments.

    The conversion rate between the U.S. dollar and Canadian dollar declined during the fiscal year ending July 31, 1999 as compared to July 31, 1998. The conversion rate also had declined in the fiscal year ending July 31, 1998 compared to the fiscal year ended July 31, 1997. As the Canadian dollar is the functional currency for the Company's Canadian operations, this decline has had a negative effect on the Company's reported revenues. The effect of this decline on the Company's net income for the fiscal years ended July 31, 1999 and 1998 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain items from the Company's consolidated statement of operations, expressed as a percentage of sales. The following table excludes $4.6 million of unusual and non-recurring selling, general and administrative expenses for the year ended July 31, 1999 ($2.5 million for the Special Committee process and non-recurring audit fees, $1.4 million for the write-off of expenses associated with the failed Q International and other acquisitions and $0.7 million for severance and other restructuring costs). The table also excludes an impairment of intangibles of $4.0 million from depreciation and amortization for the year ended July 31, 1999.


                                                                         YEARS ENDING JULY 31,
                                                                --------------------------------------
                                                                    1999          1998         1997
                                                                ----------    ----------    ----------
                                                                        (a)   (restated)     (restated)
Sales                                                                100.0%        100.0%         100.0%
Cost of sales                                                         68.1%         67.3%          66.6%
                                                                ----------    ----------     ----------
  Gross profit                                                        31.9%         32.7%          33.4%
Selling, general and administrative expenses                          25.7%         26.9%          25.8%
Depreciation and amortization                                          3.9%          4.2%           3.7%
(Gain) loss on disposal of property                                    0.1%         (0.1)%           --%
                                                                ----------    ----------     ----------
  Operating income                                                     2.2%          1.7%           3.9%
Interest expense                                                       1.9%          2.0%           1.2%
                                                                ----------    ----------     ----------
  Income (loss) before taxes                                           0.3%         (0.3)%          2.7%
                                                                ==========    ==========     ==========

    (a) Excludes non-recurring and unusual charges and adjustments described in the paragraph above.

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

    The net loss for the year ended July 31, 1999 was $6,676,000 versus a net loss of $1,618,000 for the year ended July 31, 1998. The results for 1999 include non-recurring and unusual charges and adjustments. Selling, general and administrative costs include non-recurring audit fees of approximately $2.1 million related to the 1999 audit and the re-audit and restatement of the results for the years ended July 31, 1998 and 1997, professional fees in support of the Special Committee review of $400,000, $1.4 million for the write-off of costs associated with the failed Q International and other acquisitions, and $0.7 million for severance and other restructuring costs. In addition, the Company reduced the carrying value of goodwill and covenants not-to-compete for its Dallas, Texas and Hartford, Connecticut operations in the fourth quarter of 1999 by some $4 million. The Company also provided a 100% valuation allowance of approximately $930,000 for federal net operating losses incurred in 1999 compared to $1,146,000 for federal net operating losses incurred in 1998. The following discussion and analysis excludes the aforementioned non-recurring and unusual charges and adjustments in this paragraph.

    Sales for the year ended July 31, 1999 increased approximately $32 million or 15.2%, to $240 million from $208 million for the year ended July 31, 1998. Approximately $30 million of the increase was from the 1998 and 1999 Acquisitions with the remainder from increased sales from the Company's existing operations. The decline in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of decreasing 1999 sales by some $4.5 million had the conversion rate been the same as in 1998. Sales from branches operating throughout both periods increased 1.7% in 1999 compared to 1998. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in sales from branches operating throughout both periods was 3.5%.

    Cost of sales increased approximately $23 million or 16.5% to $163 million in 1999 from $140 million in 1998. The increase primarily relates to the 1998 and 1999 Acquisitions, an increase in the provision for bad debts from 0.3% of sales in 1998 to 0.8% in 1999 and an increase in the percentage of scheduled and distribution and outsourcing revenues that have a higher cost of sales than on-demand. The increase in bad debts in 1999 primarily relates to the Dallas, Texas and Hartford, Connecticut operations. Management believes that future bad debts will be in the 0.3% to 0.5% of total sales range. As the Company pursues new opportunities with national accounts, management anticipates that on-demand revenues will decrease as a percentage of total sales, and therefore that cost of sales will increase as a percentage of total sales.

    Selling, general and administrative costs increased $8.3 million to $64 million in the year ended July 31,1999 from $56 million for the same period in 1998. The increase results from the 1998 and 1999 Acquisitions and the additional costs associated with building and installing a wide-area network, the conversion of the customer order processing and dispatching system to a common platform and the audit, professional and legal fees described above. The Company will continue to incur additional costs to complete the conversion to a common platform and to convert the Company's payroll, human resources and financial and accounting systems to Oracle at an estimated cost of approximately $0.5 million that will be financed from internally generated cash flows. In addition, the Company will incur legal costs related to the class action lawsuit.

    Depreciation and amortization increased $470,000 or 5.4% primarily due to the amortization of the value of goodwill and covenants not-to-compete associated with the 1998 and 1999 Acquisitions. Excluding future acquisitions, if any, management anticipates that depreciation and amortization will decrease in fiscal year 2000 and future years due primarily to a reduction in the amortization of covenants not-to-compete that are fully amortized over three years.

    Interest expense for the year ended July 31, 1999 increased $344,000, or 8.1%, to $4.6 million from $4.2 million for the year ended July 31, 1998 primarily the result of additional borrowings required to finance the Fiscal 1999 Acquisitions and the Fiscal 1998 Acquisitions and the 1999 earn-out payments.

FISCAL YEAR ENDED JULY 31, 1998 COMPARED TO FISCAL YEAR ENDED JULY 31, 1997

    Sales for the year ended July 31, 1998 increased $75 million, or 56.9%, to $208 million from $133 million for the year ended July 31, 1997 primarily due to the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions, as well as increased sales from the Company's existing operations. Due to a decline in the conversion rate between the U.S. dollar and the Canadian dollar, the Company's reported sales for the year ended July 31, 1998 were approximately $3.8 million less than would have been reported for such period had the conversion rate been the same as in the year ended July 31, 1997.

    Cost of sales for the year ended July 31, 1998 increased $52 million, or 58.5%, to $140 million from $88 million for the year ended July 31, 1997, primarily due to the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions. As a percentage of sales, such costs increased to 67.3% from 66.6%. This increase reflects the generally lower gross profit associated with certain services, specifically outsourcing or fleet management services and scheduled distribution services. Due in part to the Company's acquisition of the Nydex Companies in October 1997, these lower gross margin services comprised an increased proportion of the Company's business in the year ended July 31, 1998 relative to the year ended July 31, 1997.

    Selling, general and administrative expenses for the year ended July 31, 1998 increased $22 million, or 63.4%, to $56 million from $34 million for the year ended July 31, 1997, primarily reflecting the expenses of the acquired operations and increased spending for marketing, technology and administrative support. As a percentage of sales, selling, general and administrative expenses increased to 26.9% from 25.8%, which reflects the additional costs noted above. Also, selling, general and administrative expenses for the year ended July 31, 1998 include approximately $0.5 million in payments to former owners of acquired businesses pursuant to settlement of employment agreements.

    Depreciation and amortization for the year ended July 31, 1998 increased $3.8 million, or 75.7%, to $8.8 million from $5.0 million in the year ended July 31, 1997 and, as a percentage of sales, increased to 4.2% from 3.7%. These increases primarily resulted from depreciation and amortization of assets acquired in the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions.

    Interest expense for the year ended July 31, 1998 increased $2.6 million, or 164.3%, to $4.2 million from $1.6 million for the year ended July 31, 1997 primarily as a result of the additional borrowings required to finance the Fiscal 1997 Acquisitions and the Fiscal 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES.

    The Company's capital needs arose primarily from its acquisition program and, to a lesser extent, its capital expenditures and working capital needs.

    During the fiscal year ended July 31, 1999, the Company completed two acquisitions for aggregate consideration of approximately $1.8 million. In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. In conjunction with the acquisitions, the Company issued 119,850 shares of common stock and paid approximately $12 million in cash during the fiscal year ended July 31, 1999 as additional consideration.

    During the year ended July 31, 1998, the Company completed nine acquisitions for aggregate consideration of approximately $34 million, consisting of $33 million in cash and the issuance of approximately 114,000 shares of common stock. The cash portion of the consideration for the acquisitions consummated after July 31, 1997 was provided by borrowings under the Credit Facility. In conjunction with the acquisitions, the Company paid approximately $3 million in cash during the fiscal year ended July 31, 1998 as additional consideration.

    During the fiscal year ended July 31, 1997, the Company completed 16 acquisitions for aggregate consideration of approximately $43 million. Of this aggregate consideration, approximately $11 million was paid by the issuance of approximately 1,265,000 shares of the Company's common stock to the sellers of the acquired businesses, approximately $700,000 was paid with promissory notes issued by the Company to the sellers and approximately $31 million was paid in cash. In August 1996, the Company completed its IPO and received net proceeds of approximately $21 million. Of these proceeds, $7 million was utilized to pay the cash portion of the consideration for the IPO Acquisitions and the balance of $14 million was used to retire outstanding debt. The balance of the cash consideration paid for the acquisitions completed during the fiscal year ended July 31, 1997 was provided by cash flow from operations and proceeds from the Credit Facility.

    In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. The estimated maximum amount of additional consideration payable, if all performance goals are met, is approximately $5.6 million payable in cash at July 31, 1999. These payments of additional consideration are to be made on specified dates through October 2000, and generally commence at the end of the twelve-month period following the completion of the relevant acquisition. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the Credit Facility.

    In May 1998, the Company completed a follow-on offering of 2.5 million shares of common stock. Net proceeds to the Company, after deducting underwriters discount and offering costs, amounted to approximately $30 million, all of which was used to reduce amounts outstanding under the Credit Facility. In conjunction with the follow-on offering, the Company amended the Credit Facility to provide for total borrowings of up to $115 million, of which $36 million was outstanding as of July 31, 1998.

    As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment. The Company intends to refinance or restructure the outstanding bank line of credit prior to July 31, 2000. At July 31, 1999, the weighted average interest rate for all outstanding borrowings was approximately 8.38%. See Note 8 of Notes to Consolidated Financial Statements.

    The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9 million of outstanding debt. These hedging arrangements mature on August 31, 2000. At the present time, the Company has no plans to replace the hedges when they expire. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition. See Note 8 of Notes to Consolidated Financial Statements and "Risk Factors -- Acquisition Strategy; Possible Need for Additional Financing."

    During the fiscal years ended July 31, 1999, 1998 and 1997, the Company spent approximately $3.4 million, $3.8 million and $2.2 million, respectively, on capital expenditures, which expenditures primarily related to improvements in infrastructure and technology to support the Company's expanding operations. Management expects the amount of capital expenditures for these purposes in future years to be comparable to the expenditures made in the year ended July 31, 1999. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. The Company's expansion of its national marketing program consists primarily of increased hiring and salary expenditures related to additional product specialists. These marketing expenditures have not, nor does management expect that in the future they will have, a significant impact on the Company's liquidity. See "Business -- Sales and Marketing."

    The Company's cash flow provided by operations for the fiscal years ended July 31, 1999, 1998 and 1997 were approximately $9.0 million, $5.4 and $2.5 million, respectively. Consequently, increases in working capital and purchases of property and equipment during such periods were financed entirely by internally generated cash flow.

    Management expects that its capital requirements will generally be met from internally generated cash flow. The Company's access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital. The Company completed its last acquisition in August 1998. Currently there are not pending nor are there any contemplated acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company may be unable to implement successfully its acquisition strategy.

    The Company is a defendant in a class action lawsuit. See Item 3 Legal Proceedings and Note 9 of Notes to Consolidated Financial Statements for further information. At this time management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of loss with respect to this matter.

YEAR 2000 COMPLIANCE

    The Company did not experience any significant malfunctions or errors in its operating or business systems as a result of the Year 2000. Based upon operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000. It is possible the full impact of the date change has not been fully recognized. However, the Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

    The Company has not, nor does it expect to, incur any material costs associated with the Year 2000.

DEFERRED TAXES

    The Company has incurred taxable net operating losses in the United States of $2,622,000, $3,197,000 and $333,000 for the years ended July 31, 1999, 1998 and 1997, respectively. In addition, the Company has generated unused foreign tax credits related to its Canadian operations of $442,000. The Company has established 100% valuation allowances in accordance with the provisions of SFAS No. 109 for U.S. operating losses and foreign tax credits not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

INFLATION

    The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future. However, there can be no assurance the Company's business will not be affected by inflation in the future.

FINANCIAL CONDITION

    The Company believes its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet the Company's operational needs, however, the Company may require additional financing to pay future earn-out payments to the owners of acquired businesses.

ACCOUNTING PRONOUNCEMENTS

In July 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

    With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934.

    While the Company believes its strategic plan is on target and the business outlook remains strong, several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:

    o   The competitive nature of the same-day delivery business.

    o The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.

    o A change in the current tax status of courier drivers from independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

    o A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

    o Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations.

    o   The ability of the Company to obtain adequate financing.

    o The ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

    o   The loss of quality drivers to e-commerce companies.

    o   The outcome of the Shareholder class action lawsuit.

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

    The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $7.8 million and a decrease in net income of $.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On February 29, 2000, Deloitte & Touche LLP ("D&T") delivered a letter to the Registrant that stated the client-auditor relationship between Dynamex Inc. and Deloitte & Touche LLP has ceased.

    The reports of D&T on the consolidated financial statements of the Registrant for the fiscal years ended July 31, 1998 and July 31, 1997 did not contain any adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. As discussed below, On September 17, 1999, the Registrant announced that the previously issued 1997 and 1998 annual financial statements and the auditors' reports thereon should not be relied upon.

    In connection with the audits of the Registrant's consolidated financial statements for the fiscal years ended July 31, 1999, 1998 and 1997 and during the subsequent unaudited interim periods since the most recently ended fiscal year, there were no disagreements with D&T on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the matter in their report other than as follows:

    In connection with the audit of the Registrant's consolidated financial statements for the fiscal year ended July 31, 1998, D&T reported to the Registrant's Audit Committee the following disagreements between D&T and the Registrant, each of which were satisfactorily resolved before D&T issued an unqualified opinion with respect to the Registrant's financial statements:

    o D&T disagreed with the Registrant's view that a gain should be recognized immediately on the sale of the Registrant's Canadian strategic stocking location services division.

    o D&T disagreed with the adequacy of Registrant's allowance for doubtful accounts.

    o D&T disagreed with the Registrant's accounting for the settlement of certain employment obligations as additional purchase consideration.

    o D&T disagreed with the Registrant's accounting for certain vehicle rental costs recorded as additional purchase consideration for an acquired entity.

    In late November 1998, D&T apprised a member of the Audit Committee and the Chief Financial Officer of the Registrant of certain material weaknesses in internal control noted during the audit of the financial statements of the Registrant for the fiscal year ended July 31, 1998 by providing them a draft of a letter communicating internal control related matters ("Management Letter"). D&T subsequently delivered to the Audit Committee its Management Letter and a letter addressing required communications with the Audit Committee identifying significant deficiencies that could adversely affect the Registrant's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. The material weaknesses in internal control included the following: (1) Inadequate overall internal control design; (2) absence of appropriate reviews and approvals of transactions, accounting entries, or systems output; (3) inadequate procedures for appropriately assessing and applying accounting principles; (4) inadequate provisions for the safeguarding of assets; (5) failure to perform tasks that are part of a sound system of internal control, such as preparation of timely account reconciliations; and, (6) absence of a sufficient level of control consciousness within the organization. On January 25, 1999 the Chief Financial Officer and the Controller of the Registrant resigned.

    On January 25, 1999 the Registrant appointed a new Vice President and Controller and a new Vice President Finance. The Audit Committee instructed the new financial management team to address the weaknesses noted by D&T in their Management Letter and to implement appropriate internal controls. On February 1, 1999, D&T was engaged, among other things, to assist the Registrant with analyzing its core financial processes, identifying improvement opportunities and developing an achievable implementation plan.

    At the April 27, 1999 Audit Committee meeting, the D&T Management Letter, the findings and recommendations from the special engagement described above and Management's progress in addressing internal control weaknesses were discussed. D&T indicated verbally that based on its discussions with certain members of management, the Registrant appeared to be making progress on those matters outlined in the Management Letter.

    On June 14, 1999, the Registrant announced that it had discovered potentially unsupportable accounting entries in the third quarter 1998. The Audit Committee of the Board of Directors formed a Special Committee of outside directors to review the matter further. The Special Committee engaged the law firm of Weil, Gotshal & Manges LLP to assist in the review. Weil, Gotshal & Manges LLP engaged D&T to assist in connection with the review. D&T suspended all audit work related to the Registrant pending the results of the review by the Special Committee. On September 17, 1999, the Registrant announced the results of the review of the Special Committee. The Registrant indicated that it would restate its previously reported financial results for fiscal years 1997 and 1998, and the first three quarters of fiscal year 1999. The Registrant also stated that the previously issued 1997 and 1998 annual financial statements and the independent auditors' reports thereon, as well as the interim financial statements for 1997, 1998 and 1999, should not be relied upon.

    By letter dated September 16, 1999, D&T was engaged to perform the audits of Registrant's restated financial statements for the years ended July 31, 1998 and 1997, subject to the terms and conditions therein. D&T verbally advised the Registrant that, due to the results of the Special Committee's review, the scope of the audits would be significantly expanded and that D&T would be unwilling to rely on the representations of prior financial management. D&T also advised the Registrant that subject to the same terms and conditions, it would accept an engagement to continue as auditor for the fiscal year ended July 31, 1999. Subsequent to September 16, 1999, D&T verbally advised the Registrant that the documentary evidence then available to D&T was not sufficient to complete its audits and requested additional documentation. The Registrant made all reasonable efforts to respond to those requests. On February 29, 2000, D&T advised the Registrant that it was resigning due to the lack of sufficient evidential matter to render an opinion on the financial statements of the Registrant.

    On April 17, 2000, the Registrant retained the accounting firm of BDO Seidman, LLP to audit and report on the Registrant's consolidated balance sheet as of July 31, 1999 and the restated consolidated balance sheet as of July 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended July 31, 1999 and the restated consolidated statements of income, stockholders' equity and cash flows for the years ended July 31, 1998 and 1997. BDO Seidman, LLP will also audit the Registrant's consolidated financial statements for the fiscal year ending July 31, 2000. The Registrant's Board of Directors approved this action upon the recommendation of its Audit Committee.

    During the two year period ended July 31, 1999 and through the date of this filing, the Registrant did not consult with BDO Seidman, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Registrant. In addition, the Registrant did not consult with BDO Seidman, LLP regarding any matter that was the subject of a disagreement or a reportable event within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A brief description of each director and executive officer of the Company is provided below. Directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified.

    Richard K. McClelland, 48, became the President, Chief Executive Officer and a director of the Company in May 1995 upon the closing of the Company's acquisition of Dynamex Express (the ground courier division of Air Canada), where he also served as President since 1988. He was elected as Chairman of the Board of the Company in February 1996. Prior to joining Dynamex Express in 1986, Mr. McClelland held a number of advisory and management positions with the Irving Group, Purolator Courier Ltd. and Sunbury Transport Ltd., where he was engaged in the domestic and international same-day air, overnight air, and trucking businesses.

    Kenneth H. Bishop, 62, has served as a director of the Company since August 1996. From 1974 to August 1996, Mr. Bishop was President and General Manager of Zipper Transportation Services, Ltd. and a related company (together "Zipper") which operated a same-day delivery business in Winnipeg, Manitoba. The Company acquired Zipper in August 1996. See "Certain Transactions".

    Brian J. Hughes, 38, has served as a director of the Company since May 1995. Mr. Hughes has served as the Vice President -- Investments of Guidant Mutual Insurance Company since September 1992. From 1986 to 1992, Mr. Hughes served as Assistant Vice President -- Investments at Boatmen's National Bank.

    Wayne Kern, 67, has served as a director of the Company since February 1996. Mr. Kern served as Senior Vice President and Secretary of Heritage Media Corporation from 1987 through August 1997. From 1991 to 1995, Mr. Kern also served as Executive Vice President of Crown Media, Inc. From 1979 to 1991, Mr. Kern served as the Executive or Senior Vice President, General Counsel and Secretary of Heritage Communications, Inc. See "Certain Transactions".

    Jeffrey N. MacDowell, 35, was elected as the Vice President - Finance and Corporate Development in January 1999. He joined the Company in August of 1998 as Managing Director - Corporate Development. Prior to joining the Company, Mr. MacDowell was Vice President of RentX Industries, Inc. from 1996 to 1998. From 1991 to 1996, Mr. MacDowell was a Vice President at Banque Paribas.

    Ray E. Schmitz, 54, joined the Company and was elected Vice President - Controller in January 1999. Prior to joining the Company, Mr. Schmitz was Vice President - Controller of EEX Corporation from 1997 to 1999. Previous to that he was Assistant Controller of ENSERCH Corporation and Controller of Enserch Exploration, Inc., a subsidiary of ENSERCH Corporation and predecessor to EEX Corporation, from 1984 to 1996.

    Stephen P. Smiley, 50, has served as a director of the Company since 1993 and was a Vice President of the Company from December 1995 through February 1996. Mr. Smiley was President of Hoak Capital Corporation from 1991 through February 1996. Mr. Smiley joined Hunt Financial Corporation (a private investment company) as Executive Vice President in February 1996, and was appointed President in January 1997. Mr. Smiley is also a director of Ergo Science Corporation (a biopharmaceutical company).

    Mr. James H. Wicker, III, 30, was elected Vice President - Information Systems in January 1999. Mr. Wicker joined the Company as Director, Information Technology in April 1998. Prior to joining the Company, Mr. Wicker held the position of Director of Information Services at Heritage Media Corporation from March 1997 to April 1998. Previous to that he was Director of Information Services of Denton County from February 1988 to March 1997.


ITEM 11. EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and the other top four most highly compensated executive officers of the Company (collectively the "Named Executives") whose total salary and bonus for the fiscal year ended July 31, 1999 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE



                                                                                                 Long-term
                                                                                               Compensation
                                                                                                  Awards
                                                                                             ----------------
                                                        Annual Compensation                     Securities
                                            ---------------------------------------------       Underlying
Name and Principal Position                     Year          Salary($)       Bonus($)           Options
---------------------------                 --------------  -------------  --------------    ----------------

Richard K. McClelland                             1999        240,204         113,877            50,000
    President and Chief Executive Officer         1998        220,000          19,890            65,000
                                                  1997        200,000         120,000            99,000

Robert Capps(1)                                   1999        195,123              --                --
    Executive Vice President and                  1998        161,349              --            35,000
    Chief Financial Officer                       1997        141,950          54,250            46,000

Robert Dobrient(2)                                1999        137,179          18,750            25,000
    Vice President                                1998        111,346              --                --

Jeffrey N. MacDowell(3)                           1999        117,084              --            40,000
    Vice President - Finance and
     Corporate Development

Ray E. Schmitz(4)                                 1999         66,000              --            25,000
     Vice President - Controller and
     Chief Accounting Officer

James H. Wicker, III(5)                           1999        129,461           5,600            32,000
      Vice President - Information Services

----------

(1) Robert P. Capps was initially employed as an executive officer of the Company in February 1996. Mr. Capps resigned from the Company in January 1999.

(2) Robert Dobrient was initially elected as an executive officer of the Company in September 1997. Mr. Dobrient resigned from the Company in October 1999.

(3) Jeffrey N. MacDowell was initially elected an officer of the Company in January 1999.

(4) Ray E. Schmitz was initially elected an officer of the Company in January 1999.

(5) James H. Wicker, III was initially elected an officer of the Company in January 1999.

EMPLOYMENT AND CONSULTING AGREEMENTS

    The Company has entered into an employment agreement with Mr. McClelland which provides for the payment of a base salary in the annual amount of $250,000, participation in an executive bonus plan, an auto allowance of Canadian $900 per month and participation in other employee benefit plans. The agreement also provides that upon Mr. McClelland's exercise of certain stock options to purchase 48,000 shares of common stock, that were exercised on May 16, 1998, the Company shall pay Mr. McClelland a bonus equal to the exercise price multiplied by the number of shares to be purchased by virtue of such exercise. Unless terminated earlier, the employment agreement shall continue until May 31, 2001, upon which date such agreement will be automatically extended for successive one-year renewal terms unless notice is given upon the terms provided in such agreement. Additionally, upon a sale or transfer of substantially all of the assets of the Company or certain other events that constitute a change of control of the Company, including the acquisition by a stockholder, other than certain named stockholders, of securities representing 15% of the votes that may be cast for director elections, the Company shall continue to pay Mr. McClelland the compensation set forth in such agreement for the greater of two years from the date of such change of control or the remainder of the agreement term. During the term of the employment agreement and pursuant to such agreement, Mr. McClelland shall be a member of the Board of Directors of the Company.

1996 STOCK OPTION PLAN

    The following table sets forth information regarding the grant of stock options under the Company's Amended and Restated 1996 Stock Option Plan ("Option Plan") during fiscal 1999 to the Named Executives:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                 Individual Grants
                            ----------------------------
                                            % of Total                                            Potential
                              Number of      Options/                                     Realized Value at Assumed
                             Securities        SARs                                         Annual Rates of Stock
                             Underlying     Granted to     Exercise                        Price Appreciation for
                              Options/       Employees      Or Base                              Option Term
                                SARs         in Fiscal       Price       Expiration     ------------------------------
                              Granted(#)       Year        ($/Share)        Date           5%($)           10%($)
                            --------------  ------------  ------------   -----------    -------------  ---------------

Richard K. McClelland           50,000           13.4%       $2.250      7-Apr-09          $70,760        $179,250
Robert Capps                        --             --            --            --               --
Robert Dobrient                 25,000            6.7%       $2.250      7-Apr-09          $35,380        $ 89,625
Jeffrey N. MacDowell            15,000            4.0%      $10.000      6-Aug-08          $94,350        $239,055
                                25,000            6.7%       $2.250      7-Apr-09          $35,380        $ 89,625
Ray E. Schmitz                  25,000            6.7%       $2.250      7-Apr-09          $35,380        $ 89,625
James H. Wicker, III             7,000            1.9%      $10.375      5-Aug-08          $45,675        $115,738
                                25,000            6.7%       $2.250      7-Apr-09          $35,380        $ 89,625


    The following table sets forth information with respect to shares exercised during the fiscal year 1999 by the Named Executives and information with respect to options to purchase shares of the Company's common stock granted under the Option Plan to the Named Executives and held by them at July 31, 1999:


     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                            Number of
                                                                           Securities               Value of
                                                                           Underlying             Unexercised
                                                                           Unexercised            In-the-Money
                                        Shares                             Options at              Options at
                                       Acquired                              FY-End                  FY-End
                                          on               Value          Exercisable/            Exercisable/
                                       Exercise          Realized         Unexercisable          Unexercisable
                                    ----------------  ----------------  ------------------    ---------------------
     Richard K. McClelland                --                --           96,600/269,000              --/--
     Robert P. Capps                      --                --            25,400/81,000              --/--
     Robert Dobrient                      --                --                --/25,000              --/--
     Jeffrey N. MacDowell                 --                --                --/40,000              --/--
     Ray E. Schmitz                       --                --                --/25,000              --/--
     James H. Wicker, III                 --                --             1,400/32,000              --/--

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

STOCK PRICE PERFORMANCE

    Set forth below is a line graph indicating the stock price performance of the Company's common stock for the period beginning August 13, 1996 (the date of the Company's initial public offering) and ending July 31, 1999 as contrasted with the AMEX Market Index and the Russell 2000 Stock Index**. The graph assumes that $100 was invested at the beginning of the period and has been adjusted for any stock dividends distributed after August 13, 1996. No cash or stock dividends have been paid during this period.

                      COMPARATIVE CUMULATIVE TOTAL RETURN
                              AMONG DYNAMEX INC.,
                               AMEX MARKET INDEX
                             AND RUSSELL 2000 INDEX


--------------------------------------------------------------------------------
                           8/13/96        7/31/97        7/31/98       7/31/99
--------------------------------------------------------------------------------
Dynamex Inc.               100.00         85.29          135.29        38.24
Russell 2000 Index         100.00        133.37          136.45       145.05
AMEX Market Index          100.00        118.84          129.72       133.39





                    ASSUMES $100 INVESTED ON AUGUST 13, 1996
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING JULY 31, 1999

----------

** The Russell 2000 Stock Index represents companies with a market capitalization similar to that of the Company. The Company does not believe it can reasonably identify a peer group because it believes that there is only one public company engaged in lines of business directly comparative to those of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

    The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of September 16, 1999 for (i) each person known by the Company to own beneficially more than 5% of the common stock, (ii) each director, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.


                                                                                        SHARES BENEFICIALLY
                                                                                               OWNED
                                                                                        -------------------
              NAME OF BENEFICIAL OWNER                                            NUMBER(1)              PERCENT
      ----------------------------------------                                    ---------              -------
      Richard K. McClelland...................                                       96,600                    *
      Kenneth H. Bishop.......................                                       10,422                    *
      Brian J. Hughes(2)......................                                           --                    *
      Wayne Kern..............................                                       13,460                    *
      Jeffrey N. MacDowell....................                                        2,000                    *
      Ray E. Schmitz..........................                                        1,000                    *
      Stephen P. Smiley.......................                                        9,160                    *
      James H. Wicker, III....................                                        1,400                    *

      All directors and executive officers
       as a group.............................                                      134,042                 1.31%
      Other 5% stockholders:
      James M. Hoak, Jr.(3)...................                                    1,406,765                13.90%
      Nathan H. Dardick ......................                                      678,100                 6.64%
         2331 Orrington Avenue
         Evanston, IL  60201
      Safeco FUNDS(4).........................                                      685,000                 6.70%
      Talon Asset Management, Inc.(5).........                                      534,960                 5.30%
         One North Franklin, Suite 450
         Chicago, IL  60606

----------

    * Indicates less than 1%.

(1) Includes shares issuable upon the exercise of stock options outstanding and fully vested as of September 16, 2000.

(2) Excludes 254,000 shares beneficially owned by Guidant Mutual Insurance Company, which employs Mr. Hughes as Vice President -- Investments. Mr. Hughes disclaims beneficial ownership of such shares.

(3) Mr. Hoak resigned as a Director of the Company in June 1999. Mr. Hoak's address is One Galleria Tower, Suite 1050, 13355 Noel Road, Dallas, Texas 75240. Excludes an aggregate of 38,661 shares owned by Mr. Hoak's wife and children, to which shares Mr. Hoak disclaims beneficial ownership. 215,334 of the shares beneficially owned by Mr. Hoak are owned directly by CCP Investment Corporation, a Texas corporation, of which Mr. Hoak is the sole owner and director.

(4) Based on information as of January 28, 2000, as reported on Schedule 13G filed jointly by SAFECO Common Stock Trust, SAFECO Asset Management Company and SAFECO Corporation, of which shares are owned beneficially by registered investment companies for which each of SAFECO Common Stock Trust at 10865 Willows Road NE, Redmond, WA 98052, SAFECO Asset Management Company at 601 Union Street, Suite 2500, Seattle, WA 98101, and SAFECO Corporation at SAFECO Plaza, Seattle, WA 98185, serve as advisors.

(5) Talon Asset Management, Inc. is an investment adviser as specified on
    Schedule 13G filing dated March 10, 1999, and reported shares are owned beneficially by registered investment companies for which Talon Asset Management Inc. serves as investment adviser.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal year ended July 31, 1999, the Company paid $120,000 to a company affiliated with Kenneth Bishop, a director of the Company, for rent on certain properties owned by such company. Rent payments for these properties are $10,000 per month.

    The Company has loaned one of its officers $204,000 in connection with the exercise of certain stock options at the time of the follow-on public offering. The principal amount of this loan is due in eight quarterly installments beginning August 31, 1998, of $25,500 plus accrued interest which accrues on the aggregate unpaid amount at the prime rate published by the Company's primary lenders. During 1999, the officer repaid $102,000 of the loan principal plus accrued interest.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

    See Index to Consolidated Financial Statements on page F-1.

(a) (2) Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3) Exhibits

    Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.

(b) Reports on Form 8-K

    Current Report on Form 8-K dated June 17, 1999. (News release dated June 15, 1999 announcing that prior years accounting to be reviewed by Special Committee of Board of Directors.)

    Current Report on Form 8-K dated September 21, 1999. (News release dated September 17, 1999 announcing the results of the Special Committee, the restatement of prior periods and a halt in trading in the Company's common stock by the American Stock Exchange.)

    Current Report on Form 8-K dated December 30, 1999. (News release announcing delay in filing Form 10-K for year ended July 31, 1999 and preliminary first quarter 2000 results.)

    Current Report on Form 8-K dated March 7,2000. (News release announcing the resignation of Deloitte & Touche LLP as the Company's independent auditors.)

    Current Report on Form 8-K dated April 24, 2000. (News release announcing the appointment of BDO Seidman, LLP as the Company's independent auditors.)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamex Inc.,
A Delaware corporation



By: /s/   Ray E. Schmitz
   --------------------------------------
Ray E. Schmitz Vice-President, Controller
    and Chief Accounting Officer
Dated: June 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons of the registrant and in the capacities indicated on June 28, 2000.


         NAME                                      TITLE
         ----                                      -----


/s/ RICHARD K. McCLELLAND                Chairman of the Board, Chief Executive
-----------------------------            Officer, President and Director
Richard K. McClelland                    (Principal Executive Officer)

/s/ RAY E. SCHMITZ                       Vice President, Controller and Chief
-----------------------------            Accounting Officer
Ray E. Schmitz

/s/ WAYNE KERN                           Director
-----------------------------
Wayne Kern

/s/ STEPHEN P. SMILEY                    Director
-----------------------------
Stephen P. Smiley

/s/ BRIAN J. HUGHES                      Director
-----------------------------
Brian J. Hughes

/s/ KENNETH H. BISHOP                    Director
-----------------------------
Kenneth H. Bishop

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
    DYNAMEX INC.
    Report of Independent Certified Public Accountants                                                   F-2
    Consolidated Balance Sheets, July 31, 1999 and 1998 (restated)                                       F-3
    Consolidated Statements of Operations for the fiscal years ended
        July 31, 1999, 1998 (restated) and 1997 (restated)                                               F-4
    Consolidated Statements of Stockholders' Equity for the fiscal years ended
        July 31, 1999, 1998 (restated) and 1997 (restated)                                               F-5
    Consolidated Statements of Cash Flows for the fiscal years ended
        July 31, 1999, 1998 (restated) and 1997 (restated)                                               F-6
    Notes to the Consolidated Financial Statements                                                       F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

As more fully described in Note 9 to the consolidated financial statements, the Company is a defendant in two class action lawsuits. Management is unable to determine the likely outcome of these lawsuits or to reasonably estimate the amount of loss, if any. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/ BDO Seidman, LLP
-------------------------
BDO SEIDMAN, LLP


Dallas, Texas
June 28, 2000

DYNAMEX INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 1999 AND 1998
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                              1999           1998
                                                                            ---------      ---------
                                                                                           (restated)
ASSETS
CURRENT
  Cash and cash equivalents                                                 $   2,933      $   1,361
  Accounts receivable (net of allowance for doubtful accounts of $1,320
     and $967, respectively)                                                   25,945         26,636
  Prepaid and other current assets                                              2,488          4,815
  Deferred income taxes                                                         2,148          1,113
                                                                            ---------      ---------
          Total current assets                                                 33,514         33,925
PROPERTY AND EQUIPMENT - net                                                    9,308          8,414
INTANGIBLES - net                                                              82,860         77,710
DEFERRED INCOME TAXES                                                           2,899          1,110
OTHER ASSETS                                                                    1,841          1,610
                                                                            ---------      ---------
          Total assets                                                      $ 130,422      $ 122,769
                                                                            =========      =========

LIABILITIES
CURRENT
  Accounts payable                                                          $   6,349      $   3,144
  Accrued liabilities                                                          15,292         14,602
  Income taxes payable                                                            117             --
  Current portion of long-term debt                                               427            777
                                                                            ---------      ---------
          Total current liabilities                                            22,185         18,523
LONG-TERM DEBT                                                                 46,690         36,287
                                                                            ---------      ---------
          Total liabilities                                                    68,875         54,810
                                                                            =========      =========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $0.01 par value, 10,000 shares authorized; none
     outstanding                                                                   --             --
  Common stock; $0.01 par value, 50,000 shares authorized; 10,207 and
     10,069 shares outstanding, respectively                                      102            101
  Additional paid-in capital                                                   72,759         72,307
  Retained deficit                                                            (10,202)        (3,526)
  Receivable from stockholder                                                    (102)          (204)
  Accumulated other comprehensive loss:
     Cumulative translation adjustment                                         (1,010)          (719)
                                                                            ---------      ---------
          Total stockholders' equity                                           61,547         67,959
                                                                            =========      =========
          Total liabilities and stockholders' equity                        $ 130,422      $ 122,769
                                                                            =========      =========




        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1999, 1998 AND 1997
(IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                                                                     1999           1998           1997
                                                                                   ---------      ---------      ---------
                                                                                                  (restated)     (restated)
SALES                                                                              $ 239,631      $ 208,019      $ 132,587
COST OF SALES                                                                        163,156        140,037         88,342
                                                                                   ---------      ---------      ---------
GROSS PROFIT                                                                          76,475         67,982         44,245
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          66,166         55,866         34,197
DEPRECIATION AND AMORTIZATION (INCLUDING 1999 INTANGIBLE IMPAIRMENT OF $3,971)        13,211          8,770          4,991
(GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT                                        205           (199)           (57)
                                                                                   ---------      ---------      ---------
OPERATING INCOME (LOSS)                                                               (3,107)         3,545          5,114
INTEREST EXPENSE                                                                       4,572          4,228          1,600
                                                                                   ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES                                                            (7,679)          (683)         3,514
INCOME TAXES                                                                          (1,003)           935          1,825
                                                                                   ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                               (6,676)        (1,618)         1,689
EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT (net of
  income tax benefit of $222)                                                             --             --           (335)
                                                                                   ---------      ---------      ---------
NET INCOME (LOSS)                                                                  $  (6,676)     $  (1,618)     $   1,354
                                                                                   ---------      ---------      ---------
Earnings (loss) per common share - basic:
  Income (loss) before extraordinary item                                          $   (0.66)     $   (0.20)     $    0.25
  Extraordinary loss                                                                      --             --          (0.05)
                                                                                   ---------      ---------      ---------
  Net income (loss)                                                                $   (0.66)     $   (0.20)     $    0.20
                                                                                   ---------      ---------      ---------
Earnings (loss) per common share - diluted
  Income (loss) before extraordinary item                                          $   (0.66)     $   (0.20)     $    0.25
  Extraordinary loss                                                                      --             --          (0.05)
                                                                                   ---------      ---------      ---------
  Net income (loss)                                                                $   (0.66)     $   (0.20)     $    0.20
                                                                                   ---------      ---------      ---------
Weighted average shares:
  Common shares outstanding                                                           10,099          7,937          6,670
  Adjusted common shares - assuming exercise of stock warrants
     and options                                                                      10,099          7,937          6,839
                                                                                   ---------      ---------      ---------




        See accompanying notes to the consolidated financial statements

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                               ACCUMULATED
                                                                    RECEIVABLE           ADDITIONAL              OTHER
                                                                      FROM                PAID-IN   RETAINED COMPREHENSIVE
                                                   COMMON STOCK    STOCKHOLDER WARRANTS   CAPITAL   (DEFICIT) INCOME (LOSS)  TOTAL
                                                ------------------ ----------- --------   --------   -------- ------------ --------
                                                 SHARES   AMOUNT
                                                --------  --------
BALANCE AT JULY 31, 1996                           2,543  $     25  $     --   $    624   $  8,756   $ (3,262)  $     15   $  6,158
  Sale of common stock in connection with IPO      2,990        30        --         --     20,946         --         --     20,976
  Issuance of common stock in connection
    with IPO acquisitions                            174         2        --         --      1,386         --         --      1,388
  Issuance of common stock on exercise of stock
    warrants                                         540         5        --       (624)       633         --         --         14
  Issuance of common stock in connection with
    acquisitions                                   1,091        11        --         --      9,246         --         --      9,257
  Unrealized foreign currency translation
    adjustment                                        --        --        --         --         --         --       (199)      (199)
  Net income                                          --        --        --         --         --      1,354         --      1,354
                                                --------  --------  --------   --------   --------   --------   --------   --------
BALANCE AT JULY 31, 1997 (restated)                7,338        73        --         --     40,967     (1,908)      (184)    38,948
  Sale of common stock in connection with
    follow-on offering                             2,500        25        --         --     29,780         --         --     29,805
  Issuance of common stock in connection with
    acquisitions                                     114         1        --         --      1,133         --         --      1,134
  Issuance of common stock on exercise of stock
    options                                          117         2      (204)        --        427         --         --        225
  Unrealized foreign currency translation
    adjustment                                        --        --        --         --         --         --       (535)      (535)
  Net loss                                            --        --        --         --         --     (1,618)        --     (1,618)
                                                --------  --------  --------   --------   --------   --------   --------   --------
BALANCE AT JULY 31, 1998 (restated)               10,069       101      (204)        --     72,307     (3,526)      (719)    67,959
  Issuance of common stock in connection with
    acquisitions                                     120         1        --         --        394         --         --        395
  Issuance of common stock on exercise of stock
    options                                           18        --        --         --         58         --         --         58
  Payments by shareholder                             --        --       102         --         --         --         --        102
  Unrealized foreign currency translation
    adjustment                                        --        --        --         --         --         --       (291)      (291)
  Net loss                                            --        --        --         --         --     (6,676)        --     (6,676)
                                                --------  --------  --------   --------   --------   --------   --------   --------
BALANCE AT JULY 31, 1999                          10,207  $    102  $   (102)  $     --   $ 72,759   $(10,202)  $ (1,010)  $ 61,547
                                                ========  ========  ========   ========   ========   ========   ========   ========

        See accompanying notes to the consolidated financial statements

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                           1999          1998          1997
                                                                         --------      --------      --------
                                                                                      (restated)   (restated)
OPERATING ACTIVITIES
  Net income (loss)                                                      $ (6,676)     $ (1,618)     $  1,354
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                        3,067         3,133         1,730
       Amortization and write-down of goodwill and other intangibles       10,144         5,637         3,261
       Provision for losses on accounts receivable                          2,109           632           559
       Extraordinary loss on early retirement of debt                          --            --           557
       Deferred income taxes                                               (2,824)       (1,416)         (807)
       (Gain) loss on disposal of property and equipment                      205          (199)          (57)
  Changes in assets and liabilities:
     Accounts receivable                                                   (1,330)         (613)       (5,133)
     Prepaids and other current assets                                      2,329        (1,655)       (1,387)
     Accounts payable and accrued liabilities                               1,993         1,460         2,450
                                                                         --------      --------      --------
  Net cash provided by operating activities                                 9,017         5,361         2,527
                                                                         --------      --------      --------
INVESTING ACTIVITIES
  Payments for acquisitions                                               (14,055)      (35,925)      (31,321)
  Purchase of property and equipment                                       (3,432)       (3,820)       (2,228)
  Net proceeds from disposal of property and equipment                        283           745            97
                                                                         --------      --------      --------
  Net cash used in investing activities                                   (17,204)      (39,000)      (33,452)
                                                                         --------      --------      --------
FINANCING ACTIVITIES
  Principal payments on long-term debt                                       (627)         (740)       (8,039)
  Net borrowings under line of credit                                      10,680         4,163            --
  Proceeds from issuance of long-term debt                                     --            55        18,160
  Proceeds from shareholder receivable                                        102            --            --
  Net proceeds from sale of common stock                                       58        30,030        20,990
  Other assets and deferred financing fees                                   (234)          702          (540)
                                                                         --------      --------      --------
  Net cash provided by financing activities                                 9,979        34,210        30,571
                                                                         --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (220)         (536)          786
                                                                         --------      --------      --------
NET INCREASE IN CASH                                                        1,572            35           432
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,361         1,326           894
                                                                         --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  2,933      $  1,361      $  1,326
                                                                         --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Cash paid for interest                                                 $  3,952      $  3,557      $  1,261
  Cash paid for taxes                                                       2,436         5,773           500
                                                                         --------      --------      --------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities assumed and consideration paid for acquisitions were as follows:
          Fair value of net assets acquired                              $ 14,450      $ 37,059      $ 42,666
          Issuance of notes payable                                            --            --          (700)
          Issuance of common stock                                           (395)       (1,134)      (10,645)
                                                                         --------      --------      --------
                                                                         $ 14,055      $ 35,925      $ 31,321
                                                                         --------      --------      --------

        See accompanying notes to the consolidated financial statements

DYNAMEX INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    Dynamex Inc. (the "Company" or "Dynamex") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet management.

    During its review of the fiscal third quarter financial statements ending April 30, 1999, the Company discovered unsupportable accounting entries. The unsupportable accounting entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. On June 14, 1999, the Audit Committee of the Company's Board of Directors formed a Special Committee of outside directors to review the matter further. The Special Committee engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in connection with the review. Weil, Gotshal engaged Deloitte & Touche LLP to assist in connection with the review.

    On September 17, 1999, the Special Committee of the Board of Directors announced the results of its review. The Special Committee recommended to the Board of Directors, among other things, and the Board of Directors concurred, that the reported financial results for fiscal years 1997 and 1998 and the first three quarters of fiscal year 1999 be adjusted and restated. The adjustments resulted from the improper application of generally accepted accounting principles to purchase accounting, the improper deferral of expenses, the unsupported accounting entries and the recognition of revenues prior to services being rendered or before all contingencies were resolved. (See Note 3 of the Notes to the Consolidated Financial Statements)

    As a result of additional analysis and review during the re-audit, certain additional adjustments were identified that impacted the financial statements for the years ended July 31, 1999, 1998 and 1997. These adjustments related primarily to the reduction in the carrying value of intangibles, an additional bad debt accrual, a valuation reserve related to federal net operating losses in the U.S., a reduction in the value of fixed assets and an additional accounts payable accrual.

    The results for the year ended July 31, 1999 include non-recurring and unusual charges and adjustments. Selling, general and administrative expenses include $2.5 million of costs related to the Special Committee process and non-recurring audit fees, $1.4 million for the write-off of expenses associated with the failed Q International and other acquisitions, and $0.7 million for severance and other restructuring costs. In addition, the Company reduced the carrying value of goodwill and covenants not-to-compete for its Dallas, Texas and Hartford, Connecticut operations in the fourth quarter of 1999 by some $4 million. The Company also provided a 100% valuation allowance of approximately $930,000 for federal net operating losses incurred in 1999 compared to $1,146,000 for federal net operating losses incurred in 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation - The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

    The operating subsidiaries of the Company, with country of incorporation, are as follows:

        o   Dynamex Operations East Inc. (U.S.)

        o   Dynamex Operations West Inc. (U.S.)

        o   Dynamex Dedicated Fleet Services, Inc. (U.S.)

        o   Dynamex Canada Inc (Canada)

        o   Alpine Enterprises Ltd. (Canada)

        o   Roadrunner Transportation, Inc. (U.S.)

        o   New York Document Exchange Corp. (U.S.)

        o   Cannonball, Inc. (U.S.)

        o   USC Management Systems, Inc. (U.S.)

    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

    Property and equipment - are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to operations. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

                  Leasehold Improvements                  5 years
                  Equipment                               3-7 years
                  Furniture                               5 years
                  Vehicles                                7-12 years
                  Other                                   4 years

    Business and credit concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high-credit, quality financial institutions. The Company's customers are not concentrated in any specific geographic region or industry. No single customer accounted for a significant amount of the Company's sales and there were no significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Intangible assets are being amortized over periods ranging from 3 to 25 years. On a periodic basis or as business conditions change, the Company compares the carrying value of intangible assets to estimated future undiscounted net cash flows from the acquired businesses. Should the net book value of the intangible asset exceed future net cash flows, the carrying value of the intangible asset is adjusted to equal the value of discounted future net revenues. In the fourth quarter 1999, the Company adjusted the carrying value of intangible assets associated with its Dallas and Hartford operations by $3,971 with a corresponding charge to amortization expense. Total amortization expense was $10,144, $5,637 and $3,261 for the years ended July 31, 1999, 1998 and 1997, respectively.

    Revenue recognition - Revenue and direct expenses are recognized when services are rendered to customers.

    Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Financial instruments - Carrying values of cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.

    The Company utilizes derivative financial instruments, including interest rate swaps and caps, to reduce interest rate fluctuation risk. Amounts paid or received by the Company under these agreements are recorded as an adjustment to interest expense, as realized, or over the term of the related instrument, as appropriate. Fair value of these instruments is determined based on estimated settlement costs using current interest rates. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. In the event that a derivative financial instrument were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the shorter of the remaining original contract life of the derivative financial instrument or the remaining term of the underlying hedged debt agreement.

    Financing Costs - During the fiscal years ended July 31, 1999 and 1998, the Company incurred $325 and $919, respectively of costs incurred in connection with debt financings (See Note 8). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $730 in 1999 and $675 in 1998.

    Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

    Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 13 of Notes to the Consolidated Financial Statements)

    Earnings (loss) per share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income is based on the weighted average common shares outstanding and all dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised, that would then share in the earnings of the Company. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

    Foreign currency translation -Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are recorded in stockholders' equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in operations.

    New accounting pronouncements - In July 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133".

    Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income and unrealized gains and losses on foreign currency translation. Balance sheet accounts of foreign operations are translated using the yearend exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on foreign currency translation adjustments are recorded in shareholders' equity as other comprehensive income. At July 31, 1999, 1998 and 1997, the company recorded comprehensive income (loss) from foreign currency translation as follows:


                                                                                        JULY 31,
                                                                     -------------------------------------------
                                                                        1999           1998           1997
                                                                     ---------      ---------      -------
                                                                                    (RESTATED)     (RESTATED)
              Net income (loss)                                      $ (6,676)      $  (1,618)     $   1,354
              Change in comprehensive income (loss)                      (291)           (535)     $    (199)
                                                                     --------       ---------      ---------
              Comprehensive income (loss)                            $ (6,967)      $  (2,153)     $   1,155
                                                                     --------       ---------      ---------

3.  RESTATEMENT

    During its review of the fiscal third quarter financial statements ending April 30, 1999, the Company discovered unsupportable accounting entries made in the prior year period. The unsupportable accounting entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. On June 14, 1999, the Audit Committee of the Company's Board of Directors formed a Special Committee of outside directors to review the matter further.

    On September 17, 1999, the Special Committee of the Board of Directors announced the results of its review. The Special Committee recommended to the Board of Directors, among other things, that the reported financial results for fiscal years 1998 and 1997 and the first three quarters of fiscal year 1999 be adjusted and restated. The adjustments resulted from the improper application of generally accepted accounting principles to purchase accounting, the improper deferral of expenses, the unsupported accounting entries and the recognition of revenues prior to services being rendered or before all contingencies were resolved.

    As a result of additional analysis and review during the re-audit process, certain additional adjustments were identified that impacted the financial statements for the years ended July 31, 1999, 1998 and 1997. These adjustments related primarily to the reduction in the carrying value of intangibles, an additional bad debt accrual, a valuation reserve related to federal net operating losses in the U.S., a reduction in the value of fixed assets and an additional accounts payable accrual.

    A summary of the effect of the restatement on the consolidated balance sheets at July 31, 1998 and 1997 is as follows:


                                                               1998                         1997
                                                     -------------------------   --------------------------
                                                     As Previously      As       As Previously      As
                                                       Reported      Restated       Reported      Restated
                                                     -------------   --------    -------------    --------

Accounts receivable - net                              $ 27,171      $ 26,636      $ 20,867      $ 20,750
Prepaid and other current assets                          5,932         4,815         3,301         2,724
Property and equipment                                    9,890         8,414         5,787         6,419
Intangibles                                              81,955        77,710        54,036        51,204
Deferred income taxes                                       670         2,223           405           807
Other assets                                                687         1,610         1,832         2,267
Accounts payable                                          2,813         3,144         1,759         1,759
Accrued liabilities                                      13,735        14,602         9,196         8,694
Retained earnings (deficit)                               3,628        (3,526)          250        (1,908)
Unrealized foreign currency translation adjustment     $   (890)         (719)         (190)         (184)


    A summary of the effect of the restatement on the consolidated statement of operations for the years ended July 31, 1998 and 1997 is as follows:


                                                              1998                           1997
                                                    -------------------------    ---------------------------
                                                     As Previously     As        As Previously       As
                                                       Reported      Restated      Reported       Restated
                                                     -------------   --------    -------------    --------
Sales                                                 $ 207,746     $ 208,019      $ 131,867     $ 132,587
Cost of Sales                                           139,317       140,037         87,193        88,342
Selling, general and administrative expenses             51,997        55,866         33,318        34,196
(Gain) loss on disposal of property and equipment            --          (199)            --           (57)
Depreciation and amortization                             6,679         8,770          3,424         4,991
Operating income                                          9,753         3,545          7,932         5,114
Interest expense                                          4,223         4,228          1,600         1,600
Net income (loss) before taxes                            5,530          (683)         6,332         3,514
Income tax expense                                        2,152           935          2,485         1,825
Net income (loss)                                         3,378        (1,618)         3,847         1,354


4.   ACQUISITIONS

    During the fiscal year ended July 31, 1999, the Company acquired two same-day delivery businesses in two U.S. cities for approximately $1.8 million in cash.

    During the fiscal year ended July 31, 1998, the Company acquired nine same-day delivery businesses in eight U.S. cities and one Canadian city for approximately $36 million in cash and the issuance of approximately 114,000 shares of common stock valued at $1.1 million at the date of issuance.

    During the fiscal year ended July 31, 1997, the Company acquired 16 same day delivery businesses in eight U.S. cities and four Canadian cities for approximately $31 million in cash, the issuance by the Company of approximately $700 in promissory notes and the issuance of approximately
    1.3 million shares of common stock valued at $11 million at the date of issuance.

    In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The estimated maximum amount of additional consideration payable at July 31,

    1999, if all performance goals are met, is approximately $6 million, all of which is payable in cash. These payments of additional consideration, if required, are to be made on specified dates through October 2000, and generally commence at the end of the twelve-month period following the completion of the relevant acquisition.

    Each of these acquisitions has been accounted for using the purchase method of accounting and the results of operations of these companies have been included in these financial statements from the date of acquisition. The aggregate acquisition cost was allocated to the net assets of the companies acquired based upon their respective fair market values, with the excess recorded as goodwill. The following unaudited pro forma combined results of operations for the years ended July 31, 1999, 1998 and 1997, are presented as if the acquisitions had occurred as of August 1, 1996.


                                                       YEARS ENDED JULY 31,
                                              ---------------------------------------
                                                1999           1998           1997
                                              ---------      ---------      ---------
                                              PRO FORMA      PRO FORMA      PRO FORMA
                                              ---------      ---------      ---------
                                                            (UNAUDITED)
                                                             (restated)      (restated)

Sales                                         $ 239,835      $ 233,312      $ 195,964
                                              ---------      ---------      ---------
Income (loss) before extraordinary item       $  (6,669)     $    (294)     $   2,429
                                              ---------      ---------      ---------
Net income (loss)                             $  (6,669)     $    (294)     $   2,094
                                              ---------      ---------      ---------
Per share -- assuming dilution:
  Income (loss) before extraordinary item     $   (0.66)     $   (0.04)     $    0.36
  Net income (loss)                           $   (0.66)     $   (0.04)     $    0.31

    The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

    The Company has recorded the fair value of net assets acquired as shown below:


                                          JULY 31,
                           ------------------------------------
                             1999          1998          1997
                           --------      --------      --------
                                       (restated)     (restated)

Accounts receivable        $     88      $  5,905      $  5,035
Property and equipment           23         1,708         4,037
Other assets                      2           481           900
Intangibles                  14,427        32,288        37,831
Liabilities assumed             (90)       (3,323)       (5,137)
                           --------      --------      --------
Net assets acquired        $ 14,450      $ 37,059      $ 42,666
                           ========      ========      ========

Consideration for these transactions consisted of the following:


                                                JULY 31,
                                    -------------------------------
                                     1999        1998        1997
                                    -------     -------     -------
                                              (restated)  (restated)

Cash paid, net of cash acquired     $14,055     $35,925     $31,321
Issuance of notes payable                --          --         700
Issuance of common stock                395       1,134      10,645
                                    -------     -------     -------
Total consideration                 $14,450     $37,059     $42,666
                                    =======     =======     =======

5.  SALE OF ASSETS

    In July 1998 the Company sold its Canadian Strategic Stocking business for cash of approximately $670 and a note in the amount of $234. The note was payable in installments of $134 on January 31, 1999 and $100 on July 31, 1999. An additional amount of $436 is contingently payable from 10% of the annual revenues in excess of a specified base level over a five-year period from the date the business sold. The Company earned and was paid approximately $172 of the contingent payable in the year ended July 31, 1999. In connection with the sale, the Company entered into a services agreement with the purchaser whereby the Company will provide transportation, warehouse and inventory management and related services over a five year period. In addition the Company has agreed to reimburse the purchaser, during the term of the services agreement, for certain promotional and employee-related compensation related to the business and the services provided by the Company. These costs are estimated to amount to approximately $130 annually. The cash and non-contingent portion of the note in excess of the basis of the net assets of the Canadian Strategic Stocking business, received upon closing the transaction which amounts to approximately $900, has been deferred and is included in accrued liabilities at July 31, 1998. This deferred revenue will be recognized over future periods as services are provided under the services agreement. During the fiscal year ended July 31, 1999, the Company recognized $485 of the deferred gain.

6.  INTANGIBLES

    Intangibles from the Company's various acquisitions consist of the following:


                                                   JULY 31,
                                            ----------------------
                                              1999          1998
                                            --------      --------
                                                         (restated)

Goodwill                                    $ 88,105      $ 77,997
Trademarks and covenants not-to-compete       10,074         9,668
                                            --------      --------
                                              98,179        87,665
Less accumulated amortization                (15,319)       (9,955)
                                            --------      --------
Intangibles -- net                          $ 82,860      $ 77,710
                                            ========      ========

7.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                        JULY 31,
                                 ----------------------
                                   1999          1998
                                 --------      --------
                                              (restated)

Equipment                        $ 15,304      $ 14,073
Furniture                           1,575         1,386
Vehicles                            1,599         1,742
Leasehold improvements              2,205         1,891
Other                                 980           702
                                 --------      --------
                                   21,663        19,794
Less accumulated deprecation      (12,355)      (11,380)
                                 --------      --------
Property and equipment-- net     $  9,308      $  8,414
                                 ========      ========

8.  LONG-TERM DEBT

    Long-term debt consists of the following:


                                                JULY 31,
                                         ----------------------
                                           1999          1998
                                         --------      --------
                                                      (restated)

Bank credit agreement (a)                $ 46,200      $ 35,520
Seller financing notes and other (b)          271           455
Capital lease obligations (Note 9)            646         1,089
                                         --------      --------
                                           47,117        37,064
Less current portion                         (427)         (777)
                                         --------      --------
Long-term debt                           $ 46,690      $ 36,287
                                         ========      ========

    a)  Bank Credit Agreement

    As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment

    Effective as of January 31, 1999, the Company completed the second amendment to the Second Amended and Restated Credit Agreement. Under the terms of the second amendment, the Company could borrow up to $65 million on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings was payable quarterly at prime plus .50% or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins ranged from 1.50% to 3.25% and were based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the Company was required to pay a commitment fee of 0.25% of any unused amounts of the total commitment. At July 31, 1999 the weighted average interest rate for the then outstanding borrowings under the credit agreement was 8.38%.

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

    The Company has entered into interest rate protection agreements on a portion of the borrowings under the revolving credit facility. Through an interest rate swap, the interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9 million of outstanding debt. Both of these hedging agreements have three-year terms and expire on August 31, 2000. The total cost of these agreements was approximately $65 and is being amortized to interest expense over the term of the agreements. The counter party to these agreements is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk of loss due to nonperformance by the counter party to these agreements is remote and, in any event, the amount of such loss would be immaterial to the Company's results of operations.

    At July 31, 1999, the Company had unpaid settlements of approximately $29 related to the interest rate swap. The fair value of this agreement at July 31, 1999 and 1998 was a liability of approximately $64 and $170, respectively.

    b)  Seller Financing Notes and Other

    In connection with various acquisitions (see Note 4) the Company issued various notes to the sellers of those businesses. These notes bear interest at varying rates based primarily on the prime interest rate.

    Scheduled principal payments in each of the next five years and thereafter on long-term debt and capital lease obligations are as follows:

                      2000               $    427
                      2001                 46,521
                      2002                    153
                      2003                     16
                      2004                      -
                 Thereafter                     -
                                         --------
                                         $ 47,117
                                         ========

9.  COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company leases certain equipment under properties and non-cancelable lease agreements, which expire at various dates.

    At July 31, 1999, minimum annual lease payments for such leases are as follows:


                                                         CAPITAL   OPERATING
                                                         LEASES     LEASES
                                                        --------   --------
                                            2000        $   309     $  4,431
                                            2001            232        4,171
                                            2002            193        3,386
                                            2003             17        2,563
                                            2004             --        1,683
                                      Thereafter             --        1,506
                                                        -------     --------
                                                            751     $ 17,740
               Less amount representing interest           (105)          --
                                                        -------    ---------
 Net present value of future minimum lease payments     $   646    $  17,740
                                                        =======    =========

    Rent expense related to operating leases amounted to approximately $5,756, $5,058, and $2,987 for the years ended July 31, 1999, 1998 and 1997, respectively.

    CONTINGENCIES

    In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company, Richard K. McClelland, the Company's Chief Executive Officer, and Robert P. Capps, the Company's former Chief Financial Officer, as defendants. The lawsuits arise from the Company's November 2, 1998, announcement that it was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety.

    On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal 1998. On September 17, 1999 the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would restate its previously reported financial results for the fiscal years 1997 and 1998 and the first three quarters of the fiscal year 1999.

    On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the original complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999.

    On December 8, 1999, Dynamex moved to dismiss the complaint in its entirety on the grounds that plaintiffs' complaint fails to meet the required pleading standards and that the claims are deficient as a matter of law. Briefing of the motion was completed on June 1, 2000, and the motion is now awaiting disposition. At this date, no class has been certified nor has any discovery commenced.

    On April 10, 2000, Reliance Insurance Company filed a notice of action in the Superior Court of Justice in Ontario, Canada, seeking a declaratory judgment that defendants in the shareholder class action are not entitled to reimbursement under the Reliance insurance policy for losses incurred in connection with that action. The Reliance policy provides $3 million in excess coverage to supplement the $2 million in coverage provided to the Company pursuant to the underlying policy issued by American Home Assurance Company.

    At this time management is unable to determine the likely outcome of this matter or to reasonably estimate the amount of loss with respect to this matter.

    The Special Committee of the Board of Directors has kept the Securities and Exchange Commission apprised of its inquiry and the restatement process. The Company has received an informal request for information from the Staff of the Commission for documents concerning the circumstances of the proposed restatement of the Company's prior period financial statements. The Company has cooperated with the Commission and produced documents responsive to its request.

10. INCOME TAXES

    The United States and Canadian components of income (loss) before income taxes from continuing operations are as follows:


                                                            YEARS ENDED JULY 31,
                                                   ------------------------------------------
                                                      1999           1998             1997
                                                   ----------      ----------      ----------
                                                                   (restated)      (restated)

Canada                                             $    3,149      $    3,826      $    3,031
United States                                         (10,828)         (4,509)            484
                                                   ----------      ----------      ----------
                                                   $   (7,679)     $     (683)     $    3,515

The provision for income tax consisted of the following:

Current tax expense:
  Canada                                           $    1,489      $    1,600      $    1,347
  U.S                                                      --              --              --
                                                   ----------      ----------      ----------
          Total current tax expense                $    1,489      $    1,600      $    1,347
                                                   ==========      ==========      ==========
Deferred tax expense (benefit):
  Canada                                           $      107      $      389      $      230
  U.S                                                  (2,599)         (1,054)            248
                                                   ----------      ----------      ----------
          Total deferred tax expense (benefit)     $   (2,492)     $     (665)     $      478
                                                   ==========      ==========      ==========

          Total income tax provision (benefit)     $   (1,003)     $      935      $    1,825
                                                   ==========      ==========      ==========

    Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components (in thousands):


                                                        JULY 31,
                                               --------------------------
                                                  1999            1998
                                               ----------      ----------
                                                               (restated)
Deferred tax asset:
  Allowance for doubtful accounts              $      512      $      373
  Fixed assets                                         29              41
  Amortization of intangibles                       1,363           1,074
  Accrued vacation                                    252             167
  Accrued Liabilities & other                       1,374             573
  Write-down of intangible assets                   1,424              --
  Charitable contribution carryover                    10              --
  Foreign tax credit carryforward                     442             442
  State net operating loss carryforwards              768             605
  Federal net operating loss carryforwards          2,261           1,331
                                               ----------      ----------
     Total deferred tax benefits                    8,435           4,606
Less valuation allowance                           (2,703)         (1,773)
                                               ----------      ----------
     Net deferred tax asset                         5,732           2,833
Deferred tax liabilities:
  Fixed assets                                        685             610
                                               ----------      ----------
     Total deferred tax liabilities                   685             610
                                               ----------      ----------
     Net deferred tax asset                    $    5,047      $    2,223

Financial Statements:

  Current deferred tax assets                  $    2,148      $    1,113
                                               ----------      ----------

  Non-current deferred tax assets              $    2,899      $    1,110
                                               ----------      ----------

    The Company has established valuation allowances in accordance with the provisions of SFAS No. 109. The valuation allowances primarily relate to U.S. operating losses not currently deductible and foreign tax credits. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

    The Company has a federal net operating loss carryforward of $6,152 $3,530 and $333 for the three years ended July 31, 1999, 1998, and 1997, respectively. This carryforward is available to offset future United States federal taxable income. The net operating losses expire as follows: $333 in the year 2009, $3,197 in the year 2013 and $2,622 in the year 2019.

    The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:


                                                            YEARS ENDED JULY 31,
                                                 ------------------------------------------
                                                    1999            1998            1997
                                                 ----------      ----------      ----------
                                                                  (restated)     (restated)

Income taxes at statutory rate                   $   (2,611)     $     (232)     $    1,195
Effect on taxes resulting from:
     State taxes                                       (541)           (225)             24
     Foreign                                            315             383             333
     Increase in valuation allowance                    930           1,139             133
     Other (including permanent differences)            904            (130)            140
                                                 ----------      ----------      ----------
                                                 $   (1,003)     $      935      $    1,825
                                                 ----------      ----------      ----------

11. RELATED PARTY TRANSACTIONS

    A firm related to a former member of the Company's board of directors has provided investment banking services to the Company. Amounts paid by the Company for such services during the years ended July 31, 1999, 1998 and 1997 amounted to none, $458 and $367, respectively. The Company leases facilities from an officer and from a member of the Company's board of directors. During the years ended July 31, 1999, 1998 and 1997, the Company paid approximately $120, $256 and $178, respectively, in rent to these parties in aggregate.

    The Company has loaned to one of its officers $204 in connection with the exercise of certain stock options at the time of the follow-on public offering. The principal amount of this loan is due in eight quarterly installments beginning August 31, 1998, of $26 plus accrued interest which accrues on the aggregate unpaid amount at the prime rate published by the Company's primary lenders.

12. STOCKHOLDERS' EQUITY

    In May 1998, the Company completed a follow-on offering of 2,500,000 shares of common stock. Net proceeds to the Company, after deducting underwriters discount and offering costs, amounted to approximately $30 million, all of which was used to reduce amounts outstanding under the Credit Facility.

    On August 16, 1996, the Company completed an initial public offering of 2,600,000 shares of common stock. On September 10, 1996, the underwriters exercised their over-allotment option to purchase an additional 390,000 shares of common stock. Net proceeds to the Company, after deducting underwriters discount and offering costs, amounted to approximately $21 million, all of which was used to reduce outstanding debt and fund certain acquisitions.

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

    Rights Agreement

    The Board of Directors of the Company approved a Rights Agreement, which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Series A Preferred Stock, at a price of $45.00 per one one-hundredth of a share of Series A Preferred Stock, subject to possible adjustment.

13. STOCK OPTION PLAN

    Effective June 5, 1996, the Company's stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Option Plan"). The Option Plan has been subsequently amended to increase the maximum aggregate amount of common stock with respect to which options may be granted to 1,000,000 shares. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant option. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date.

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


                                                      YEARS ENDED JULY 31,
                                             ---------------------------------------
                                                1999          1998           1997
                                             ---------      ---------      ---------
                                                           (restated)     (restated)

Net income (in thousands):                   $  (6,676)     $  (1,618)     $   1,354
  As reported                                $  (6,868)     $  (2,219)     $     973
  Pro forma
Earnings per share -- assuming dilution:
  As reported                                $   (0.66)     $   (0.20)     $    0.20
  Pro forma                                  $   (0.68)     $   (0.28)     $    0.14


    The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively: dividend yield of 0% for all years; expected volatility of 72%, 66% and 64%; risk-free interest rate of 5.53%, 5.92%, and 8.35%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.91, $8.27 and $8.07, respectively.

    Stock option activity during the periods indicated is as follows:


                                                  YEARS ENDED JULY 31,
                                       ------------------------------------------
                                          1999            1998            1997
                                       ----------      ----------      ----------
                                                       (restated)      (restated)
Number of shares under option:
  Outstanding at beginning of year        501,477         471,384         214,384
  Granted                                 374,000         148,000         257,000
  Exercised                               (17,477)       (117,907)             --
  Canceled                               (123,780)             --              --
                                       ----------      ----------      ----------
  Outstanding at end of year              734,220         501,477         471,384
                                       ----------      ----------      ----------
  Exercisable at end of year              177,044         116,800         142,030
                                       ----------      ----------      ----------
Weighted average exercise price:
  Granted                              $    4.828      $   10.164      $    8.000
  Exercised                                 3.235           3.650              --
  Canceled                                  9.706              --              --
  Outstanding at end of year                6.129           7.886           6.263
  Exercisable at end of year                7.124           6.414           4.141
                                       ----------      ----------      ----------

    The following table summarizes information about stock options outstanding at July 31, 1999:


                                    WEIGHTED AVERAGE
        NUMBER OF                    REMAINING LIFE            WEIGHTED AVERAGE
         SHARES                        (IN YEARS)               EXERCISE PRICE
    ---------------                -----------------          ----------------
        268,500                           9.8                      $  2.250
         79,000                           5.9                      $  4.250
          8,000                           8.1                      $  7.250
        209,000                           7.1                      $  8.000
         15,000                           9.1                      $ 10.000
        104,720                           8.4                      $ 10.375
         50,000                           8.9                      $ 11.875
        -------                           ---                      --------
        734,220                           8.3                      $  6.129
        -------                           ---                      --------

    14. SEGMENT INFORMATION

    Dynamex Inc. operates in one reportable business segment, same-day delivery services. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income (loss) before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 1999, 1998 and 1997:


                                                              United
                                                              States         Canada         Total
                                                              ------         ------         -----
1999
Sales                                                       $ 161,515      $  78,116     $ 239,631
Operating income (loss)                                        (7,254)         4,147        (3,107)
Identifiable assets                                           108,724         21,698       130,422
Capital expenditures                                            2,909            523         3,432
Depreciation and amortization                                   2,186            881         3,067
Amortization of intangibles                                     9,635            509        10,144

                                                            (restated)     (restated)     (restated)
1998
Sales                                                         131,901         76,118       208,019
Operating income                                               (1,328)         4,873         3,545
Identifiable assets                                           103,648         19,121       122,769
Capital expenditures                                            3,102            718         3,820
Depreciation and amortization                                   2,323            810         3,133
Amortization of intangibles                                     5,083            554         5,637

                                                            (restated)     (restated)     (restated)
1997
Sales                                                          63,896         68,691       132,587
Operating income                                                1,455          3,660         5,115
Identifiable assets                                            62,797         22,700        85,497
Capital expenditures                                            1,307            921         2,228
Depreciation and amortization                                   1,102            628         1,730
Amortization of intangibles                                     2,769            492         3,261

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
     3.1(2)           --    Restated Certificate of Incorporation of Dynamex
                              Inc.
     3.2(3)           --    Bylaws, as amended and restated, of Dynamex Inc.
     4.1(2)           --    Rights Agreement between Dynamex Inc. and Harris
                              Trust and Savings Bank, dated July 5, 1996.
    10.1(4)           --    Amendment No. 2 to Employment Agreement of Richard
                              K. McClelland.
    10.2(3)           --    Dynamex Inc. Amended and Restated 1996 Stock Option
                              Plan.
    10.3(2)           --    Marketing and Transportation Services Agreement,
                              between Purolator Courier Ltd. and Parcelway
                              Courier Systems Canada Ltd., dated November 20,
                              1995.
    10.4(2)           --    Form of Indemnity Agreements with Executive Officers
                              and Directors.
    10.5(3)           --    Second Amended and Restated Credit Agreement by and
                              among the Company and NationsBank of Texas, N.A.,
                              as agent for the lenders named therein, dated
                              August 26, 1997.
    10.6(5)           --    First Amendment to Second Amended and Restated
                              Credit Agreement by and among the Company and
                              NationsBank of Texas, N.A., as agent for the
                              lenders named therein, dated May 5, 1998.
    10.7(1)           --    Second Amendment to Second Amended and Restated
                              Credit Agreement by and among the Company and
                              Nationsbank of Texas, N.A., as agent for the
                              lenders therein, dated January 31, 1999
    10.8(1)           --    Third Amendment to Second Amended and Restated
                              Credit Agreement by and among the Company and
                              Nationsbank of Texas, N.A., as agent for the
                              lenders therein, dated June 28, 2000.
    11.1(1)           --    Statement regarding computation of earnings (loss)
                              per share.
    21.1(1)           --    Subsidiaries of the Registrant.
    23.1(1)           --    Consent of BDO Seidman, LLP.
    27.1(1)           --    Financial Data Schedule.
    27.2(1)           --    Restated Financial Data Schedule.

----------

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

(5) Filed as an exhibit to the registrant's annual report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference.