Form 10-Q
period 1999-10-31
DYNAMEX INC
filed 2000-06-30
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of June 28, 2000 was 10,206,817 shares.

================================================================================

DYNAMEX INC.
================================================================================

                                      INDEX


                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

           IMPORTANT EXPLANATORY NOTE                                                               2

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         3
                         October 31, 1999 (Unaudited) and July 31, 1999

                      Condensed Statements of Consolidated Operations                               4
                         (Unaudited) Three months ended October 31, 1999 and
                         1998 (As restated)

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   5
                         Three Months ended October 31, 1999 and 1998 (As restated)

                      Notes to Condensed Consolidated Financial Statements                          6

           Item 2.    Management's Discussion and Analysis of Financial Condition                  10
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  17

PART II.              OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           18

           Item 6.    Exhibits and Reports on Form 8-K.                                            19

DYNAMEX INC.
================================================================================


                          PART I. FINANCIAL STATEMENTS

                           IMPORTANT EXPLANATORY NOTE

As discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements of Dynamex Inc., the Company discovered unsupportable accounting entries in the prior year during its review of the fiscal third quarter financial statements ending April 30, 1999. The unsupportable accounting entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. On June 14, 1999, the Audit Committee of the Company's Board of Directors formed a Special Committee of outside directors to review the matter further. The Special Committee engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in connection with the review. Weil, Gotshal engaged Deloitte & Touche LLP to assist in connection with the review.

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

As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement, and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

As a result of additional analysis and review during the re-audit, certain additional adjustments were identified that impacted the financial statements for all fiscal quarters in the fiscal year ending July 31, 1999. These adjustments related primarily to the reduction in the carrying value of intangibles, an additional bad debt accrual, a valuation reserve related to federal net operating losses in the U.S., a reduction in the value of fixed assets and an additional accounts payable accrual.

This Form 10-Q includes in Item 1 such restated financial statements for the three month period ended October 31, 1999 and other information relating to such restated financial statements including, Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on Dynamex's results of operations for the three month period ended October 31, 1999 is included in Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1.

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
================================================================================

                                                              October 31,   July 31,
                                                                 1999        1999
                                                              ----------   ---------
                                                             (Unaudited)
                                     ASSETS
CURRENT
Cash and cash equivalents                                     $   4,845    $   2,933
Accounts receivable (net of allowance for doubtful accounts
   of $1,518 and $1,320, respectively)                           29,460       25,945
Prepaid and other current assets                                  1,261        2,488
Deferred income tax                                               2,094        2,148
                                                              ---------    ---------
TOTAL CURRENT ASSETS                                             37,660       33,514

Property and equipment - net                                      8,763        9,308
Intangibles - net                                                81,780       82,860
Deferred income taxes                                             2,681        2,899
Other assets                                                      1,810        1,841
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 132,694    $ 130,422
                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT
Accounts payable trade                                        $   4,192    $   6,349
Accrued liabilities                                              15,936       15,292
Income taxes payable                                                 --          117
Current portion of long-term debt                                   191          427
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                        20,319       22,185

Long-term debt                                                   50,047       46,690

                                                              ---------    ---------
TOTAL LIABILITIES                                                70,366       68,875
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                  --           --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                      102          102
Receivable from stockholder                                         (77)        (102)
Additional paid-in capital                                       72,759       72,759
Retained earnings                                                (9,797)     (10,202)
Unrealized foreign currency translation adjustment                 (659)      (1,010)
                                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                       62,328       61,547
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 132,694    $ 130,422
                                                              =========    =========


       See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(In thousands, except per share data)
(Unaudited)
================================================================================

                                                  Three months ended
                                                      October 31,
                                                 ---------------------
                                                    1999      1998
                                                 ---------  ---------
                                                           (Restated)
 Sales                                            $62,723   $59,443

 Cost of sales                                     42,297    40,126
                                                  -------   -------

 Gross profit                                      20,426    19,317

 Selling, general and administrative expenses      16,033    14,755
 Depreciation and amortization                      2,318     2,328
 Loss on disposal of property and equipment            54        35
                                                  -------   -------

 Operating income                                   2,021     2,199

 Interest expense                                   1,157       943
                                                  -------   -------

 Income  before taxes                                 864     1,256

 Income tax expense                                   459     1,079
                                                  -------   -------

Net income                                        $   405   $   177
                                                  =======   =======

Earnings  per common share - basic:               $  0.04   $  0.02
                                                  =======   =======

Earnings  per common share - assuming dilution:   $  0.04   $  0.02
                                                  =======   =======

Weighted average shares:
   Common shares outstanding                       10,207    10,069
   Adjusted common shares - assuming
      exercise of stock options                    10,207    10,127



     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
================================================================================

                                                                               Three months ended
                                                                                   October 31,
                                                                             --------------------
                                                                                2000      1999
                                                                             ---------  ---------
                                                                                        (Restated)
OPERATING ACTIVITIES
Net income                                                                    $    405    $    177
Adjustments to reconcile net income  to  net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                   968         792
   Amortization of intangible assets                                             1,350       1,536
   Deferred income taxes                                                           272        (350)
Changes in current operating assets and liabilities:
   Accounts receivable                                                          (3,515)     (3,420)
   Prepaids and other assets                                                     1,227        (916)
   Accounts payable and accrued liabilities                                       (581)      2,055
                                                                              --------    --------
Net cash provided by (used in) operating activities                                126        (126)
                                                                              --------    --------

INVESTING ACTIVITIES
Payments for acquisitions                                                         (104)     (8,156)
Purchase of property and equipment                                              (1,486)     (1,511)
                                                                              --------    --------
Net cash used in investing activities                                           (1,590)     (9,667)
                                                                              --------    --------

FINANCING ACTIVITIES
Principal payments on long-term debt                                               (79)       (137)
Net borrowings under line of credit                                              3,200      10,000
Net proceeds from sale of common stock
Proceeds from shareholder's note                                                    25          26
Other assets and deferred offering costs                                            31          42
                                                                              --------    --------
Net cash provided by financing activities                                        3,177       9,931
                                                                              --------    --------

                                                                              --------    --------
EFFECT OF EXCHANGE RATES ON CASH                                                   199         (98)
                                                                              --------    --------

NET INCREASE IN CASH                                                             1,912          40
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,933       1,361
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  4,845    $  1,401
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Cash paid for interest                                                        $    889    $    811
                                                                              ========    ========
Cash paid for taxes                                                           $    487    $  1,305
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities were assumed as follows:
Fair value of assets acquired                                                 $    104    $  8,246
Cash paid                                                                         (104)     (8,156)
                                                                              --------    --------
Liabilities assumed and incurred                                              $     --    $     90
                                                                              ========    ========


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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

The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company's audited financial statements for the fiscal year ended July 31, 1999.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 1999, the results of its operations for the three months ended October 31, 1999 and 1998 (restated) and its cash flows for the three month periods ended October 31, 1999 and 1998 (restated).

2.       RESTATEMENT

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

As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement, and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


required to pay a commitment fee of 0.375% for any unused amounts of the total commitment See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

As a result of additional analysis and review during the re-audit, certain additional adjustments were identified that impacted the financial statements for all fiscal quarters in the fiscal year ending July 31, 1999. These adjustments related primarily to the reduction in the carrying value of intangibles, an additional bad debt accrual, a valuation reserve related to federal net operating losses in the U.S., a reduction in the value of fixed assets and an additional accounts payable accrual.

A summary of the effect of the restatement on the Consolidated Statement of Operations for the three months ended October 31, 1998:

                                                             Three months ended
                                                              October 31, 1998
                                                      As Previously
                                                         Reported        As Restated
                                                         --------        -----------
Sales                                                   $ 59,468          $ 59,443
Cost of Sales                                             39,829            40,126
Selling, general and administrative expenses              15,239            14,755
Loss on disposal of property and equipment                    -                 35
Depreciation and amortization                              1,831             2,328
Operating income                                           2,569             2,199
Interest expense                                             943               943
Income before taxes                                        1,626             1,256
Income tax expense                                           679             1,079
Net income                                              $    947          $    177

3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended October 31, 1999 were $756 compared to ($4) for the same period ended October 31, 1998. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments.

4.       BANK CREDIT AGREEMENT

As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment

Effective as of January 31, 1999, the Company completed the second amendment to the Second Amended and Restated Credit Agreement. Under the terms of the second amendment, the Company could borrow up to $65 million on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings was payable quarterly at prime plus
 .50% or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins ranged from 1.50% to 3.25% and were based on the ratio of the Company's

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


funded debt to cash flow, both as defined in the agreement. In addition, the Company was required to pay a commitment fee of 0.25% of any unused amounts of the total commitment. At October 31, 1999, the weighted average interest rate for the then outstanding borrowings under the credit agreement was 8.74%.

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

5.       ACQUISITIONS

In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. During the three months ended October 31, 1999, the Company paid $104 of such additional consideration.

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

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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

GENERAL

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through October 31, 1999, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

As discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements of Dynamex Inc., the Company discovered unsupportable accounting entries in the prior year during its review of the fiscal third quarter financial statements ending April 30, 1999. The unsupportable accounting entries related to the timing of the sale of an asset and the reduction in accruals for workers' compensation and bad debts. On June 14, 1999, the Audit Committee of the Company's Board of Directors formed a Special Committee of outside directors to review the matter further. The Special Committee engaged the law firm of Weil, Gotshal & Manges LLP ("Weil, Gotshal") to assist in connection with the review. Weil, Gotshal engaged Deloitte & Touche LLP to assist in connection with the review.

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

Due to the lack of audited financial statements, the American Stock Exchange ("AMEX") suspended trading in Dynamex Inc. stock effective September 16, 1999. Trading remains suspended at this date. AMEX also notified the Company that it shall have until June 30, 2000 to file, with the Securities and Exchange Commission (the "Commission"), its Form 10-K for the fiscal years ending July 31, 1999, 1998 and 1997 and Form 10-Q's for the first three quarters of the fiscal year ending July 31, 2000, or be delisted from AMEX.

As a result of additional analysis and review during the re-audit, certain additional adjustments were identified that impacted the financial statements for all fiscal quarters in the fiscal year ending July 31, 1999. These adjustments related primarily to the reduction in the carrying value of intangibles, an additional bad debt accrual, a valuation reserve related to federal net operating losses in the U.S., a reduction in the value of fixed assets and an additional accounts payable accrual.

A significant portion of the Company's revenues are generated in Canada. For the three month period ended October 31, 1999, Canadian revenues accounted for approximately 32.5% of total consolidated revenue, compared to 33.3% for the same period in 1998. The decrease for the three month period ending October 31, 1999 results from U.S. same branch revenues increasing in greater proportion than Canadian branches

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales.

                                                                 Three months ended
                                                                    October 31,
                                                               ---------------------
                                                               1999             1998
                                                               ----             ----
                                                                             (restated)
                                                                                (1)

               Sales                                           100.0%           100.0%
               Cost of sales                                    67.4%            67.5%
                                                               -----            -----
               Gross profit                                     32.6%            32.5%

               Selling, general and
                  administrative expenses                       25.6%            24.8%
               Depreciation and amortization                     3.7%             3.9%
               Loss on disposal of assets                        0.1%             0.1%
                                                               -----            -----
               Operating income                                  3.2%             3.7%

               Interest expense                                  1.8%             1.6%
                                                               -----            -----
               Income before taxes                               1.4%             2.1%
                                                               =====            =====

(1) Excludes non-recurring and unusual charges and adjustments described in the paragraph above

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998.

Net income for the three months ended October 31, 1999 was $405,000 compared to $177,000 for the three months ended October 31, 1998. An increase in sales and gross profit was offset by higher selling, general and administrative costs and higher interest for the three months ended October 31, 1999 compared to the same period in 1998. Income tax expense, as a percentage of income, was 53% in 1999 compared to 86% in 1998. The higher rate in 1998 resulted from higher taxable losses in the U.S. in 1998 and the resulting valuation allowances required to offset unused losses for U.S. federal income tax purposes.

Sales for the three months ended October 31, 1999 increased $3.3 million, or 5.5%, to $63 million from $59 million for the same period ended in 1998. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing sales for the three months ended October 31, 1999 by approximately $0.7 million had the conversion rate been the same as the period ended in 1998. Same branch sales (revenue per day for operations owned during both periods) increased 5.6% in the three months ended October 31, 1999. Excluding the impact of the conversion rate change, the revenue per day increased 4.4%.

Cost of sales for the three months ended October 31, 1999 increased $2.2 million, or 5.4%, to $42 million from $40 million for the same period ended in 1998. Cost of sales, as a percentage of sales, remained relatively constant at 67.4% for the three months ended October 31, 1999 compared to 67.5% for the same period ended in 1998.

Selling, general and administrative ("SG & A") expenses for the three months ended October 31, 1999 increased $1.3 million, or 8.7%, to $16 million from $15 million for the same period in 1998. As a percentage of sales, SG & A expenses increased to 25.6% for the three months ended October 31, 1999 compared to 24.8% in 1998. This increase in SG & A expenses in the three months ended October 31, 1999 is attributable to several factors. The Company has invested heavily in technology in building its infrastructure. The Company is converting to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and is upgrading its financial accounting and reporting capabilities through conversion to Oracle based financials. As a result, the Company's base level of information processing costs has increased. In addition, the change in the conversion rate between the Canadian and U.S. dollars had the effect of increasing SG & A by approximately $130,000 in 1999 compared to 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


Depreciation and amortization for the three months ended October 31, 1999 was unchanged compared to the same period ended in 1998. As a percentage of sales, depreciation and amortization decreased to 3.7% from 3.9%. As individual covenants not-to-compete become fully amortized after three years, and most of the Company's acquisitions occurred in fiscal years 1996 through 1998, depreciation and amortization will decline beginning in the third quarter of 2000.

Interest expense for the three months ended October 31, 1999 increased $214,000 or 22.7% to $1.2 million from $0.9 million for the same period ended in 1998 and as a percentage of sales, to 1.8% from 1.6%. This increase results from increased debt and higher interest rates in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $126,000 for the three months ended October 31, 1999 versus $126,000 net cash used in operating activities for the same period ended in 1998. The increase is primarily due to slightly higher net income in 1999. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $2.7 million for the three months ended October 31, 1999 compared to $2.5 million for the same period ended in 1998, the result of higher earnings in 1999.

The Company's capital needs arise primarily from capital expenditures and the payment of contingent consideration for past acquisitions, as well as, working capital needs. In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The Company paid approximately $104,000 to former owners of previously acquired companies as additional purchase consideration during the three months ended October 31, 1999.

At October 31, 1999 the maximum amount of additional consideration payable, if all performance goals are met, is approximately $6 million. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

Capital expenditures for the three months ended October 31, 1999 were approximately $1.5 million. These expenditures primarily related to improvements in infrastructure and technology to support the Company's expanding operations including the purchase and installation of the Oracle financial package. Management expects annual capital expenditures to be in the $2 to $3 million range. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

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

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) decreased to approximately $4.3 million for the three months ended October 31, 1999 from $4.5 million for the three months ended October 31, 1998. The decrease is largely attributable to increased SG & A expenses discussed above. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of October 31, 1999 increased to approximately $17 million from approximately $11 million as of July 31, 1999.

Management expects that the Company's capital requirements will be met from internally generated cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


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

FOREIGN EXCHANGE

     Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations; therefore, any change in the exchange rate will affect the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $8 million and a decrease in net income of $0.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of $0.5 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management.

PART II. OTHER INFORMATION
================================================================================


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

On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal 1998. On September 17, 1999 the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would restate its previously reported financial results for the fiscal years 1997 and 1998, the first three quarters of the fiscal year 1998 and the first three quarters of the fiscal year 1999.

On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint. In addition to the defendants named in the original complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999.

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

PART II.  OTHER INFORMATION
================================================================================


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         11.1     Calculation of Net Income Per Common Share

         27.1     Financial Data Schedule

         27.2     Restated Financial Data Schedule

     (b) Reports on Form 8-K:

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



                                   DYNAMEX INC.



         Dated:   June 29, 2000    by  /s/ Richard K. McClelland
                                       -----------------------------------------
                                       Richard K. McClelland
                                       President, Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)




         Dated:   June 29, 2000    by  /s/ Ray E. Schmitz
                                       -----------------------------------------
                                       Ray E. Schmitz
                                       Vice President - Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX



         EXHIBIT
          NUMBER                        DESCRIPTION
         -------                        -----------

           11.1       Calculation of Net Income Per Common Share

           27.1       Financial Data Schedule

           27.2       Restated Financial Data Schedule