Form 10-Q
period 2000-01-31
DYNAMEX INC
filed 2000-06-30
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2000

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


                                      INDEX

                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

           IMPORTANT EXPLANATORY NOTE                                                 2

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                           3
                         January 31, 2000 (Unaudited) and July 31, 1999

                      Condensed Statements of Consolidated Operations                 4
                         (Unaudited) Three and Six Months ended January 31,
                         2000 and 1999 (restated)

                      Condensed Statements of Consolidated Cash Flows (Unaudited)     5
                         Six Months ended January 31, 2000 and 1999 (restated)

                      Notes to Condensed Consolidated Financial Statements            6

           Item 2.    Management's Discussion and Analysis of Financial Condition    10
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.    18

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                             19

           Item 6.    Exhibits and Reports on Form 8-K.                              20

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

This Form 10-Q includes in Item 1 such restated financial statements for the three and six-month periods ended January 31, 1999 and other information relating to such restated financial statements including, Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
2). Information regarding the effect of the restatement on Dynamex's results of operations for the three and six-month periods ended January 31, 1999 are included in Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1.

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
================================================================================


                                                               January 31,   July 31,
                                                                  2000         1999
                                                               -----------   --------
                                                                (Unaudited)
                                     ASSETS

CURRENT
Cash and cash equivalents                                       $  5,413     $  2,933
Accounts receivable (net of allowance for doubtful accounts
   of $1,657 and $1,320, respectively)                            28,780       25,945
Prepaid and other current assets                                   1,701        2,488
Deferred income tax                                                2,103        2,148
                                                                --------     --------
TOTAL CURRENT ASSETS                                              37,997       33,514

Property and equipment - net                                       8,537        9,308
Intangibles - net                                                 80,721       82,860
Deferred income taxes                                              2,832        2,899
Other assets                                                       1,768        1,841
                                                                --------     --------
TOTAL ASSETS                                                    $131,855     $130,422
                                                                ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT
Accounts payable trade                                          $  3,567     $  6,349
Accrued liabilities                                               15,890       15,292
Income taxes payable                                                  --          117
Current portion of long-term debt                                    406          427
                                                                --------     --------
TOTAL CURRENT LIABILITIES                                         19,863       22,185

Long-term debt                                                    49,743       46,690

                                                                --------     --------
TOTAL LIABILITIES                                                 69,606       68,875
                                                                --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                   --           --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                       102          102
Receivable from stockholder                                          (51)        (102)
Additional paid-in capital                                        72,759       72,759
Retained earnings                                                (10,149)     (10,202)
Unrealized foreign currency translation adjustment                  (412)      (1,010)
                                                                --------     --------
TOTAL STOCKHOLDERS' EQUITY                                        62,249       61,547
                                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $131,855     $130,422
                                                                ========     ========

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(In thousands, except per share data)
(Unaudited)
================================================================================


                                                             Three months ended            Six months ended
                                                                 January 31,                  January 31,
                                                          ------------------------      -----------------------
                                                             2000           1999           2000         1999
                                                          ---------      ---------      ---------     ---------
                                                                        (restated)                    (restated)

 Sales                                                    $  61,778      $  58,124      $ 124,501     $ 117,567

 Cost of sales                                               41,919         39,966         84,216        80,092
                                                          ---------      ---------      ---------     ---------

 Gross profit                                                19,859         18,158         40,285        37,475

 Selling, general and administrative expenses                16,403         18,292         32,436        33,047
 Depreciation and amortization                                2,301          2,306          4,619         4,634
 Loss on disposal of property and equipment                       1             79             55           114
                                                          ---------      ---------      ---------     ---------


 Operating income                                             1,154         (2,519)         3,175          (320)

 Interest expense                                             1,242          1,332          2,399         2,275
                                                          ---------      ---------      ---------     ---------

 Income (loss) before taxes                                     (88)        (3,851)           776        (2,595)

 Income tax expense (benefit)                                   264         (1,107)           723           (28)
                                                          ---------      ---------      ---------     ---------

Net income (loss)                                         $    (352)     $  (2,744)     $      53     $  (2,567)
                                                          =========      =========      =========     =========

Earnings (loss) per common share - basic:                 $   (0.03)     $   (0.27)     $    0.01     $   (0.25)
                                                          =========      =========      =========     =========

Earnings (loss) per common share - assuming dilution:     $   (0.03)     $   (0.27)     $    0.01     $   (0.25)
                                                          =========      =========      =========     =========

Weighted average shares:
   Common shares outstanding                                 10,207         10,069         10,207        10,069
   Adjusted common shares - assuming
      exercise of stock options                              10,207         10,069         10,207        10,069


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
================================================================================


                                                                                   Six months ended
                                                                                      January 31,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                --------      --------
                                                                                             (Restated)
OPERATING ACTIVITIES
Net income (loss)                                                               $     53      $ (2,567)
Adjustments to reconcile net income (loss) to  net cash provided by (used in) operating activities:
   Depreciation and amortization                                                   1,886         1,850
   Amortization of intangible assets                                               2,733         2,784
   Loss on fixed asset disposals                                                      55           114
   Deferred income taxes                                                             112        (1,001)
Changes in current operating assets and liabilities:
   Accounts receivable                                                            (2,835)       (2,128)
   Prepaids and other assets                                                         787          (956)
   Accounts payable and accrued liabilities                                       (1,252)        2,866
                                                                                --------      --------
Net cash provided by operating activities                                          1,539           962
                                                                                --------      --------

INVESTING ACTIVITIES
Payments for acquisitions                                                           (240)      (11,125)
Purchase of property and equipment                                                (2,138)       (2,652)
                                                                                --------      --------
Net cash used in investing activities                                             (2,378)      (13,777)
                                                                                --------      --------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                (168)         (229)
Net borrowings under line of credit                                                3,200        13,000
Proceeds from shareholder's note                                                      51            51
Other assets and deferred offering costs                                              73           241
                                                                                --------      --------
Net cash provided by financing activities                                          3,156        13,063
                                                                                --------      --------

                                                                                --------      --------
EFFECT OF EXCHANGE RATES ON CASH                                                     163          (133)
                                                                                --------      --------

NET INCREASE (DECREASE) IN CASH                                                    2,480           115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,933         1,361
                                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  5,413      $  1,476
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Cash paid for interest                                                          $  1,861      $  1,680
                                                                                ========      ========
Cash paid for taxes                                                             $    902      $  1,814
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities were assumed as follows:
Fair value of assets acquired                                                   $    240      $ 11,215
Cash paid                                                                           (240)      (11,125)
                                                                                --------      --------
Liabilities assumed                                                             $     --      $     90
                                                                                ========      ========


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 2000, the results of its operations for the three and six-month periods ended January 31, 2000 and 1999 (restated) and its cash flows for the six month periods ended January 31, 2000 and 1999 (restated).

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

DYNAMEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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

A summary of the effect of the restatement on the Consolidated Statement of Operations for the three and six months ended January 31, 1999 is as follows:

                                                    Three months ended            Six months ended
                                                     January 31, 1999             January 31, 1999

                                                    As
                                                Previously                  As Previously
                                                 Reported      As Restated     Reported      As Restated
                                                ----------     -----------  -------------    -----------
Sales                                            $  57,760      $  58,124      $ 117,228      $ 117,567
Cost of Sales                                       39,746         39,966         79,575         80,092
Selling, general and administrative expenses         17,06         18,292         32,306         33,047
Depreciation and amortization                        1,863          2,306          3,694          4,634
Unusual items                                        1,733             --          1,733             --
Loss on disposal of property and equipment              --             79             --            114
Operating income (loss)                             (2,649)        (2,519)           (80)          (320)
Interest expense                                     1,232          1,332          2,175          2,275
Net income before taxes                             (3,881)        (3,851)        (2,255)        (2,595)
Income tax expense (benefit)                        (1,580)        (1,107)          (901)           (28)
Net (loss)                                       $  (2,301)     $  (2,744)     $  (1,354)     $  (2,567)


3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended January 31, 2000 were $(105) and $651 respectively, compared to $(2.7) million and $(2.6) million for the same periods ended January 31, 1999. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments.


4.   BANK CREDIT AGREEMENT

As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment

DYNAMEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


Effective as of January 31, 1999, the Company completed the second amendment to the Second Amended and Restated Credit Agreement. Under the terms of the second amendment, the Company could borrow up to $65 million on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings was payable quarterly at prime plus
 .50% or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins ranged from 1.50% to 3.25% and were based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the Company was required to pay a commitment fee of 0.25% of any unused amounts of the total commitment. At January 31,2000, the weighted average interest rate for the then outstanding borrowings under the credit agreement was 8.75%.

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

5.   ACQUISITIONS

In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. During the six months ended January 31, 2000, the Company paid $240 of such additional consideration.


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

DYNAMEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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


GENERAL

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through January 31, 2000, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales. The following table excludes $2.1million of unusual and non-recurring selling, general and administrative expenses for both the three months and six months ended January 31, 1999, respectively. ($1.4 million for the failed Q International and other acquisitions, non-recurring audit fees of $0.4 million and $0.3 million for severance and other restructuring costs.)

                                        Three months ended                Six months ended
                                           January 31,                      January 31,
                                   ---------------------------       --------------------------
                                      2000             1999             2000            1999
                                   ----------       ----------       ----------      ----------
                                                    (restated)                       (restated)
                                                        (1)                              (1)

 Sales                                  100.0%           100.0%           100.0%          100.0%
 Cost of sales                           67.8%            68.8%            67.6%           68.1%
                                   ----------       ----------       ----------      ----------
 Gross profit                            32.2%            31.2%            32.4%           31.9%

 Selling, general and
    administrative expenses              26.6%            27.8%            26.1%           26.3%
 Depreciation and amortization            3.7%             4.0%             3.7%            3.9%
 Loss on disposal of assets               0.0%             0.1%             0.0%            0.1%
                                   ----------       ----------       ----------      ----------
 Operating income (loss)                  1.9%            (0.7)%            2.6%           (1.6)%

 Interest expense                         2.0%             2.3%             1.9%            1.9%
                                   ----------       ----------       ----------      ----------
 Income (loss) before taxes              (0.1)%           (3.0)%            0.7%           (0.3)%
                                   ==========       ==========       ==========      ==========

(1) Excludes non-recurring and unusual charges and adjustments described in the paragraph above

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999.

The net loss for the three months January 31, 2000 was $352,000 compared to $2.7 million in the same period last year. The results for 1999 include $2.1 million of unusual and non-recurring charges and adjustments consisting of $1.4 million for the failed Q International and other acquisitions, unusual accounting and tax fees of $0.4 million and $0.3 million for severance and other restructuring costs. The following comparisons of fiscal year 2000 to fiscal year 1999 results exclude the unusual and non-recurring adjustments referred to above.

Sales for the three months ended January 31, 2000 increased $3.7 million, or 6.3%, to $62 million from $58 million for the same period ended in 1999. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing 2000 sales by some $0.9 million had the conversion rate been the same as in 1999. Same branch sales (revenue per day for operations owned during both periods) increased 4.9% for the three months ended January 31, 2000 compared to the same period ended in 1999. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in same branch sales was 3.3%.

Cost of sales for the three months ended January 31, 2000 increased $2.0 million, or 4.9%, to $42 million from $40 million for the same period ended in 1999. Cost of sales, as a percentage of sales for the three months ended January 31,2000 decreased to 67.8% from 68.8% for the same period ended in 1999. This decrease is attributable to a change in product mix and a reduction in bad debt expense in 2000 versus 1999. The higher bad debt costs in 1999 primarily are attributable to two locations, Hartford, Connecticut and Dallas, Texas.

Excluding the unusual and non-recurring charges and adjustments noted above, selling, general and administrative ("SG & A") expenses for the three months ended January 31, 2000 increased approximately $0.2, or 1.5%, to $16.4 million from $16.2 million for the same period ended in 1999. As a percentage of sales, SG & A expenses decreased to 26.6% for the three months ended January 31, 2000 compared to 27.8% for the same period ended in 1999. This increase in total dollars is attributable to several factors. The Company has invested heavily in technology in building its infrastructure. The

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


Company is converting to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and is upgrading its financial accounting and reporting capabilities through conversion to Oracle based financials. As a result, the Company's base level of information processing costs has increased. Also, the Company had non-recurring temporary costs of approximately $250,000 to assist in the audit process and for systems conversion assistance in the three months ended January 31, 2000. In addition, the increase in the foreign exchange rate for the Canadian dollar resulted in additional SG & A costs of approximately $142,000.

Depreciation and amortization for the three months ended January 31, 2000 was unchanged from the same period in 1999. As individual covenants not-to-compete become fully amortized after three years, and most of the Company's acquisitions occurred in fiscal years 1996 through 1998, depreciation and amortization will decline beginning in the third quarter of 2000.

Interest expense in 2000 decreased $90,000 or 6.8% to $1.2 million from $1.3 million in 1999 and as a percentage of sales, to 2.0% from 2.3%. Interest expense in 1999 includes approximately $0.3 million of deferred financing costs that were expensed when the Company amended its bank credit agreement in January 1999. The increase in 2000 over 1999, adjusted for deferred financing costs, is due to both higher debt and a higher interest rate.


SIX MONTHS ENDED JANUARY 31, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1999.

Net income for the six months ended January 31, 2000 was $53,000 compared to a net loss of $2.6 million for the same period in 1999. The results for 1999 include approximately $2.1 million in unusual and non-recurring selling, general and administrative expenses ($1.4 million for the failed Q International and other acquisitions, $0.4 million for non-recurring audit and tax fees and $0.3 million for severance and related restructuring costs). The following comparisons of 2000 to 1999 results exclude the unusual and non-recurring adjustments referred to above.

Sales in for the six months ended January 31, 2000 increased $6.9 million, or 5.9%, to $125 million from $118 million for the same period ended in 1999. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing sales for the six months ended January 31, 2000 by some $1.6 million had the conversion rate been the same as in 1999. Same branch sales increased 5.2% for the six months ended January 31, 2000. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in sales was 3.9%.

Cost of sales for the six months ended January 31, 2000 increased $4.1 million, or 5.1%, to $84 million from $80 million for the same period ended in 1999. Cost of sales, as a percentage of sales for the six months ended January 31,2000 decreased to 67.6% from 68.1% for the same period ended in 1999. This decrease is attributable to a change in product mix and a reduction in bad debt expense in 2000 versus 1999. The higher bad debt costs in 1999 primarily are attributable to two locations, Hartford, Connecticut and Dallas, Texas.

Excluding the unusual and non-recurring charges and adjustments referred to above, selling, general and administrative expenses for the six months ended January 31, 2000 increased $1.5 million, or 4.9%, to $32 million from $31 million compared to the same period ended in 1999. As a percentage of sales, SG & A expenses decreased to 26.1% in 2000 compared to 26.3% in 1999. This increase in total dollars in SG & A expenses in 2000 is attributable to several factors. The Company has invested heavily in technology in building its infrastructure. The Company is converting to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and is upgrading its financial accounting and reporting capabilities through conversion to Oracle based financials. As a result, the Company's base level of information processing costs has increased. Also the Company had non-recurring temporary costs of approximately $300,000 related to temporary help during the audit process and for systems conversion assistance in the six months ended January 31, 2000.

Depreciation and amortization for the six months ended January 31, 2000 was unchanged when compared to the same period ended in 1999. As a percentage of sales, depreciation and amortization decreased to 3.7% from 3.9%. As individual covenants not-to-compete become fully amortized after three years, and most of the Company's acquisitions occurred in fiscal years 1996 through 1998, depreciation and amortization will decline beginning in the third quarter of 2000.

Interest expense increased $0.1 million for the six months ended January 31, 2000 compared to same period ended in 1999. Interest expense in 1999 includes approximately $0.3 million of deferred financing costs that were expensed when the Company amended its bank credit agreement in January 1999. The increase in 2000 over 1999, adjusted for deferred financing costs, is due to both higher debt and a higher interest rate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.5 million for the six months ended January 31, 2000 versus $1.0 million provided by operating activities for the same period ended in 1999. Adjusting for the unusual and non-recurring charges and adjustments, net cash provided would have been $3.1 million in 1999. An increase in current operating assets and liabilities accounts for the difference in 2000 versus 1999.

The Company's capital needs arise primarily from capital expenditures and the payment of contingent consideration for past acquisitions, as well as, working capital needs. In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The Company paid approximately $240,000 to former owners of previously acquired companies as additional purchase consideration during the six months ended January 31, 1999.

At January 31, 2000 the maximum amount of additional consideration payable, if all performance goals are met, is approximately $6 million. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

Capital expenditures for the six months ended January 31, 2000 were approximately $2.1 million., down approximately $0.5 million from 1999. These expenditures primarily related normal replacements and improvements in infrastructure and technology to support the Company's expanding operations. Management expects capital expenditures to be in the $2 million to $3 million range for the foreseeable future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

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

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) increased to approximately $3.5 million for the three months ended January 31, 2000 from $1.9 million for the three months ended January 31, 1999 (excluding the unusual and non-recurring charges and adjustments). For the six months ended January 31, 2000 the Company's EBITDA increased $3.5 million or 81.9% to $7.8 million compared to approximately $6.4 million for the six months ended January 31, 1999 (excluding the unusual and non-recurring charges and adjustments). Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of January 31, 2000 increased to approximately $18 million from approximately $12 million as of July 31, 1999.

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

CERTAIN TAX MATTERS RELATED TO DRIVERS

    Substantially all of the Company's drivers own their own vehicles and as of June 1, 2000, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes, and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

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

o   The competitive nature of the same-day delivery business .

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $8.2 million and a decrease in net income of $0.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

On December 8, 1999, Dynamex moved to dismiss the complaint in its entirety on the grounds that plaintiffs' complaint fails to meet the required pleading standards and that the claims are deficient as a matter of law. Briefing of the motion was completed on June 1, 2000, and the motion is now awaiting disposition. At this date, no class has been certified nor has any discovery commenced

On April 10, 2000, Reliance Insurance Company filed a notice of action in the Superior Court of Justice in Ontario, Canada, seeking a declaratory judgment that defendants in the shareholder class action are not entitled to reimbursement under the Reliance insurance policy for losses incurred in connection with that action. The Reliance policy provides $3 million in excess coverage to supplement the $2 million in coverage provided to the Company pursuant to the underlying policy issued by American Home Assurance Company.

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




         Dated:  June 29, 2000         by  /s/ Ray E. Schmitz
                                          --------------------------------------
                                          Ray E. Schmitz
                                          Vice President - Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 11.1          Calculation of Net Income Per Common Share

 27.1          Financial Data Schedule

 27.2          Restated Financial Data Schedule