Form 10-Q
period 2000-04-30
DYNAMEX INC
filed 2000-06-30
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000

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

                                      INDEX


                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

                      Important Explanatory Note                                                    2

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         3
                         April 30, 2000 (Unaudited) and July 31, 1999

                      Condensed Statements of Consolidated Operations
                         (Unaudited) Three and Nine Months ended April 30,                          4
                         2000 and 1999 (restated)

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   5
                         Nine Months ended April 30, 2000 and 1999 (restated)

                      Notes to Condensed Consolidated Financial Statements                          6

           Item 2.    Management's Discussion and Analysis of Financial Condition                  10
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  18

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           19

           Item 6.    Exhibits and Reports on Form 8-K.                                            20

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

This Form 10-Q includes in Item 1 such restated financial statements for the three and nine-month periods ended April 30, 1999 and other information relating to such restated financial statements including, Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on Dynamex's results of operations for the three and nine months ended April 30, 1999 are included in Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1.

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
================================================================================

                                                               April 30,     July 31,
                                                                 2000          1999
                                                             -----------    ---------
                                                             (Unaudited)
                                     ASSETS
CURRENT
Cash and cash equivalents                                     $   5,860    $   2,933
Accounts receivable (net of allowance for doubtful accounts
   of $1,230 and $1,354, respectively)                           30,168       25,945
Prepaid and other current assets                                  1,688        2,488
Deferred income tax                                               2,112        2,148
                                                              ---------    ---------
TOTAL CURRENT ASSETS                                             39,828       33,514

Property and equipment - net                                      7,878        9,308
Intangibles - net                                                79,201       82,860
Deferred income taxes                                             2,674        2,899
Other assets                                                      1,883        1,841
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 131,464    $ 130,422
                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT
Accounts payable trade                                        $   4,136    $   6,349
Accrued liabilities                                              15,827       15,292
Income taxes payable                                                 --          117
Current portion of long-term debt                                   130          427
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                        20,093       22,185

Long-term debt                                                   49,910       46,690

                                                              ---------    ---------
TOTAL LIABILITIES                                                70,003       68,875
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                  --           --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                      102          102
Receivable from stockholder                                         (26)        (102)
Additional paid-in capital                                       72,759       72,759
Retained earnings                                               (10,655)     (10,202)
Unrealized foreign currency translation adjustment                 (719)      (1,010)
                                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                       61,461       61,547
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 131,464    $ 130,422
                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(In thousands, except per share data)
(Unaudited)
================================================================================

                                                          Three months ended         Nine months ended
                                                               April 30,                April 30,
                                                        ----------------------    ----------------------
                                                          2000         1999         2000         1999
                                                        --------     ---------    ---------    ---------
                                                                    (Restated)                 (Restated)
 Sales                                                  $  63,022    $  61,283    $ 187,523    $ 178,850

 Cost of sales                                             43,083       41,596      127,299      121,688
                                                        ---------    ---------    ---------    ---------

 Gross profit                                              19,939       19,687       60,224       57,162

 Selling, general and administrative expenses              16,324       15,511       48,760       48,558
 Depreciation and amortization                              2,160        2,255        6,779        6,889
(Gain) loss on disposal of assets                             (62)        (122)          (7)          (8)
                                                        ---------    ---------    ---------    ---------

 Operating income                                           1,517        2,043        4,692        1,723

 Interest expense                                           1,577        1,179        3,976        3,454
                                                        ---------    ---------    ---------    ---------

 Income (loss) before taxes                                   (60)         864          716       (1,731)

 Income tax expense (benefit)                                 446          608        1,169          580
                                                        ---------    ---------    ---------    ---------

Net income (loss)                                       $    (506)   $     256    $    (453)   $  (2,311)
                                                        =========    =========    =========    =========

Earnings (loss) per common share - basic:               $   (0.05)   $    0.03    $   (0.04)   $   (0.23)
                                                        =========    =========    =========    =========

Earnings (loss) per common share - assuming dilution:   $   (0.05)   $    0.03    $   (0.04)   $   (0.23)
                                                        =========    =========    =========    =========

Weighted average shares:
   Common shares outstanding                               10,207       10,085       10,207       10,075
   Adjusted common shares - assuming
      exercise of stock options                            10,207       10,222       10,207       10,075


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
================================================================================

                                                                                 Nine months ended
                                                                                    April 30,
                                                                              ---------------------
                                                                                 2000       1999
                                                                              ---------   ---------
                                                                                          (Restated)
OPERATING ACTIVITIES
Net income (loss)                                                             $   (453)   $ (2,311)
Adjustments to reconcile net income (loss) to  net cash provided by (used in) operating activities:
   Depreciation and amortization                                                 2,718       2,515
   Amortization of intangible assets                                             4,061       4,374
   Deferred income taxes                                                           261      (1,351)
   Loss on disposal of property and equipment                                       (7)         (8)
Changes in current operating assets and liabilities:
   Accounts receivable                                                          (4,223)       (560)
   Prepaids and other assets                                                       800       1,541
   Accounts payable and accrued liabilities                                       (746)        687
                                                                              --------    --------
Net cash provided by operating activities                                        2,411       4,887
                                                                              --------    --------

INVESTING ACTIVITIES
Payments for acquisitions                                                         (241)    (11,343)
Purchase of property and equipment                                              (2,382)     (2,861)
                                                                              --------    --------
Net cash used in investing activities                                           (2,623)    (14,204)
                                                                              --------    --------

FINANCING ACTIVITIES
Principal payments on long-term debt                                              (277)       (519)
Net borrowings under line of credit                                              3,200       9,680
Net proceeds from sale of common stock                                              --          55
Proceeds from shareholder's note                                                    76          76
Other assets and deferred offering costs                                           (42)       (164)
                                                                              --------    --------
Net cash provided by financing activities                                        2,957       9,128
                                                                              --------    --------

                                                                              --------    --------
EFFECT OF EXCHANGE RATES ON CASH                                                   182         179
                                                                              --------    --------

NET INCREASE (DECREASE) IN CASH                                                  2,927         (10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,933       1,361
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  5,860    $  1,351
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest                                                        $  2,909    $  2,669
                                                                              ========    ========
Cash paid for taxes                                                           $  1,379    $  2,134
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
In conjunction with the acquisitions described, liabilities were assumed as follows:
Fair value of assets acquired                                                 $    241    $ 16,831
Accrued contingent payments                                                         --      (5,000)
Common stock issued in connection with acquisition                                   --        (398)
Cash paid                                                                         (241)    (11,343)
                                                                              --------    --------
Liabilities assumed and incurred                                              $     --    $     90
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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 2000, the results of its operations for the three and nine-month periods ended April 30, 2000 and 1999 (restated) and its cash flows for the nine month periods ended April 30, 2000 and 1999 (restated).

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

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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

A summary of the effect of the restatement on the Consolidated Statement of Operations for the three and nine months ended April 30, 1999 is as follows:

                                                            Three months ended            Nine months ended
                                                              April 30, 1999               April 30, 1999
                                                       As Previously                As Previously
                                                          Reported    As Restated     Reported     As Restated
                                                          --------    -----------     --------     -----------
Sales                                                     $ 61,263     $  61,283     $ 178,491     $ 178,850
Cost of Sales                                               41,407        41,596       121,054       121,688
Selling, general and administrative                         15,761        15,511        47,995        48,558
expenses
Unusual items                                                   53             -         1,786             -
(Gain) loss on disposal of property and equipment                -         (122)             -            (8)
Depreciation and amortization                                2,031         2,255         5,688         6,889
Operating income                                             2,011         2,043         1,968         1,723
Interest expense                                             1,125         1,179         3,337         3,454
Net income (loss) before taxes                                 886           864        (1,369)       (1,731)
Income tax expense (benefit)                                   521           608          (380)          580
Net income (loss)                                           $  365       $   256     $    (989)    $  (2,311)

3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended April 30, 2000 were $(813) and $(162) respectively, compared to $446 and $(2.1) million for the same periods ended April 30, 1999. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments.

4.       BANK CREDIT AGREEMENT

As a result of the restatement, the Company was denied access to the line-of-credit starting on September 16, 1999, the banks notified the Company on November 9, 1999 that it was in default under the terms of the bank credit agreement, and the banks began charging the Company the default rate of interest of prime plus 2.50% on March 20, 2000. On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million, the amount currently outstanding (formerly $65 million) on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


Effective as of January 31, 1999, the Company completed the second amendment to the Second Amended and Restated Credit Agreement. Under the terms of the second amendment, the Company could borrow up to $65 million on a revolving basis through May 1, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings was payable quarterly at prime plus
 .50% or various other interest rate elections based on LIBOR plus an applicable margin. The applicable margins ranged from 1.50% to 3.25% and were based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the Company was required to pay a commitment fee of 0.25% of any unused amounts of the total commitment. At April 30, 2000, the weighted average interest rate for the then outstanding borrowings under the credit agreement was 11.50%.

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

5.       ACQUISITIONS

In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. During the nine months ended April 30, 2000, the Company paid $241 of such additional consideration.

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

DYNAMEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


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

GENERAL

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through April 30, 2000, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

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

A significant portion of the Company's revenues are generated in Canada. For the three and nine month periods ended April 30, 2000, Canadian revenues accounted for approximately 32.5% and 32.9% of total consolidated revenue, compared to 33.3% and 32.3%, respectively, for the same periods in 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales. The following table excludes $53,000 and $2.2 million of unusual and non-recurring selling, general and administrative expenses for the three months and nine months ended April 30, 1999, respectively. ($53,000 of severance and related restructuring costs for the three months, and $1.4 million related to the failed Q International and other acquisitions, $0.4 million for severance and related restructuring costs and $0.4 million of non-recurring audit and tax fees for the nine months ended April 30, 2000)


                                     Three months ended   Nine months ended
                                         April 30,            April 30,
                                     ------------------  ------------------
                                       2000      1999      2000     1999
                                     -------- ---------  -------- ---------
                                              (restated)         (restated)
                                                 (1)                (1)
 Sales                                100.0%    100.0%    100.0%   100.0%
 Cost of sales                         68.4%     67.9%     67.9%    68.0%
                                      -----     -----     -----    -----
 Gross profit                          31.6%     32.1%     32.1%    32.0%

 Selling, general and
    administrative expenses            25.9%     25.2%     26.0%    25.9%
Depreciation and amortization           3.4%      3.7%      3.6%     3.9%
(Gain) loss on disposal of
assets                                 (0.1)%    (0.2)%      --%      --%
                                      -----     -----     -----    -----
 Operating income                       2.4%      3.4%      2.5%     2.2%

 Interest (loss) expense                2.5%      1.9%      2.1%     1.9%
                                      -----     -----     -----    -----
 Income before taxes                   (0.1)%     1.5%      0.4%     0.3%
                                      =====     =====     =====    =====

(1) 1999 results exclude non-recurring and unusual charges and adjustments described in the paragraph above.

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

The net loss for the three months ended April 30, 2000 was $506,000 compared to net income of $256,000 in the same period in the prior year. The net loss in 2000 compared to 1999 primarily results from higher selling, general and administrative costs and increased interest expense.

 Sales for the three months ended April 30, 2000 increased $1.7 million, or 2.8%, to $63 million from $61 million for the same period in 1999. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing sales for the three months ended April 30, 2000 by some $.6 million had the conversion rate been the same as the prior year period. Same branch sales (revenue per day for operations owned during both periods) increased 4.1%. for the three months ended April 30, 2000 compared to the same period ended in 1999. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in same branch sales was 3.1%.

Cost of sales for the three months ended April 30, 2000 increased $1.5 million, or 3.6%, to $43 million from $42 million for the same period in 1999. Cost of sales for the three months ended April 30, 2000, as a percentage of sales, increased to 68.4% from 67.9% in 1999. This increase primarily is attributable to a higher percentage of scheduled and distribution and outsourcing sales revenues that generally have a lower gross profit margin than on-demand revenues.

Selling, general and administrative ("SG & A") expenses for the three months ended April 30, 2000 increased $0.9 million, or 5.6% to $16 million from $15 million in the same period in 1999. This increase is attributable to several factors. The Company has invested heavily in technology in building its infrastructure. The Company is converting to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and is upgrading its financial accounting and reporting capabilities through conversion to Oracle based financials. The Company had non-recurring temporary costs of approximately $300,000 to assist in the audit process and for systems conversion assistance in the three months ended April 30, 2000.

Depreciation and amortization for the three months ended April 30, 2000 decreased $0.1 million, or 4.2%, to $2.2 million from $2.3 million for the same period ended in 1999 and, as a percentage of sales, to 3.4% from 3.7%. The decrease resulted primarily due to a reduction in the amortization of covenants not-to-compete. Covenants not-to-compete are amortized over

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

three years and most of the Company's acquisitions occurred in fiscal years 1996 through 1998. As a result, amortization of covenants will continue to decline in the 2000 and 2001 fiscal years, after which essentially all covenants not-to-compete will be fully amortized.

Interest expense for the three months ended April 30, 2000 increased $0.4 million or 34% to $1.6 million from $1.2 million for the same period ended in 1999 and as a percentage of sales, to 2.5% from 1.9%. The increase is primarily due to a higher debt level resulting from acquisitions and earn-out payments made in fiscal year 1999, a special bank charge of $250,000 and a higher interest rate than in the previous year. The higher interest rate is the result of recent actions by the Federal Reserve Board raising interest rates and the recent change to the default rate of interest (See Note 4 of Notes to Condensed Consolidated Financial Statements)

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED APRIL 30, 1999.

The net loss for the nine months ended April 30, 2000 was $453,000 compared to a net loss of $2.3 million for the same period in 1999. The results for 1999 include approximately $2.2 million in unusual and non-recurring selling, general and administrative expenses ($1.4 million for the failed Q International and other acquisitions, $0.4 million for non-recurring audit and tax fees and $0.4 for severance and related restructuring costs). The following comparisons of 2000 to 1999 results exclude the unusual and non-recurring adjustments referred to above.

Sales for the nine months ended April 30, 2000 increased $8.7 million, or 4.8%, to $188 million from $179 million for the same period ended in 1999. Same branch sales increased 4.9% for the nine months ended April 30, 2000 compared to the same period ended in 1999. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing sales for the nine months ended April 30, 2000 by some $2.2 million had the conversion rate been the same as the same period ended in 1999. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in same branch sales was 3.6%.

Cost of sales for the nine months ended April 30, 2000 increased $5.6 million, or 4.6%, to $127 million from $122 million for the same period ended in 1999. As a percentage of sales, such amounts remained relatively constant at approximately 68% of sales for both 2000 and 1999.

Excluding the unusual and non-recurring costs noted above, selling, general and administrative expenses for the nine months ended April 30, 2000 increased $2.4 million, or 5.1%, to $49 million from $46 million for the same period ended in 1999. As a percentage of sales, SG & A expenses increased to 26.0% for the nine months ended April 30, 2000 from 25.9% for the same period ended in 1999. This increase is attributable to several factors. The Company has invested heavily in technology in building its infrastructure. The Company continues to convert to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and is upgrading its financial accounting and reporting capabilities through conversion to Oracle based financials. In addition, the nine months ended April 30, 2000 include approximately $550,000 for system conversions and temporary accounting assistance related to the audit process. Also, the change in the exchange rate between the Canadian and U.S. dollars resulted in an increase of approximately $300,000 in 2000.

Depreciation and amortization for the nine months ended April 30, 2000 decreased $0.1 million, or 1.6%, to $6.8 million from $6.9 million for the same period ended in 1999 and, as a percentage of sales, to 3.6% from 3.9%. The decrease resulted primarily due to a reduction in the amortization of covenants not-to-compete. Covenants not-to-compete are amortized over three years and most of the Company's acquisitions occurred in fiscal years 1996 through 1998. As a result, amortization of covenants will continue to decline in the 2000 and 2001 fiscal years, after which essentially all covenants not-to-compete will be fully amortized.

Interest expense increased $0.5 million or 15.1% to $4.0 million for the nine months ended April 30, 2000 compared to $3.5 million for the same period ended in 1999. As a percentage of sales, interest expense increased to 2.1% for the nine months ended April 30, 2000 compared to 1.9% for the same period ended in 1999. The increase is primarily due to a higher debt level resulting from acquisition and earn-out payments made in fiscal year 1999, a special bank charge of $250,000 and a higher interest rate than in the previous year. The higher interest rate is the result of recent actions by the Federal Reserve Board raising interest rates and the recent change to the default rate of interest (See Note 4 of Notes to Condensed Consolidated Financial Statements)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.4 million for the nine months ended April 30, 2000 versus $4.9 million provided by operating activities for the same period ended in 1999. The decrease is primarily due to the net changes in current operating assets and liabilities. Net cash provided by operations, prior to changes in current operating assets and liabilities, was $6.6 million in 2000 compared to $3.2 million in 1999. The increase is a direct result of the non-recurring and unusual charges and adjustments referred to above.

The Company's capital needs arise primarily from capital expenditures and the payment of contingent consideration for past acquisitions, as well as, working capital needs. In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The Company paid approximately $241,000 to former owners of previously acquired companies as additional purchase consideration during the nine months ended April 30, 2000.

At April 30, 2000 the maximum amount of additional consideration payable, if all performance goals are met, is approximately $6 million. These payments of additional consideration are to be made on specified dates through October 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow.

Capital expenditures for the nine months ended April 30, 2000 were approximately $2.4 million. These expenditures include normal replacements as well as improvements in infrastructure and technology to support the Company's expanding operations. Management expects annual capital expenditures to be in the $2 to $3 million range. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9 million of outstanding debt. These hedging arrangements mature on August 31, 2000. At the present time, the Company has no plans to replace the hedges when they expire. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) decreased to approximately $3.6 million for the three months ended April 30, 2000 from $4.4 million for the three months ended April 30, 2000. For the nine months ended April 30, 2000 the Company's EBITDA was approximately $11.5 million compared to approximately $11.0 million (excluding $2.2 million of non-recurring and unusual charges) for the nine months ended April 30, 1999. The decrease in the current quarter primarily is attributable to higher selling, general and administrative costs detailed above. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's working capital as of April 30, 2000 increased to approximately $20 million from approximately $11 million as of July 31, 1999.

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

FOREIGN EXCHANGE

     Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations, therefore, any change in the exchange rate will affect the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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