Form 10-K
period 2000-07-31
DYNAMEX INC
filed 2000-10-30
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on October 10, 2000 was approximately $15,948,000.

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 10, 2000 was 10,206,817 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III of the Form 10-K has been incorporated by reference to the Registrant's definitive Proxy Statement on Schedule 14-A to be filed with the Commission.

================================================================================

                                TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----
                                     PART I

ITEM 1.    BUSINESS.........................................................   1

ITEM 2.    PROPERTIES.......................................................  10

ITEM 3.    LEGAL PROCEEDINGS................................................  11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  12

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................  13

ITEM 6.    SELECTED FINANCIAL DATA..........................................  14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................  15

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................................  22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................  22

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  23

ITEM 11.   EXECUTIVE COMPENSATION...........................................  23

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................................  23

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  23

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.........................................................  24

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

    The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. In May 1995, the Company acquired Dynamex Express and, in July 1995, the Company changed its name to Dynamex Inc. At the time of its acquisition by the Company, Dynamex Express had developed a national network of 20 locations across Canada and offered an array of services on a national, multi-city and local basis. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless, which had operations in eight U.S. cities and two Canadian cities. In August 1996, in conjunction with the Company's initial public offering (the "IPO") the Company acquired five same-day delivery businesses in three U.S. and two Canadian cities (the "IPO Acquisitions"). Subsequent to the IPO and through August 31, 1998 the Company acquired 22 additional same-day delivery businesses in thirteen U.S. and three Canadian cities. See "-- Recent Acquisitions."

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

    Create Strategic Alliances. By forming alliances with strategic partners that offer services that complement those of the Company, the Company and its partner can jointly market their services, thereby accessing one another's customer base and providing such customers with a broader range of value added services. For example, the Company has formed an alliance with Purolator, the largest Canadian overnight courier company, whereby on an exclusive basis the Company and Purolator provide one another with certain delivery services and market one another's delivery services to their respective customers. See "-- Sales and Marketing."

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

    Same-Day On-Demand Delivery. The Company provides same-day intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third party air or motor carriers in conjunction with the Company's ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries. For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 58%, 62% and 62%, respectively, of the Company's revenues were generated from on-demand same-day delivery services.

    Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services for time-sensitive local deliveries. Scheduled distribution services include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area the Company provides scheduled, as well as on-demand, delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 19%, 12% and 13%, respectively, of the Company's revenues were generated from same-day scheduled distribution services.

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

    By outsourcing their fleet management, the Company's customers (i) utilize the Company's distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 23%, 26% and 25%, respectively, of the Company's revenues were generated from fleet management and other outsourcing services.

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

CUSTOMERS

    The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to seventy pounds to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that for the fiscal year ended July 31, 2000, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the Company's customers are located in Canada. For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 33%, 33% and 37% of the Company's revenues, respectively, were generated in Canada. See Note 12 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign operations.

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

RECENT ACQUISITIONS

    Commencing with the IPO in August 1996 and continuing through September 1998, the Company acquired the following same-day delivery businesses (collectively the "Acquisitions"):

                                                          METROPOLITAN AREAS           EFFECTIVE DATE
                            COMPANY                             SERVED                 OF ACQUISITION
                            -------                     ----------------------        ----------------
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

    In connection with the operation of certain motor vehicles, the handling of hazardous materials in its courier operations and other safety matters, including insurance requirements, the Company is subject to regulation by the United States Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work, driver logbooks and workers' compensation. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company's operating permits.

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

EMPLOYEES

    At September 1, 2000, the Company had approximately 2,800 employees, of whom approximately 1,800 primarily were employed in various management, supervisory, administrative, and other corporate positions and approximately 1,000 were employed as drivers and messengers. Additionally at September 1, 2000, the Company had contracts with approximately 4,000 independent owner-operator drivers. Management believes that the Company's relationship with such employees and independent owner-operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

    Of the approximately 5,000 drivers and messengers used by the Company as of September 1, 2000, approximately 1,800 are located in Canada and approximately 3,200 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 65% are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. Unions represent none of the Company's U.S. employees, drivers or messengers.

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

Claims Exposure

    As of September 1, 2000, the Company utilized the services of approximately 5,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $15.0 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Certain Tax Matters Related to Drivers

    Substantially all of the Company's drivers own their own vehicles and as of September 1, 2000, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

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

Foreign Exchange

    Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations; therefore, any change in the exchange rate will effect the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements.

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

ITEM 2. PROPERTIES

    The Company leases facilities in 59 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:


                                                          NUMBER OF
LOCATION                                              LEASED PROPERTIES
                                                      -----------------
Canada
Alberta                                                       4
British Columbia                                              3
Manitoba                                                      2
Newfoundland                                                  1
Nova Scotia                                                   1
Ontario                                                       7
Quebec                                                        2
Saskatchewan                                                  4
                                                             --
           Canadian Total                                    24

U.S.
Arizona                                                       1
California                                                    3
Colorado                                                      1
Connecticut                                                   1
District of Columbia                                          1
Georgia                                                       1
Illinois                                                      3
Maryland                                                      1
Massachusetts                                                 1
Minnesota                                                     1
Missouri                                                      1
New York                                                      8
North Carolina                                                1
Ohio                                                          1
Pennsylvania                                                  1
Texas                                                         5
Virginia                                                      3
Washington                                                    1
                                                             --
          U.S. Total                                         35


    The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 2000, 1999 and 1998 were approximately $4.5, $4.3 and $3.5 million, respectively. The Company's principal executive offices are located in Irving, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

    In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company, Richard K. McClelland, the Company's Chief Executive Officer, and Robert P. Capps, the Company's former Chief Financial Officer, as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that the Company was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and
(ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. In addition to the defendants named in the original complaints, the amended complaint also named as defendants the underwriters of the Company's May 1998 secondary offering of common stock, Schroder & Co., Inc., William Blair & Company, and Hoak Breedlove Wesneski & Co. (the "Underwriter Defendants"). On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety.

    On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal 1998. On September 17, 1999, the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would restate its previously reported financial results for the fiscal years 1997 and 1998 and the first three quarters of the fiscal year 1999.

    On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999.

    On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. The settlement is conditioned upon, among other things, execution of a definitive settlement agreement and related documents, the provision of notice of the settlement of the Company's shareholders, and approval of the settlement by the United States District Court for the Northern District of Texas.

    In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities when management determines that a material loss is "probable" and either "quantifiable" or "reasonably estimable." As a result of the signing of the memorandum of understanding on September 20, 2000, the Company recorded a fourth quarter charge of $2.3 million in the fiscal year ended July 31, 2000. The charge includes the value of one million shares of the Company's common stock based on the closing price of the stock on September 20, 2000 ($1.3 million), plus $1 million cash. The cash is payable in two installments, the first installment of $350,000 was paid on September 23, 2000 with the remaining $650,000 plus interest payable at least 10 business days before the date scheduled by the court for the settlement fairness hearing. The Company will deliver the one million shares of the Company's stock after the effective date of the Settlement.

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

    The Special Committee of the Board of Directors has kept the Securities and Exchange Commission apprised of its inquiry and the restatement process. The Company has received informal requests for information from the Staff of the Commission for documents concerning the circumstances of the restatement of the Company's prior period financial statements. The Company has cooperated with the Commission and produced documents responsive to its requests.

    The Company is also a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market Information -- The Company's common stock began trading on the AMEX under the symbol "DDN" on May 17, 1999. Previously the Company's common stock was traded over-the-counter on the NASDAQ National Market under the symbol "DYMX" beginning on August 13, 1996. As a result of the Company's announcement that financial statements for the years ended July 31, 1998 and 1997 would be restated and should not be relied upon, the AMEX suspended trading in the Company's common stock on September 16, 1999. The AMEX allowed trading in the Company's common stock to resume on July 7, 2000. The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX or NASDAQ National Market:


                                                       BID
                                              ----------------------
FISCAL YEAR 1998                                HIGH          LOW
                                              -------       --------
First Quarter                                 $ 11.000      $  6.500
Second Quarter                                $ 11.625      $  9.375
Third Quarter                                 $ 13.625      $ 10.813
Fourth Quarter                                $ 13.875      $ 10.500
FISCAL 1999
First Quarter                                 $ 11.000      $  6.000
Second Quarter                                $  6.063      $  3.625
Third Quarter                                 $  4.063      $  2.031
Fourth Quarter                                $  3.500      $  2.688
FISCAL 2000
First Quarter                                 $  3.375      $ 2.0625
Second Quarter                                $     --      $     --
Third Quarter                                 $     --      $     --
Fourth Quarter                                $  2.000      $  1.125


    Holders -- As of October 10, 2000, the approximate number of holders of record of common stock was 90.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data for the three years ended July 31, 2000 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 1997 and 1996 has been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The selected financial data are qualified in the entirety, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. Selling, general and administrative expenses for the year ended July 31, 1999 include $2.5 million of costs related to the Special Committee process and non-recurring audit fees, $1.4 million for the write-off of expenses associated with the failed Q International and other acquisitions and $0.7 million for severance and other restructuring costs.

                                                                             Years ending July 31,
                                                     =====================================================================
                                                        2000           1999           1998           1997           1996
                                                     ---------      ---------      ---------      ---------      ---------
Statement of Operations Data:                                                    (in thousands)
    Sales                                            $ 251,475      $ 239,631      $ 208,019      $ 132,587      $  71,812
    Cost of sales                                      171,675        163,156        140,037         88,342         50,018
                                                     ---------      ---------      ---------      ---------      ---------
       Gross profit                                     79,800         76,475         67,982         44,245         21,794
    Selling, general and administrative expenses        64,483         66,166         55,866         34,197         17,545
    Depreciation and amortization (including
       intangible impairment of $3,971 in 1999)          8,931         13,211          8,770          4,991          1,542
    Provision for loss on settlement of
       shareholder class action lawsuit                  2,313             --             --             --             --
    (Gain) loss on disposal of property and
       equipment                                            97            205           (199)           (57)            --
                                                     ---------      ---------      ---------      ---------      ---------
       Operating income (loss)                           3,976         (3,107)         3,545          5,114          2,707
    Interest expense, net                                5,860          4,607          4,228          1,600          1,655
    Other income, net                                     (203)           (35)            --             --             --
                                                     ---------      ---------      ---------      ---------      ---------
    Income (loss) before taxes                          (1,681)        (7,679)          (683)         3,514          1,052
    Income taxes                                         1,718         (1,003)           935          1,825            176
                                                     ---------      ---------      ---------      ---------      ---------
    Net income (loss) before extraordinary item      $  (3,399)     $  (6,676)     $  (1,618)     $   1,689      $     876
                                                     =========      =========      =========      =========      =========
    Net income (loss) per common share, before
       extraordinary item
          basic                                      $   (0.33)     $   (0.66)     $   (0.20)     $    0.25      $    0.34
                                                     =========      =========      =========      =========      =========
          diluted                                    $   (0.33)     $   (0.66)     $   (0.20)     $    0.25      $    0.23
                                                     =========      =========      =========      =========      =========
    Common shares outstanding                           10,207         10,099          7,937          6,670          2,543
    Adjusted common shares                              10,207         10,099          7,937          6,839          3,732
Other Data:
    Earnings (loss) before interest, taxes,
       depreciation and amortization(1)              $  12,907      $  10,104      $  12,315      $  10,105      $   4,249
                                                     =========      =========      =========      =========      =========


                                                                            July 31,
                                                  ============================================================
                                                    2000         1999         1998         1997         1996
                                                  --------     --------     --------     --------     --------
                                                                         (in thousands)
Balance Sheet Data:
    Working capital                               $ 11,022     $ 11,329     $ 15,402     $ 11,236     $  4,086
    Total assets                                   126,524      130,422      122,769       85,497       34,999
    Long-term debt, excluding current portion       40,928       46,690       36,287       32,388       20,036
    Stockholders' equity                            58,410       61,547       67,959       38,948        6,158

1) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. Cash flows provided by operating activities for the three years ended July 31, 2000 were $8,162, $9,017, and $5,361 respectively. Cash flows used in investing activities for the three years ended July 31, 2000 were $3,185, $17,204, and $39,000 respectively. Cash flows (used) provided by financing activities for the three years ended July 31, 2000 were ($2,280), $9,979, $34,210 respectively.


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

    A significant portion of the Company's revenues is generated in Canada. For the fiscal years ended July 31, 2000, 1999 and 1998, approximately 33%, 33%, and 37%, respectively, of the Company's revenues were generated in Canada. The decrease in the proportion of revenues generated in Canada is attributable to the high proportion of U.S. businesses acquired in the Acquisitions. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company's operations in the U.S. and in Canada is very similar. Consequently, when expressed as a percentage of U.S. or Canadian sales, as appropriate, the operating profit generated in each such country (before deduction of corporate costs) is not materially different.

    In July 1998 the Company sold its Canadian Strategic Stocking business for cash of approximately $670,000 and a note in the amount of $234,000. The note is payable in installments of $134,000 on January 31, 1999; $100,000 on July 31, 1999. An additional $436,000 is contingently payable from 10% of the annual revenues in excess of a specified base level over a five year period, from the business sold. In connection with the sale, the Company entered into a services agreement with the purchaser whereby the Company will provide transportation, warehouse and inventory management and related services over a five-year period. In addition the Company has agreed to reimburse the purchaser, during the term of the services agreement, for certain promotional and employee-related compensation related to the business and the services provided by the Company. These costs are estimated to be approximately $150,000 to $130,000 annually. The cash and non-contingent portion of the note in excess of the basis of the net assets of the Canadian Strategic Stocking business, received upon closing the transaction which amounts to approximately $900,000, was deferred at July 31, 1998. This deferred revenue will be recognized over future periods as services are provided under the services agreement. In the fiscal years ended July 31, 2000 and 1999, the Company recognized $415,000 and $485,000 of the deferred gain, respectively and earned $264,000 and $172,000 of contingent payments, respectively.

    The conversion rate between the U.S. dollar and Canadian dollar increased during the fiscal year ending July 31, 2000 as compared to July 31, 1999. The conversion rate had declined in the fiscal year ending July 31, 1999 compared to the fiscal year ended July 31, 1998. As the Canadian dollar is the functional currency for the Company's Canadian operations, these changes in the exchange rate have effected the Company's reported revenues. The effect of these changes on the Company's net loss for the fiscal years ended July 31, 2000, 1999 and 1998 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain items from the Company's consolidated statement of operations, expressed as a percentage of sales. The following table excludes $2.3 million related to the settlement of the shareholder class-action lawsuit for the period ended July 31, 2000 and $4.6 million of unusual and non-recurring selling, general and administrative expenses for the year ended July 31, 1999 ($2.5 million for the Special Committee process and non-recurring audit fees, $1.4 million for the write-off of expenses associated with the failed Q International and other acquisitions and $0.7 million for severance and other restructuring costs). The table also excludes an impairment of intangibles of $4.0 million from depreciation and amortization for the year ended July 31, 1999.

                                                              Years ending July 31,
                                                          ==============================
                                                           2000        1999        1998
                                                          ------      ------      ------
                                                              (a)         (a)
Sales                                                      100.0%      100.0%      100.0%
Cost of Sales                                               68.3%       68.1%       67.3%
                                                          ------      ------      ------
    Gross profit                                            31.7%       31.9%       32.7%
Selling, general and administrative expenses                25.6%       25.7%       26.9%
Depreciation and amortization                                3.6%        3.9%        4.2%
(Gain) loss on disposal of property                          0.0%        0.1%       (0.1)%
                                                          ------      ------      ------
    Operating income                                         2.5%        2.2%        1.7%
Interest expense                                             2.3%        1.9%        2.0%
                                                          ------      ------      ------
    Income (loss) before taxes                               0.2%        0.3%       (0.3)%
                                                          ======      ======      ======

(a) Excludes the litigation settlement and non-recurring and unusual charges and adjustments described in the paragraph above.


YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

    The net loss for the year ended July 31, 2000 was $3.4 million compared to a net loss of $6.7 million for the year ended July 31, 1999. The results for 2000 include a provision for the tentative settlement of the shareholder class-action lawsuit of $2.3 million. The results for 1999 were also negatively impacted by non-recurring and unusual charges and adjustments. Selling, general and administrative costs include non-recurring audit fees of approximately $2.1 million related to the 1999 audit and the re-audit and restatement of the results for the years ended July 31, 1998 and 1997, professional fees in support of the Special Committee review of $0.4 million, $1.4 million for the write-off of costs associated with the failed Q International and other acquisitions, and $0.7 million for severance and other restructuring costs. In addition, the Company reduced the carrying value of goodwill and covenants not-to-compete for its Dallas, Texas and Hartford, Connecticut operations in the fourth quarter of 1999 by $4 million. The Company also provided a 100% valuation allowance of approximately $2.4 million and $0.9 million for federal net operating losses and the shareholder class action lawsuit settlement incurred in the fiscal years ended July 31, 2000 and 1999, respectively. The following discussion and analysis excludes the aforementioned non-recurring and unusual charges and adjustments in this paragraph.

    Sales for the year ended July 31, 2000 increased 4.9% to $251 million from $240 million from the prior year. Sales for 2000 were negatively impacted in three locations. In Hartford, Connecticut the Company exited an unprofitable line-of-business in fiscal year 1999. At the Dallas, Texas branch location, the combination of additional competition and the problems encountered in the conversion of the two existing legacy customer order processing systems to the standard COPS system and combining two business units resulted in a significant sales decline for this branch. In the Prairie region of Canada (Alberta and Saskatchewan provinces), the Company lost a major contract when the customer decided to do the work in-house. Excluding these operations, revenue growth would have been 7.1%. Management believes sales growth for the fiscal year 2001 will be negatively impacted because the Company has elected to exit approximately $4.0 million annually of marginally profitable business in several locations in Canada.

    Cost of sales increased approximately $8.5 million or 5.2% to $172 million in 2000 from $163 million in 1999. Cost of sales, as a percentage of sales, increased from 68.1% in the 1999 fiscal year to 68.3% in fiscal year 2000. The increase in this percentage primarily results from the change in business mix from 1999 to 2000. Historically, cost of sales for on-demand revenues are lower than the costs associated with other types of business. On-demand sales were approximately 62% of total sales in fiscal year 1999 compared to 58% in fiscal year 2000. This decline can be attributed somewhat to the impact of e-mail on same-day deliveries and to the Company's sales effort to increase other types of business. Management believes that cost of sales, as a percentage of sales, will remain or be slightly above its current level in fiscal year 2001.

    Selling, general and administrative (SG&A) costs were $64 million for the fiscal year ended July 31, 2000 compared to $62 million (excluding $4.6 million in unusual charges and adjustments described above) for the year ended July 31, 1999. As a percentage of sales, SG&A costs were 25.6% in 2000 compared to 25.7% in 1999. Included in the year 2000, are non-recurring costs of $0.6 million for temporary accounting assistance required to complete the 1999 fiscal year audit and the re-audit of the 1998 and 1997 fiscal years. In addition, the fiscal year ended July 31, 2000 includes $0.4 million in legal costs associated with the shareholder lawsuit. The Company recently announced a tentative settlement of the lawsuit. Management expects legal costs associated with the shareholder lawsuit in fiscal year 2001 to be substantially less than the amounts incurred in fiscal year 2000. The Company has recently initiated a new sales program aimed specifically at national accounts. In this regard, the Company will increase the number of sales personnel to implement this program. In addition, a number of initiatives are currently in process to streamline administrative processes and to reduce general and administrative costs. Management expects SG&A costs to remain at or be slightly below their current level as a percentage of sales in the 2001 fiscal year.

    Depreciation and amortization was $8.9 million in the fiscal year ended July 31, 2000 compared to $9.2 million in the fiscal year ended July 31, 1999, after adjustment for the $4.0 million reduction in the carrying value of goodwill and intangibles described above. As a percentage of sales, depreciation and amortization was 3.6% in 2000 versus 3.9% in 1999. Management expects depreciation and amortization to continue to decline in fiscal year 2001 both as a percentage of sales and dollar amount due primarily to the reduction in amortization of covenants-not-to compete. The covenants are amortized over a three-year period and substantially all covenants will be fully amortized by the end of the second quarter of fiscal year 2001.

    Interest expense increased $1.3 million or 27% in the fiscal year ended July 31, 2000 compared to the same period in 1999. The higher interest expense in 2000 resulted from higher interest rates in reaction to the increases imposed by the Federal Reserve Board during the year, the additional financing costs associated with amending and extending the bank credit agreement terms and the imposition by the banks of the default rate of interest in the fourth quarter of 2000.

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

    The net loss for the year ended July 31, 1999 was $6.7 million versus a net loss of $1.6 million for the year ended July 31, 1998. The results for 1999 include non-recurring and unusual charges and adjustments. Selling, general and administrative costs include non-recurring audit fees of approximately $2.1 million related to the 1999 audit and the re-audit and restatement of the results for the years ended July 31, 1998 and 1997, professional fees in support of the Special Committee review of $0.4 million, $1.4 million for the write-off of costs associated with the failed Q International and other acquisitions, and $0.7 million for severance and other restructuring costs. In addition, the Company reduced the carrying value of goodwill and covenants not-to-compete for its Dallas, Texas and Hartford, Connecticut operations in the fourth quarter of 1999 by $4 million. The Company also provided a 100% valuation allowance of approximately $0.9 million for federal net operating losses incurred in 1999 compared to $1.1 million for federal net operating losses incurred in 1998. The following discussion and analysis excludes the aforementioned non-recurring and unusual charges and adjustments in this paragraph.

    Sales for the year ended July 31,1999 increased approximately $32 million or 15.2%, to $240 million from $208 million for the year ended July 31, 1998. Approximately $30 million of the increase was from the 1998 and 1999 Acquisitions with the remainder from increased sales from the Company's existing operations. The decline in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of decreasing 1999 sales by some $4.5 million had the conversion rate been the same as in 1998. Sales from branches operating throughout both periods increased 1.7% in 1999 compared to 1998. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in sales from branches operating throughout both periods was 3.5%.

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

    Interest expense for the year ended July 31, 1999 increased $379,000, or 8.9%, to $4.6 million from $4.2 million for the year ended July 31, 1998 primarily the result of additional borrowings required to finance the Fiscal 1999 Acquisitions and the Fiscal 1998 Acquisitions and the 1999 earn-out payments.

LIQUIDITY AND CAPITAL RESOURCES.

    In fiscal year ended July 31, 2000, the Company's capital needs arose primarily from its capital expenditures and working capital needs. There were no acquisitions made in fiscal year 2000. In the fiscal years ended July 31, 1999 and 1998, the Company's capital needs arose primarily from its acquisition program.

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

    In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. The estimated maximum amount of additional consideration payable, if all performance goals are met, is approximately $5 million payable in cash at July 31, 2000. At July 31, 2000, the amount of earned but unpaid additional consideration was $1.2 million. The Company is in the process of negotiating payment schedules with the former owners. The unpaid balances accrue interest at a rate of 10% per annum. The Company expects to pay the remaining liability in the next two fiscal years.

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

    Effective July 31, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, the facility was extended through November 30, 2001 and split into an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $794 on November 15, 2000 and quarterly payments of $875 commencing January 31, 2001 until July 31, 2001 and then $1.375 million quarterly until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at prime or LIBOR, plus an applicable margin. The applicable margins for prime range from 0.0% to 1.0%, and for LIBOR from 3.0% to 4.0%, and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. At July 31, 2000, the weighted-average interest rate for all outstanding borrowings was approximately 11.50%.See Note 6 of Notes to Consolidated Financial Statements.

    On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%.

    The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9 million of outstanding debt. These hedging arrangements mature on August 31, 2000. Effective September 7, 2000 the Company entered into a new interest rate protection arrangement on $24 million of the borrowings under the Credit Agreement. The interest rate on $24 million has been fixed at 9.79%, plus the applicable margin. This hedging arrangement matures on July 31, 2001. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition. See Note 6 of Notes to Consolidated Financial Statements and "Risk Factors -- Acquisition Strategy; Possible Need for Additional Financing."

    During the fiscal years ended July 31, 2000, 1999 and 1998, the Company spent approximately $2.7 million, $3.4 million and $3.8 million, respectively, on capital expenditures, which expenditures primarily related to improvements in infrastructure and technology to support the Company's expanding operations. Management expects the amount of capital expenditures for these purposes in future years to be comparable to the expenditures made in the year ended July 31, 2000. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. The Company's expansion of its national marketing program consists primarily of increased hiring and salary expenditures related to additional product specialists. These marketing expenditures have not, nor does management expect that in the future they will have, a significant impact on the Company's liquidity. See "Business -- Sales and Marketing."

    The Company's cash flow provided by operations for the fiscal years ended July 31, 2000, 1999 and 1998 were approximately $8.2 million, $9.0 and $5.4 million, respectively. Consequently, increases in working capital and purchases of property and equipment during such periods were financed entirely by internally generated cash flow.

    Management expects that its future capital requirements will generally be met from internally generated cash flow. The Company's access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital. The Company completed its last acquisition in August 1998. Currently there are no pending nor are there any contemplated acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company may be unable to implement successfully its acquisition strategy.

    The Company is a defendant in a class action lawsuit. On September 20, 2000, the Company announced that it has reached an agreement in principle setting forth the essential terms of a settlement of the pending litigation (See Note 7 of Notes to Consolidated Financial Statements). Among other things, the Company agreed to pay $1 million in cash, $350,000 to be paid within three days and $650,000 ten days prior to the date scheduled for the settlement hearing. The Company intends to fund its portion of the cash settlement from internally generated funds and to the extent necessary, borrowings under the bank credit agreement.

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

DEFERRED TAXES

    The Company has incurred taxable net operating losses in the United States of $4,410,000, $2,622,000 and $3,197,000 for the years ended July 31, 2000, 1999 and 1998, respectively. In addition, the Company has generated unused foreign tax credits related to its Canadian operations of $520,000. The Company has established 100% valuation allowances in accordance with the provisions of SFAS No. 109 for U.S. operating losses and foreign tax credits not currently deductible. The Company has also established an 100% valuation allowance of $829,000 for the tax benefits of the class action lawsuit settlement that the Company believes, is more likely than not, not to be realized. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

ACCOUNTING PRONOUNCEMENTS

In July 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

    o   The competitive nature of the same-day delivery business

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

    o   The final outcome of the Shareholder class action lawsuit.

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

    The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $8.3 million and a decrease in net income of $.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

    The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $15 million of outstanding debt has been fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, has been placed on $9 million of outstanding debt. These hedging arrangements mature on August 31, 2000. Effective September 7, 2000 the Company entered into a new interest rate protection arrangement on $24 million of the borrowings under the Credit Agreement. The interest rate on $24 million has been fixed at 9.79%, plus the applicable margin. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

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

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the caption "Directors and Executive Officers" in the company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Directors and Executive Officers" in the company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Beneficial Ownership of Common Stock" in the company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal year ended July 31, 2000, the Company paid $120,000 to a company affiliated with Kenneth Bishop, a director of the Company, for rent on certain properties owned by such company. Rent payments for these properties are $10,000 per month.

    The Company has loaned one of its officers $204,000 in connection with the exercise of certain stock options at the time of the follow-on public offering. The principal amount of this loan is due in eight quarterly installments beginning August 31, 1998, of $25,500 plus accrued interest which accrues on the aggregate unpaid amount at the prime rate published by the Company's primary lenders. During 2000, the officer repaid the remaining $102,000 of the loan principal plus accrued interest.

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

    Current Report on Form 8-K dated March 7, 2000. (News release announcing the resignation of Deloitte & Touche LLP as the Company's independent auditors.)

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

Dynamex Inc.,
A Delaware corporation



By: /s/ Ray E. Schmitz
    -----------------------------------------
    Ray E. Schmitz Vice-President, Controller
    and Chief Accounting Officer

Dated: October 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons of the registrant and in the capacities indicated on October 27, 2000.

                 NAME                                     TITLE
                 ----                                     -----
/s/ RICHARD K. McCLELLAND                    Chairman of the Board, Chief Executive
-----------------------------------
Richard K. McClelland                        Officer, President and Director
                                             (Principal Executive Officer)

/s/ Ray E. Schmitz                           Vice President, Controller and Chief
-----------------------------------
Ray E. Schmitz                               Accounting Officer


/s/ WAYNE KERN                               Director
-----------------------------------
Wayne Kern

/s/ STEPHEN P. SMILEY                        Director
-----------------------------------
Stephen P. Smiley

/s/ BRIAN J. HUGHES                          Director
-----------------------------------
Brian J. Hughes

/s/ KENNETH H. BISHOP                        Director
-----------------------------------
Kenneth H. Bishop

                          INDEX TO FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----
    DYNAMEX INC.
    Report of Independent Certified Public Accountants                                      F-2
    Consolidated Balance Sheets, July 31, 2000 and 1999                                     F-3
    Consolidated Statements of Operations for the fiscal years ended
        July 31, 2000, 1999 and 1998                                                        F-4
    Consolidated Statements of Stockholders' Equity for the fiscal years ended
        July 31, 2000, 1999 and 1998                                                        F-5
    Consolidated Statements of Cash Flows for the fiscal years ended
        July 31, 2000, 1999 and 1998                                                        F-6
    Notes to the Consolidated Financial Statements                                          F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000 in conformity with generally accepted accounting principles.





/s/ BDO Seidman, LLP
----------------------------
BDO SEIDMAN, LLP


Dallas, Texas
October 18, 2000

DYNAMEX INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2000 AND 1999
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                            2000           1999
                                                                          ---------      ---------
ASSETS
CURRENT
  Cash and cash equivalents                                               $   5,600      $   2,933
  Accounts receivable (net of allowance for doubtful accounts of $940
     and $1,320, respectively)                                               26,887         25,945
  Prepaid and other current assets                                            2,890          2,488
  Deferred income taxes                                                       1,518          2,148
                                                                          ---------      ---------
          Total current assets                                               36,895         33,514
PROPERTY AND EQUIPMENT - net                                                  7,225          9,308
INTANGIBLES - net                                                            78,230         82,860
DEFERRED INCOME TAXES                                                         3,273          2,899
OTHER                                                                           901          1,841
                                                                          ---------      ---------
          Total assets                                                    $ 126,524      $ 130,422
                                                                          ---------      ---------

LIABILITIES STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                        $   5,517      $   6,349
  Accrued liabilities                                                        16,445         15,292
  Income taxes payable                                                          182            117
  Current portion of long-term debt                                           3,729            427
                                                                          ---------      ---------
          Total current liabilities                                          25,873         22,185
LONG-TERM DEBT                                                               40,928         46,690
OTHER LIABILITIES                                                             1,313             --
                                                                          ---------      ---------
          Total liabilities                                                  68,114         68,875
                                                                          ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $0.01 par value, 10,000 shares authorized; none
     Outstanding                                                                 --             --
  Common stock; $0.01 par value, 50,000 shares authorized; 10,207 and
     10,207 shares outstanding, respectively                                    102            102
  Additional paid-in capital                                                 72,759         72,759
  Retained deficit                                                          (13,601)       (10,202)
  Receivable from stockholder                                                    --           (102)
  Accumulated other comprehensive loss:
     Cumulative translation adjustment                                         (850)        (1,010)
                                                                          ---------      ---------
          Total stockholders' equity                                         58,410         61,547
                                                                          ---------      ---------
          Total liabilities and stockholders' equity                      $ 126,524      $ 130,422
                                                                          ---------      ---------


        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2000, 1999 AND 1998

(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                               2000           1999           1998
                                                                            ---------      ---------      ---------
Sales                                                                       $ 251,475      $ 239,631      $ 208,019
Cost of Sales                                                                 171,675        163,156        140,037
                                                                            ---------      ---------      ---------
Gross Profit                                                                   79,800         76,475         67,982
Costs and Expenses:
    Selling, general and administrative expenses                               64,483         66,166         55,866
    Depreciation and amortization (including 1999 intangible impairment
    of $3,971)                                                                  8,931         13,211          8,770
    Provision for settlement of shareholder litigation                          2,313             --             --
    (Gain) Loss on disposal of property and equipment                              97            205           (199)
                                                                            ---------      ---------      ---------
    Total                                                                      75,824         79,582         64,437
                                                                            ---------      ---------      ---------

Operating Income (Loss))                                                        3,976         (3,107)         3,545
Interest Expense                                                                5,860          4,607          4,228
Other Income, net                                                                (203)           (35)            --
                                                                            ---------      ---------      ---------
Loss before income taxes                                                       (1,681)        (7,679)          (683)
Income taxes                                                                    1,718         (1,003)           935
                                                                            ---------      ---------      ---------
Net loss                                                                    $  (3,399)     $  (6,676)     $  (1,618)
                                                                            ---------      ---------      ---------

Net loss per common share - basic and diluted                               $   (0.33)     $   (0.66)     $   (0.20)
                                                                            ---------      ---------      ---------

Weighted average shares outstanding                                            10,207         10,099          7,937
                                                                            =========      =========      =========


         See accompanying notes to the consolidated financial statements

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                             ACCUMULATED
                                                      COMMON STOCK     RECEIVABLE    ADDITIONAL                 OTHER
                                                  -------------------     FROM         PAID-IN   RETAINED   COMPREHENSIVE
                                                   SHARES     AMOUNT   STOCKHOLDER     CAPITAL   (DEFICIT)   INCOME (LOSS)  TOTAL
                                                  --------   --------  -----------   ----------  --------   -------------- --------
BALANCE AT JULY 31, 1997                             7,338   $     73   $     --      $ 40,967   $ (1,908)     $   (184)   $ 38,948
  Sale of common stock in connection with
    Acquisitions                                     2,500         25         --        29,780         --            --      29,805
  Issuance of common stock in connection with
    Acquisitions                                       114          1         --         1,133         --            --       1,134
  Issuance of common stock on exercise of stock
    Options                                            117          2       (204)          427         --            --         225
  Unrealized foreign currency translation
     Adjustment                                         --         --         --            --         --          (535)       (535)
  Net loss                                              --         --         --            --     (1,618)           --      (1,618)
                                                  --------   --------   --------      --------   --------      --------    --------
BALANCE AT JULY 31, 1998                            10,069        101       (204)       72,307     (3,526)         (719)     67,959
  Issuance of common stock in connection with
    Acquisitions                                       120          1         --           394         --            --         395
  Issuance of common stock on exercise of stock
    Options                                             18         --         --            58         --            --          58
  Payments by shareholder                               --         --        102            --         --            --         102
  Unrealized foreign currency translation
     Adjustment                                         --         --         --            --         --          (291)       (291)
  Net loss                                              --         --         --            --     (6,676)       (6,676)
                                                  --------   --------   --------      --------   --------      --------    --------
BALANCE AT JULY 31, 1999                            10,207        102       (102)       72,759    (10,202)       (1,010)     61,547
                                                  --------   --------   --------      --------   --------      --------    --------
  Payments by shareholder                               --         --        102            --         --            --         102
  Unrealized foreign currency translation
    Adjustment                                          --         --         --            --         --           160         160
  Net loss                                              --         --         --            --     (3,399)           --      (3,399)
                                                  --------   --------   --------      --------   --------      --------    --------
BALANCE AT JULY 31, 2000                            10,207   $    102   $     --      $ 72,759   $(13,601)     $   (850)   $ 58,410
                                                  --------   --------   --------      --------   --------      --------    --------

         See accompanying notes to the consolidated financial statements

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                2000          1999          1998
                                                                                              --------      --------      --------
OPERATING ACTIVITIES
  Net income (loss)                                                                           $ (3,399)     $ (6,676)     $ (1,618)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                                             3,600         3,067         3,133
       Amortization and write-down of goodwill and other intangibles                             5,331        10,144         5,637
       Provision for losses on accounts receivable                                               1,119         2,109           632
       Deferred income taxes                                                                       256        (2,824)       (1,416)
       (Gain) loss on disposal of property and equipment                                            97           205          (199)
       Provision for settlement of shareholder litigation                                        2,313            --            --
  Changes in assets and liabilities:
     Accounts receivable                                                                        (2,061)       (1,330)         (613)
     Prepaids and other current assets                                                             582         2,329        (1,655)
     Accounts payable and accrued liabilities                                                      324         1,993         1,460
                                                                                              --------      --------      --------
  Net cash provided by operating activities                                                      8,162         9,017         5,361
                                                                                              --------      --------      --------
INVESTING ACTIVITIES
  Payments for acquisitions                                                                       (555)      (14,055)      (35,925)
  Purchase of property and equipment                                                            (2,707)       (3,432)       (3,820)
  Net proceeds from disposal of property and equipment                                              77           283           745
                                                                                              --------      --------      --------
  Net cash used in investing activities                                                         (3,185)      (17,204)      (39,000)
                                                                                              --------      --------      --------
FINANCING ACTIVITIES
  Principal payments on long-term debt                                                            (360)         (627)         (740)
  Net borrowings under line of credit                                                           (2,100)       10,680         4,163
  Proceeds from issuance of long-term debt                                                          --            --            55
  Proceeds from shareholder receivable                                                             102           102            --
  Net proceeds from sale of common stock                                                            --            58        30,030
  Other assets and deferred financing fees                                                          78          (234)          702
                                                                                              --------      --------      --------
  Net cash (used) provided by financing activities                                              (2,280)        9,979        34,210
                                                                                              --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (30)         (220)         (536)
                                                                                              --------      --------      --------
NET INCREASE IN CASH                                                                             2,667         1,572            35
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     2,933         1,361         1,326
                                                                                              --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $  5,600      $  2,933      $  1,361
                                                                                              --------      --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                                      $  4,215      $  3,952      $  3,557
  Cash paid for taxes                                                                            1,650         2,436         5,773
                                                                                              --------      --------      --------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities assumed and consideration paid for acquisitions were as follows:
          Fair value of net assets acquired                                                   $    894      $ 15,330      $ 37,059
          Issuance of common stock                                                                  --          (395)       (1,134)
          Payable to former owners                                                                (339)         (880)           --
                                                                                              --------      --------      --------
                                                                                              $    555      $ 14,055      $ 35,925
                                                                                              --------      --------      --------

         See accompanying notes to the consolidated financial statements

DYNAMEX INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business - Dynamex Inc. (the "Company" or "Dynamex") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet management.

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

    Property and equipment - Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to operations. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

                           Leasehold Improvements      5 years
                           Equipment                   3-7 years
                           Furniture                   5 years
                           Vehicles                    3-12 years
                           Other                       4 years

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

    Intangibles - Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Intangible assets are being amortized over periods ranging from 3 to 25 years. On a periodic basis or as business conditions change, the Company compares the carrying value of intangible assets to estimated future undiscounted net cash flows from the acquired businesses. Should the net book value of the intangible asset exceed future net cash flows, the carrying value of the intangible asset is adjusted to equal the value of discounted future net revenues. In the fourth quarter 1999, the Company adjusted the carrying value of intangible assets associated with its Dallas and Hartford operations by $3,971 with a corresponding charge to amortization expense. Total amortization expense was $5,331, $10,144 and $5,637 for the years ended July 31, 2000, 1999 and 1998, respectively.

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

    Financing Costs - During the fiscal years ended July 31, 2000, 1999 and 1998, the Company incurred $445, $325 and $919, respectively of costs incurred in connection with debt financings and amendments (See Note 6). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $650 in 2000, $730 in 1999 and $675 in 1998.

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

    Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 11 of Notes to the Consolidated Financial Statements)

    Earnings (loss) per share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income is based on the weighted average common shares outstanding and all dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised, that would then share in the earnings of the Company. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

    New accounting pronouncements - In July 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period through the issuance of SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000.

    Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income and unrealized gains and losses on foreign currency translation. Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on foreign currency translation adjustments are recorded in shareholders' equity as other comprehensive income. At July 31, 2000, 1999 and 1998, the company recorded comprehensive income (loss) from foreign currency translation as follows:

                                                       JULY 31,
                                          ---------------------------------
                                            2000         1999         1998
                                          -------      -------      -------
Net income (loss)                         $(3,399)     $(6,676)     $(1,618)
Change in comprehensive income (loss)         160         (291)        (535)
                                          -------      -------      -------
Comprehensive income (loss)               $(3,329)     $(6,967)     $(2,153)
                                          -------      -------      -------

    Reclassification - Certain reclassifications have been made to conform prior year data with the current presentation.


2.  ACQUISITIONS

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

    In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. The estimated maximum amount of additional consideration payable at July 31, 2000, if all performance goals are met, is approximately $5 million, all of which is payable in cash. These payments of additional consideration, if required, are to be made on specified dates through October 2000, and generally commence at the end of the twelve-month period following the completion of the relevant acquisition.

    Each of these acquisitions has been accounted for using the purchase method of accounting and the results of operations of these companies have been included in these financial statements from the date of acquisition. The aggregate acquisition cost was allocated to the net assets of the companies acquired based upon their respective fair market values, with the excess recorded as goodwill. The following unaudited pro forma combined results of operations for the years ended July 31, 1999 and 1998, are presented as if the acquisitions had occurred as of August 1, 1996.

                                                 YEARS ENDED JULY 31,
                                              ------------------------
                                                1999            1998
                                              ---------      ---------
                                              PRO FORMA      PRO FORMA
                                              ---------      ---------
Sales                                         $ 239,835      $ 233,312
                                              ---------      ---------
Income (loss) before extraordinary item       $  (6,669)     $    (294)
                                              ---------      ---------
Net income (loss)                             $  (6,669)     $    (294)
                                              ---------      ---------
Per share -- assuming dilution:
  Income (loss) before extraordinary item     $   (0.66)     $   (0.04)
  Net income (loss)                           $   (0.66)     $   (0.04)


    The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

    The Company has recorded the fair value of net assets acquired as shown below:

                                  JULY 31,
                           ----------------------
                             1999          1998
                           --------      --------
Accounts receivable        $     88      $  5,905
Property and equipment           23         1,708
Other assets                      2           481
Intangibles                  14,427        32,288
Liabilities assumed             (90)       (3,323)
                           --------      --------
Net assets acquired        $ 14,450      $ 37,059
                           --------      --------


    Consideration for these transactions consisted of the following:

                                          JULY 31,
                                    -------------------
                                      1999        1998
                                    -------     -------
Cash paid, net of cash acquired     $14,055     $35,925
Issuance of common stock                395       1,134
                                    -------     -------
Total consideration                 $14,450     $37,059
                                    -------     -------


3.  SALE OF ASSETS

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

4.  INTANGIBLES

    Intangibles from the Company's various acquisitions consist of the following:

                                                  JULY 31,
                                            ----------------------
                                              2000          1999
                                            --------      --------
Goodwill                                    $ 88,647      $ 88,105
Trademarks and covenants not-to-compete       10,251        10,074
                                            --------      --------
                                              98,898        98,179
Less accumulated amortization                (20,668)      (15,319)
                                            --------      --------
Intangibles-- net                           $ 78,230      $ 82,860
                                            --------      --------

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                   JULY 31,
                                            ----------------------
                                              2000          1999
                                            --------      --------
Equipment                                   $ 16,558      $ 15,304
Furniture                                      1,780         1,575
Vehicles                                       1,342         1,599
Leasehold improvements                         3,042         2,205
Other                                             --           980
                                            --------      --------
                                              22,722        21,663
Less accumulated deprecation                 (15,497)      (12,355)
                                            --------      --------
Property and equipment-- net                $  7,225      $  9,308
                                            --------      --------

6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                JULY 31,
                                         ----------------------
                                           2000          1999
                                         --------      --------
Bank credit agreement (a)                $ 44,100      $ 46,200
Seller financing notes and other (b)          137           271
Capital lease obligations (Note 7)            420           646
                                         --------      --------
                                           44,657        47,117
Less current portion                       (3,729)         (427)
                                         --------      --------
Long-term debt                           $ 40,928      $ 46,690
                                         --------      --------

    a)  Bank Credit Agreement

    Effective July 31, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, the facility was extended through November 30, 2001 and split into an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $794 on November 15, 2000 and quarterly payments of $875 commencing January 31, 2001 until July 31, 2001 and then $1.375 million quarterly until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at prime or LIBOR, plus an applicable margin. The applicable margins for prime range from 0.0% to 1.0%, and for LIBOR from 3.0% to 4.0%, and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. At July 31, 2000, the weighted-average interest rate for all outstanding borrowings was approximately 11.50%.

    On June 28, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, all prior covenant violations were waived and the Company may borrow up to $51.7 million on a revolving basis through July 31, 2001, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at the bank's prime rate plus 2.00%. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the total commitment.

    Borrowings under the agreement are secured by all of the Company's assets in the United States and by 65% of the stock of the Company's Canadian subsidiary. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each quarter beginning July 31, 2001, by the amount of excess cash flow, all as defined in the agreement. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances.

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

    At July 31, 2000, the Company had unpaid settlements of approximately $26 related to the interest rate swap. The fair value of this agreement at July 31, 2000 and 1999 was a receivable of $32 and a liability of approximately $64.

    b)  Seller Financing Notes and Other

    In connection with various acquisitions (see Note 2) the Company issued various notes to the sellers of those businesses. These notes bear interest at varying rates based primarily on the prime interest rate.

    Scheduled principal payments in each of the next five years and thereafter on long-term debt and capital lease obligations are as follows:


      2001                     $ 3,729
      2002                      40,923
      2003                           5
      2004                          --
      2005                          --
Thereafter                          --
                               -------
                               $44,657


7.  COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company leases certain equipment under properties and non-cancelable lease agreements, which expire at various dates.

    At July 31, 2000, minimum annual lease payments for such leases are as follows:

                                                        CAPITAL      OPERATING
                                                        LEASES        LEASES
                                                       --------      ---------
                                              2001     $    295      $  4,185
                                              2002          176         3,397
                                              2003            4         2,574
                                              2004           --         1,688
                                              2005           --           701
                                        Thereafter           --           805
                                                       --------      --------
                                                            475        13,350
                 Less amount representing interest          (55)           --
                                                       --------      --------
Net present value of future minimum lease payments     $    420      $ 13,350
                                                       --------      --------


    Rent expense related to operating leases amounted to approximately $6,131, $5,756, and $5,058 for the years ended July 31, 2000, 1999 and 1998, respectively.

    CONTINGENCIES

    In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company, Richard K. McClelland, the Company's Chief Executive Officer, and Robert P. Capps, the Company's former Chief Financial Officer, as defendants. The lawsuits arise from the Company's November 2, 1998 announcement that the Company was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and (ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. In addition to the defendants named in the original complaints, the amended complaint also named as defendants the underwriters of the Company's May 1998 secondary offering of common stock, Schroder & Co., Inc., William Blair & Company, and Hoak Breedlove Wesneski & Co. (the "Underwriter Defendants"). On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety.

    On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal 1998. On September 17, 1999, the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would restate its previously reported financial results for the fiscal years 1997 and 1998 and the first three quarters of the fiscal year 1999.

    On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999.

    On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. The settlement is conditioned upon, among other things, execution of a definitive settlement agreement and related documents, the provision of notice of the settlement of the Company's shareholders, and approval of the settlement by the United States District Court for the Northern District of Texas.

    In accordance with applicable accounting standards, the company records a charge reflecting contingent liabilities when management determines that a material loss is "probable" and either "quantifiable" or "reasonably estimable." As a result of the signing of the memorandum of understanding on September 20, 2000, the Company recorded a fourth quarter charge of $2.3 million in the fiscal year ended July 31, 2000. The charge includes the value of one million shares of the Company's common stock based on the closing price of the stock on September 20, 2000 ($1.3 million recorded as Other Liabilities), plus $1 million cash which is recorded in Accrued Liabilities. The cash is payable in two installments, the first installment of $350,000 was paid on September 23, 2000 with the remaining $650,000 plus interest payable at least 10 business days before the date scheduled by the court for the settlement fairness hearing. The Company will deliver the one million shares of the Company's stock after the effective date of the Settlement.

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

    The Special Committee of the Board of Directors has kept the Securities and Exchange Commission apprised of its inquiry and the restatement process. The Company has received informal requests for information from the Staff of the Commission for documents concerning the circumstances of the restatement of the Company's prior period financial statements. The Company has cooperated with the Commission and produced documents responsive to its requests.

    The Company is also a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

8.  INCOME TAXES

    The United States and Canadian components of income (loss) before income taxes from continuing operations are as follows:

                           YEARS ENDED JULY 31,
                  ------------------------------------
                    2000          1999          1998
                  --------      --------      --------
Canada            $  3,299      $  3,149      $  3,826
United States       (4,980)      (10,828)       (4,509)
                  --------      --------      --------
                  $ (1,681)     $ (7,679)     $   (683)

    The provision for income tax consisted of the following:

Current tax expense:
  Canada                                           $ 1,546     $ 1,489      $ 1,600
  U.S                                                   --          --           --
                                                   -------     -------      -------
          Total current tax expense                $ 1,546     $ 1,489      $ 1,600
                                                   -------     -------      -------
Deferred tax expense (benefit):
  Canada                                           $    87     $   107      $   389
  U.S                                                   85      (2,599)      (1,054)
                                                   -------     -------      -------
          Total deferred tax expense (benefit)     $   172     $(2,492)     $  (665)
                                                   -------     -------      -------
          Total income tax provision (benefit)     $ 1,718     $(1,003)     $   935
                                                   -------     -------      -------

    Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components (in thousands):

                                                                JULY 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Deferred tax asset:
  Allowance for doubtful accounts                        $    304      $    512
  Fixed assets                                                130            29
  Amortization of intangibles                               2,628         1,363
  Accrued vacation                                            359           252
  Accrued Liabilities & other                                 855         1,374
  Write-down of intangible assets                              --         1,424
  Provision for settlement of shareholder litigation          829
  Charitable contribution carryover                            25            10
  Foreign tax credit carryforward                             520           442
  State net operating loss carryforwards                    1,145           768
  Federal net operating loss carryforwards                  3,764         2,261
                                                         --------      --------
     Total deferred tax benefits                           10,559         8,435
Less valuation allowance                                   (5,113)       (2,703)
                                                         --------      --------
     Net deferred tax asset                                 5,446         5,732
Deferred tax liabilities:
  Fixed assets                                                655           685
                                                         --------      --------
     Total deferred tax liabilities                           655           685
                                                         --------      --------
     Net deferred tax asset                              $  4,791      $  5,047
                                                         --------      --------


Financial Statements:

  Current deferred tax assets                            $  1,518      $  2,148
                                                         --------      --------

  Non-current deferred tax assets                        $  3,273      $  2,899
                                                         --------      --------

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

    The Company has a federal net operating loss carryforward of $10,499, $6,152 and $3,530 for the three years ended July 31, 1999, 1998, and 1997, respectively. This carryforward is available to offset future United States federal taxable income. The net operating losses expire as follows: $333 in the year 2009, $3,197 in the year 2013, $2,622 in the year 2019 and $4,347 in the year 2020.

    The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries' undistributed earnings as of July 31, 2000. Such earnings are intended to be reinvested indefinitely.

    The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

                                                         YEARS ENDED JULY 31,
                                                 ---------------------------------
                                                   2000         1999         1998
                                                 -------      -------      -------
Income taxes at statutory rate                   $  (572)     $(2,611)     $  (232)

Effect on taxes resulting from:
     State taxes                                    (118)        (541)        (225)
     Foreign                                         330          315          383
     Increase in valuation allowance               2,409          930        1,139
     Other (including permanent differences)        (331)         904         (130)
                                                 -------      -------      -------
                                                 $ 1,718      $(1,003)     $   935
                                                 -------      -------      -------

9.  RELATED PARTY TRANSACTIONS

    A firm related to a former member of the Company's board of directors has provided investment-banking services to the Company. Amounts paid by the Company for such services during the years ended July 31, 2000, 1999 and 1998 amounted to none, none, and $458, respectively. The Company leases facilities from an officer and from a member of the Company's board of directors. During the years ended July 31, 2000, 1999 and 1998, the Company paid approximately $120, $120 and $256, respectively, in rent to these parties in aggregate.

    The Company has loaned to one of its officers $204 in connection with the exercise of certain stock options at the time of the follow-on public offering. The principal amount of this loan is due in eight quarterly installments beginning August 31, 1998, of $26 plus accrued interest which accrues on the aggregate unpaid amount at the prime rate published by the Company's primary lenders. During the fiscal year ended July 31, 2000, the officer repaid the remaining $102 of the loan principal plus accrued interest.


10. STOCKHOLDERS' EQUITY

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


11. STOCK OPTION PLAN

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

                                                        YEARS ENDED JULY 31,
                                             ---------------------------------------
                                                2000           1999           1998
                                             ---------      ---------      ---------
Net income (in thousands):
  As reported                                $  (3,399)     $  (6,676)     $  (1,618)
  Pro forma                                  $  (3,764)     $  (6,868)     $  (2,219)

Earnings per share -- assuming dilution:
  As reported                                $   (0.33)     $   (0.66)     $   (0.20)
  Pro forma                                  $   (0.37)     $   (0.68)     $   (0.28)

    The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998 respectively: dividend yield of 0% for all years; expected volatility of 73%, 72% and 66%; risk-free interest rate of 4.31%, 5.53%, and 5.92%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2000, 1999 and 1998 was $1.32, $3.91 and $8.27, respectively.

    Stock option activity during the periods indicated is as follows:

                                                YEARS ENDED JULY 31,
                                       ------------------------------------
                                         2000          1999          1998
                                       --------      --------      --------
Number of shares under option:
  Outstanding at beginning of year      734,220       501,477       471,384
  Granted                               185,000       374,000       148,000
  Exercised                                  --       (17,477)     (117,907)
  Canceled                             (104,890)     (123,780)           --
                                      ---------     ---------     ---------
  Outstanding at end of year            814,330       734,220       501,477
                                      ---------     ---------     ---------
  Exercisable at end of year            288,572       177,044       116,800
                                      ---------     ---------     ---------
Weighted average exercise price:
  Granted                             $   1.687     $   4.828     $  10.164
  Exercised                                  --         3.235         3.650
  Canceled                                5.543         9.706            --
  Outstanding at end of year              5.195         6.129         7.886
  Exercisable at end of year              6.657         7.124         6.414
                                      ---------     ---------     ---------


    The following table summarizes information about stock options outstanding at July 31, 2000:

                                                      WEIGHTED AVERAGE
                         NUMBER OF                    REMAINING LIFE            WEIGHTED AVERAGE
                          SHARES                         (IN YEARS)              EXERCISE PRICE
                         ---------                    ----------------          ----------------
                          129,000                           9.9                      $  1.438
                           50,000                           9.4                      $  2.188
                          190,800                           8.8                      $  2.250
                            6,000                           9.1                      $  2.875
                           79,000                           4.9                      $  4.250
                            6,000                           7.1                      $  7.250
                          178,500                           6.1                      $  8.000
                           15,000                           8.1                      $ 10.000
                          110,030                           7.6                      $ 10.375
                           50,000                           7.9                      $ 11.875
                          -------                          ----                      --------
                          814,330                          7.79                      $  5.195

    12. SEGMENT INFORMATION

    Dynamex Inc. operates in one reportable business segment, same-day delivery services. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income (loss) before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2000, 1999 and 1998:

                                   United
                                    States        Canada         Total
                                  ---------      ---------     ---------
2000
Sales                             $ 168,437      $  83,038     $ 251,475
Operating income (loss)                (977)         4,953         3,976
Identifiable assets                 109,256         17,268       126,524
Capital expenditures                  2,471            236         2,707
Depreciation and amortization         2,835            765         3,600
Amortization of intangibles           4,822            509         5,331

1999
Sales                             $ 161,515      $  78,116     $ 239,631
Operating income (loss)              (7,254)         4,147        (3,107)
Identifiable assets                 108,724         21,698       130,422
Capital expenditures                  2,909            523         3,432
Depreciation and amortization         2,186            881         3,067
Amortization of intangibles           9,635            509        10,144

1998
Sales                               131,901         76,118       208,019
Operating income                     (1,328)         4,873         3,545
Identifiable assets                 103,648         19,121       122,769
Capital expenditures                  3,102            718         3,820
Depreciation and amortization         2,323            810         3,133
Amortization of intangibles           5,083            554         5,637

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                   DESCRIPTION
    -------                                  -----------
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

    10.7(6)      -- Second Amendment to Second Amended and Restated Credit Agreement
                    by and among the Company and Nationsbank of Texas, N.A., as agent for the lenders therein, dated January 31, 1999

    10.8(6)      -- Third Amendment to Second Amended and Restated Credit Agreement by and
                    among the Company and Nationsbank of Texas, N.A., as
                    agent for the lenders therein, dated June 28, 2000.

    10.8(1)      -- Fourth Amendment to Second Amended and Restated Credit Agreement by and
                    among the Company and Nationsbank of Texas, N.A., as
                    agent for the lenders therein, dated October 30, 2000.

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

(6) Filed as an exhibit to the registrant's annual report on Form 10-K for the fiscal year ended July 31, 1999, and incorporated herein by reference.