Form 10-Q
period 2000-10-31
DYNAMEX INC
filed 2000-12-18
CIK 1015483

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of December 1, 2000 was 10,206,817 shares.

================================================================================

DYNAMEX INC.

================================================================================

                                      INDEX


                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         October 31, 2000 (Unaudited) and July 31, 2000

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three months ended October 31, 2000 and 1999

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Three months ended October 31, 2000 and 1999

                      Notes to Condensed Consolidated Financial Statements                          5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   8
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  14

PART II.              OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           15
           Item 4.    Submission of Matters to a Vote of Security Holders                          16
           Item 6.    Exhibits and Reports on Form 8-K.                                            16

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
--------------------------------------------------------------------------------

                                                                   October 31,        July 31,
                                                                     2000              2000
                                                                  -----------        ---------
                                                                  (Unaudited)
                                           ASSETS
CURRENT
Cash and cash equivalents                                          $   5,858         $   5,600
Accounts receivable (net of allowance for doubtful accounts
   of $986 and $940, respectively)                                    27,674            26,887
Prepaid and other current assets                                       2,426             2,890
Deferred income tax                                                    1,387             1,518
                                                                   ---------         ---------
TOTAL CURRENT ASSETS                                                  37,345            36,895

Property and equipment - net                                           6,677             7,225
Intangibles - net                                                     76,898            78,230
Deferred income taxes                                                  2,949             3,273
Other assets                                                             698               901
                                                                   ---------         ---------
TOTAL ASSETS                                                       $ 124,567         $ 126,524
                                                                   =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT
Accounts payable trade                                             $   5,137         $   5,517
Accrued liabilities                                                   15,006            16,627
Current portion of long-term debt                                      5,491             3,729
                                                                   ---------         ---------
TOTAL CURRENT LIABILITIES                                             25,634            25,873

Long-term debt                                                        39,128            40,928
Provision for lawsuit settlement                                       1,313             1,313
                                                                   ---------         ---------
TOTAL LIABILITIES                                                     66,075            68,114
                                                                   ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                       --                --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                           102               102
Additional paid-in capital                                            72,759            72,759
Retained deficit                                                     (13,103)          (13,601)
Unrealized foreign currency translation adjustment                    (1,266)             (850)
                                                                   ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                            58,492            58,410
                                                                   ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 124,567         $ 126,524
                                                                   =========         =========

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


                                                                 Three months ended
                                                            October 31,
                                                           -------------------------------

                                                               2000             1999
                                                           --------------  ---------------



 Sales                                                          $ 64,824         $ 62,723

 Cost of sales                                                    44,820           42,297
                                                           --------------  ---------------

 Gross profit                                                     20,004           20,426

 Selling, general and administrative expenses                     15,589           16,033
 Depreciation and amortization                                     2,029            2,318
 (Gain) loss on disposal of property and equipment                    (2)              54
                                                           --------------  ---------------

 Operating income                                                  2,388            2,021

 Interest expense                                                  1,344            1,173
 Other (income) expense                                              (45)             (16)
                                                           --------------  ---------------

 Income  before taxes                                              1,089              864

 Income tax expense                                                  591              459
                                                           --------------  ---------------

Net income                                                         $ 498            $ 405
                                                           ==============  ===============

Earnings  per common share - basic:                               $ 0.05           $ 0.04
                                                           ==============  ===============

Earnings  per common share - assuming dilution:                   $ 0.05           $ 0.04
                                                           ==============  ===============


Weighted average shares:
   Common shares outstanding                                      10,207           10,207
   Adjusted common shares - assuming
      exercise of stock options                                      10,210            10,207

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
================================================================================


                                                                                Three months ended
                                                                                   October 31,
                                                                                -------------------
                                                                                 2000         1999
                                                                                -------     -------
OPERATING ACTIVITIES
Net income                                                                       $   498    $   405
Adjustments to reconcile net income  to  net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                     800        968
   Amortization of intangible assets                                               1,263      1,350
   Provision for losses on accounts receivable                                       258        257
   Deferred income taxes                                                             209        272
   (Gain) Loss on disposal of property and equipment                                  (2)        54
Changes in current operating assets and liabilities:
   Accounts receivable                                                            (1,045)    (3,772)
   Prepaids and other assets                                                         464      1,227
   Accounts payable and accrued liabilities                                         (789)      (581)
                                                                                 -------    -------
Net cash provided by operating activities                                          1,656        180
                                                                                 -------    -------

INVESTING ACTIVITIES
Payments for acquisitions                                                           (437)      (104)
Purchase of property and equipment                                                  (324)    (1,486)
Net proceeds from disposal of property and equipment                                   4         --
                                                                                 -------    -------
Net cash used in investing activities                                               (757)    (1,590)
                                                                                 -------    -------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                 (92)       (79)
Net borrowings under line of credit                                                 (500)     3,200
Proceeds from shareholder's note                                                      --         25
Other assets and deferred offering costs                                             203         31
                                                                                 -------    -------
Net cash (used in) provided by financing activities                                 (389)     3,177
                                                                                 -------    -------

                                                                                 -------    -------
EFFECT OF EXCHANGE RATES ON CASH                                                    (252)       145
                                                                                 -------    -------

NET INCREASE IN CASH                                                                 258      1,912
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     5,600      2,933
                                                                                 -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 5,858    $ 4,845
                                                                                 =======    =======

SUPPLEMENTAL NON-CASH INFORMATION
Cash paid for interest                                                           $ 2,483    $   889
                                                                                 =======    =======
Cash paid for taxes                                                              $   361    $   487
                                                                                 =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities paid and consideration paid
      for acquisitions were as follows:
         Fair value of net assets acquired                                       $    26    $   104
         Payable to former owners                                                    411         --
                                                                                 -------    -------
         Consideration paid                                                      $   437    $   104
                                                                                 =======    =======


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================

1.       BASIS OF PRESENTATION

Dynamex Inc. (the "Company" and "Dynamex") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled distribution and
(iii) fleet management.

The consolidated financial statements include the accounts of Dynamex Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

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

The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company's audited financial statements for the fiscal year ended July 31, 2000.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 2000, the results of its operations for the three-month periods ended October 31,2000 and 1999 and its cash flows for the three month periods ended October 31, 2000 and 1999.

Certain reclassifications have been made to conform prior period data to the current presentation.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended October 31, 2000 was $82 compared to $756 for the same period ended October 31, 1999. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation loss of $416 and in the three months ended October 31, 2000 and a gain of $351 in the prior year period.

3.       BANK CREDIT AGREEMENT AND OTHER LONG-TERM DEBT

Effective July 31, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, the facility was extended through November 30, 2001 and split into an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined, as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $794 on November 15, 2000 and quarterly payments of $875 commencing January 31, 2001 until July 31, 2001 and then $1.375 million quarterly until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at prime or LIBOR, plus an applicable margin. The applicable margins for prime range from 0.0% to 1.0%, and for LIBOR from 3.0% to 4.0%, and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. At October 31, 2000, the weighted-average interest rate for all outstanding borrowings was approximately 10.25%.

Borrowings under the agreement are secured by all of the Company's assets in the United States and by 65% of the stock of the Company's Canadian subsidiary. The agreement contains restrictions on the payment of dividends, incurring additional

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================

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

During the three months ended October 31, 2000, the company converted $554 of unpaid additional consideration to former owners to two-year notes payable. The notes are payable quarterly plus interest of 10% per annum.

4.       ACQUISITIONS

In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. At July 31, 2000, earned but unpaid contingent consideration totaled $1,219. In the three months ended October 31, 2000, the Company incurred an additional liability to former owners of $113, the Company paid $437 to former owners and converted an additional $554 to notes payable. The notes are payable over two years and bear interest of 10%. The Company intends to convert the remaining liability to a two-year note payable with interest at 10%.

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

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 15, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent, towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================

excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. The settlement is conditioned upon, among other things, the provision of notice of the settlement to the Company's shareholders, and approval of the settlement by the United States District Court for the Northern District of Texas.

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

Dynamex, Richard McClelland, and Robert Capps have filed a complaint in the United States District court for the Northern District of Texas that names Reliance Insurance Company as a defendant. The complaint alleges claims for breach of contract and breach of the duty of good faith and fair dealing arising from the failure of Reliance to contribute to the settlement of the above-referenced shareholder litigation. The plaintiffs seek unspecified damages.

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

           This discussion contains forward-looking statements, which involve assumptions regarding Company operations and future prospects. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among other things, statements with respect to the outcome of the Special Committee's review, acquisition strategy, competition, foreign exchange, and risks associated with the local delivery industry. These and other risks are mentioned from time to time in the Company's filings with the Securities and Exchange Commission. Caution should be taken that these factors could cause the actual results to differ from those stated or implied in this and other Company communications.

GENERAL

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 21 U.S. metropolitan areas. The Company completed its initial public offering ("IPO") in August 1996 and concurrently completed the acquisition of five same-day transportation companies. Subsequent to the IPO and through August 1998, the Company completed 22 acquisitions at various dates. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquired operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the effect of these various acquisitions, the historical operating results of the Company for a given period are not necessarily comparable to prior or subsequent periods.

A significant portion of the Company's revenues is generated in Canada. For the three month period ended October 31, 2000, Canadian revenues accounted for approximately 33.1% of total consolidated revenue, compared to 32.5% for the same period in 1999.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales.

                                               Three months ended
                                                  October 31,
                                              -------------------
                                                2000       1999
                                              --------   --------
Sales                                          100.0%     100.0%
Cost of sales                                   69.1%      67.4%
                                                -----      -----
Gross profit                                    30.9%      32.6%

Selling, general and
 Administrative expenses                        24.0%      25.6%
Depreciation and amortization                    3.1%       3.7%
Loss on disposal of                                -%       0.1%
assets
                                                -----      -----
Operating income                                 3.7%       3.2%

Interest expense and other                       2.0%       1.8%
                                                -----      -----
Income before taxes                              1.7%       1.4%
                                                =====      =====

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999.

Net income for the three months ended October 31, 2000 was $498,000 compared to $405,000 for the three months ended October 31, 1999. Net income before taxes was $1,089,000 in 2000 versus $864,000 in the previous year. Lower gross profit and higher interest costs in the three months ended October 31, 2000 were more than offset by reduced selling, general and administrative costs and lower depreciation and amortization expense. Income tax expense increased $132,000 in 2000 to $591,000 and, as a percentage of income before taxes, was 54% in 2000 compared to 53% in 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
===============================================================================

Sales for the three months ended October 31, 2000 increased $2.1 million, or 3.3%, to $65 million from $63 million for the same period ended in 1999. There was a slight decrease in the conversion rate between the U.S. dollar and the Canadian dollar for the three months ended October 31, 2000 versus 1999 that had the effect of decreasing sales for the three months ended October 31, 2000 by approximately $0.2 million had the conversion rate been the same as the period ended in 1999. The three months ended October 31, 2000 had one more revenue day than the same period last year. On a revenue per day basis, sales increased 1.8% in 2000 compared to 1999 with Canadian sales increasing 3.6% and U.S. sales increasing 0.8%. In Canadian dollars, Canadian sales increased 4.4% on a revenue per day basis in 2000 versus 1999.

Cost of sales for the three months ended October 31, 2000 increased $2.5 million, or 6.0%, to $45 million from $42 million for the same period ended in 1999. Cost of sales, as a percentage of sales, increased to 69.1% for the three months ended October 31, 2000 from 67.4% for the same period ended in 1999. This increase in cost of sales primarily results from the increase in scheduled and distribution and other specialized services revenues as a percentage of total sales and the associated reduction in on demand revenues both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand revenues.

Selling, general and administrative ("SG & A") expenses for the three months ended October 31, 2000 decreased $444,000, or 2.8%, to $15.6 million from $16 million for the same period in 1999. As a percentage of sales, SG & A expenses decreased to 24.0% for the three months ended October 31, 2000 compared to 25.6% in 1999. This decrease in SG & A expenses in the three months ended October 31, 2000 is attributable to several factors. The current year period includes approximately $55,000 of legal costs associated with the shareholder class action lawsuit compared to approximately $235,000 in the prior year period. Also in the prior year, the Company invested more heavily in technology in building its infrastructure. The Company converted a number of locations to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and upgraded its financial accounting and reporting capabilities through conversion to Oracle based financials in the United States. Due to a number of reasons but primarily due to time constraints on Company personnel, the Company reduced its program until the last three quarters of 2001.

For the three months ended October 31, 2000, depreciation and amortization was $2.0 million compared to $2.3 million for the same period ended in 1999. This decrease is attributable to the reduction in amortization of covenants not-to-compete that are fully amortized after three years and to a reduction in depreciation of property and equipment. Since most of the Company's acquisitions occurred in fiscal years 1996 through 1998, all covenants not-to-compete will be fully amortized in fiscal year 2001. In addition certain property and equipment acquired through acquisitions has been fully depreciated and has not been replaced with new equipment because the old equipment is still in service. As a percentage of sales, depreciation and amortization decreased to 3.1% from 3.7%.

Interest expense for the three months ended October 31, 2000 increased $171,000 or 14.6% to $1.3 million from $1.2 million for the same period ended in 1999 and as a percentage of sales, to 2.1% from 1.9%. This increase primarily results from the increase in the prime rate during the last year due to the actions of the Federal Reserve Board that more than offset the decrease in debt in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,656,000 for the three months ended October 31, 2000 compared to $180,000 for the same period ended in 1999. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $2.8 million for the three months ended October 31, 2000 compared to $3.0 million for the three months ended October 31, 1999.

The Company's capital needs arise primarily from capital expenditures and the payment of contingent consideration for past acquisitions, as well as, working capital needs. At July 31, 2000, earned but unpaid contingent consideration totaled $1,219,000. In the three months ended October 31, 2000, the Company incurred an additional liability to former owners of $113,000, the Company paid $437,000 to former owners and converted an additional $554,000 to notes payable. The notes are payable over two years and bear interest of 10%. The Company intends to convert the remaining liability to a two-year note payable with interest at 10%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================

At October 31, 1999 the maximum amount of additional consideration payable, if all performance goals are met, is approximately $5 million. The Company intends to negotiate payment of additional consideration payable over a two-year period. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

Capital expenditures for the three months ended October 31, 2000 were approximately $324,000. Management expects annual capital expenditures to be in the $2.5 to $3.5 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $24 million of outstanding debt has been fixed at 9.79%, plus the applicable margin. This hedging arrangement matures on July 31, 2001. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) was approximately $4.4 million for the three months ended October 31, 2000, substantially unchanged from the three months ended October 31, 1999. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company's cash flows from operations for the three months ended October 31, 2000 were approximately $1.7 million. Consequently, increases in working capital and purchases of property and equipment and payments of contingent consideration to former owners were financed entirely by internally generated cash flow.

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

The Company is a defendant in a class action lawsuit. On September 20, 2000, the Company announced that it has reached an agreement in principle setting forth the essential terms of a settlement of the pending litigation (See Note 5 of Notes to Condensed Consolidated Financial Statements). Among other things, the Company agreed to pay $1 million in cash, $350,000 was paid on September 25, 2000 and $650,000 is to be paid ten days prior to the date scheduled for the settlement hearing. The Company intends to fund its portion of the cash settlement from internally generated funds, and to the extent necessary, borrowings under the bank credit agreement.

DEFERRED TAXES

The Company has incurred an estimated taxable net operating loss in the United States of approximately $700,000 for the three months ended October 31, 2000. The Company has established an 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

CLAIMS EXPOSURE

As of November 1, 2000, the Company utilized the services of approximately 5,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $15 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers own their own vehicles and as of December 1, 2000, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $2.1 million and a decrease in net income of approximately $40,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

The Company has entered into an interest rate protection agreement on a portion of the borrowings under its bank credit facility. Through an interest rate swap, the interest rate on $24 million of outstanding debt has been fixed at 9.79%, plus the applicable margin. This hedging agreement expires on July 31, 2001. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $0.2 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management

PART II. OTHER INFORMATION
================================================================================

ITEM 1.    LEGAL PROCEEDINGS.

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

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 15, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent, towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. The settlement is conditioned upon, among other things, the provision of notice of the settlement to the Company's shareholders, and approval of the settlement by the United States District Court for the Northern District of Texas.

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

Dynamex, Richard McClelland, and Robert Capps have filed a complaint in the United States District court for the Northern District of Texas that names Reliance Insurance Company as a defendant. The complaint alleges claims for breach of contract and breach of the duty of good faith and fair dealing arising from the failure of Reliance to contribute to the settlement of the above-referenced shareholder litigation. The plaintiffs seek unspecified damages.

PART II. OTHER INFORMATION
================================================================================

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 2000, The Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter.

         1.       Election of Directors

                  Name of Director                            Votes For                 Withheld
                  ----------------                            ---------                 ---------
                  Richard K. McClelland                       7,419,344                 1,388,228
                  Kenneth H. Bishop                           7,422,963                 1,384,609
                  Brian J. Hughes                             7,414,185                 1,393,387
                  Wayne Kern                                  7,421,571                 1,386,001
                  Stephen P. Smiley                           7,422,963                 1,384,609

2.                Ratification of the Board of Director's selection of BDO
                  Seidman, LLP as independent public accountants For the year ending July 31, 2001.

                  Votes for                 8,786,309
                  Votes against                16,663
                  Abstentions                   4,600

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits:

                      10.1 Employment Agreement for Richard K. McClelland, dated December 6, 2000

                      11.1       Calculation of Net Income Per Common Share

                      27.1       Financial Data Schedule

           (b)        Reports on Form 8-K:

                      None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DYNAMEX INC.



Dated:   December 6, 2000            by  /s/ Richard K. McClelland
                                         -------------------------
                                         Richard K. McClelland
                                         President, Chief Executive Officer and
                                         Chairman of the Board
                                         (Principal Executive Officer)




Dated:   December 6, 2000            by  /s/ Ray E. Schmitz
                                         ------------------
                                         Ray E. Schmitz
                                         Vice President - Controller
                                         (Principal Accounting Officer)

                              EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------
 10.1       Employment Agreement for Richard K. McClelland, dated
            December 6, 2000

 11.1       Calculation of Net Income Per Common Share

 27.1       Financial Data Schedule