Form 10-Q
period 2001-01-31
DYNAMEX INC
filed 2001-03-19
CIK 1015483

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

                 For the quarterly period ended January 31, 2001

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 8, 2001 was 10,206,817 shares.

DYNAMEX INC.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         January 31, 2001 (Unaudited) and July 31, 2000

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three and Six Months ended January 31, 2001 and 2000

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Six Months ended January 31, 2001 and 2000

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   8
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  15

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           16
           Item 6.    Exhibits and Reports on Form 8-K.                                            17

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
--------------------------------------------------------------------------------


                                                               January 31,      July 31,
                                                                  2001            2000
                                                              -----------      ---------
                                                              (Unaudited)
                                     ASSETS

CURRENT
Cash and cash equivalents                                       $   6,639      $   5,600
Accounts receivable (net of allowance for doubtful accounts
   of $870 and $940, respectively)                                 26,686         26,887
Prepaid and other current assets                                    1,985          2,890
Deferred income tax                                                 1,246          1,518
                                                                ---------      ---------
TOTAL CURRENT ASSETS                                               36,556         36,895

Property and equipment - net                                        6,201          7,225
Intangibles - net                                                  76,057         78,230
Deferred income taxes                                               2,939          3,273
Other assets                                                          752            901
                                                                ---------      ---------
TOTAL ASSETS                                                    $ 122,505      $ 126,524
                                                                =========      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT
Accounts payable trade                                          $   4,708      $   5,517
Accrued liabilities                                                13,745         16,627
Current portion of long-term debt                                   4,924          3,729
                                                                ---------      ---------
TOTAL CURRENT LIABILITIES                                          23,377         25,873

Long-term debt                                                     38,971         40,928
Provision for lawsuit settlement                                    1,313          1,313
                                                                ---------      ---------
TOTAL LIABILITIES                                                  63,661         68,114
                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                    --             --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                        102            102
Additional paid-in capital                                         72,759         72,759
Retained deficit                                                  (13,044)       (13,601)
Unrealized foreign currency translation adjustment                   (973)          (850)
                                                                ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                         58,844         58,410
                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 122,505      $ 126,524
                                                                =========      =========


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                            Three months ended              Six months ended
                                                                 January 31,                    January 31,
                                                          ------------------------      ------------------------
                                                            2001           2000           2001           2000
                                                          ---------      ---------      ---------      ---------
 Sales                                                    $  62,531      $  61,778      $ 127,355      $ 124,501

 Cost of sales                                               43,224         41,919         88,044         84,216
                                                          ---------      ---------      ---------      ---------

 Gross profit                                                19,307         19,859         39,311         40,285

 Selling, general and administrative expenses                15,263         16,403         30,852         32,436
 Depreciation and amortization                                1,957          2,301          3,986          4,619
 (Gain) loss on disposal of property and equipment               (6)             1             (8)            55
                                                          ---------      ---------      ---------      ---------

 Operating income                                             2,093          1,154          4,481          3,175

 Interest expense                                             1,364          1,233          2,708          2,406
 Other (income) expense                                         (56)             9           (101)            (7)
                                                          ---------      ---------      ---------      ---------

 Income (loss) before taxes                                     785            (88)         1,874            776

 Income tax expense                                             726            264          1,317            723
                                                          ---------      ---------      ---------      ---------

Net income  (loss)                                        $      59      $    (352)     $     557      $      53
                                                          =========      =========      =========      =========

Earnings (loss)  per common share - basic:                $    0.01      $   (0.03)     $    0.05      $    0.01
                                                          =========      =========      =========      =========

Earnings (loss) per common share - assuming dilution:     $    0.01      $   (0.03)     $    0.05      $    0.01
                                                          =========      =========      =========      =========

Weighted average shares:
   Common shares outstanding                                 10,207         10,207         10,207         10,207
   Adjusted common shares - assuming
      exercise of stock options                              10,207         10,207         10,207         10,207


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                    Six months ended
                                                                       January 31,
                                                                  --------------------
                                                                    2001         2000
                                                                  -------      -------
OPERATING ACTIVITIES
Net income                                                        $   557      $    53
Adjustments to reconcile net income  to  net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                    1,617        1,886
   Amortization of intangible assets                                2,369        2,733
   Provision for losses on accounts receivable                        534          493
   Deferred income taxes                                              607          112
   Loss on disposal of property and equipment                          (8)          55
Changes in current operating assets and liabilities:
   Accounts receivable                                               (333)      (3,328)
   Prepaids and other assets                                          906          787
   Accounts payable and accrued liabilities                        (2,720)      (1,252)
                                                                  -------      -------
Net cash provided by operating activities                           3,529        1,539
                                                                  -------      -------

INVESTING ACTIVITIES
Payments for acquisitions                                            (681)        (240)
Purchase of property and equipment                                   (667)      (2,138)
Net proceeds from disposal of property and equipment                   12           --
                                                                  -------      -------
Net cash used in investing activities                              (1,336)      (2,378)
                                                                  -------      -------

FINANCING ACTIVITIES
Principal payments on long-term debt                               (1,854)        (168)
Net borrowings under line of credit                                   600        3,200
Proceeds from shareholder's note                                       --           51
Other assets and deferred offering costs                              149           73
                                                                  -------      -------
Net cash (used in) provided by financing activities                (1,105)       3,156
                                                                  -------      -------

                                                                  -------      -------
EFFECT OF EXCHANGE RATES ON CASH FLOW INFORMATION                     (49)         163
                                                                  -------      -------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                          1,039        2,480
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,600        2,933
                                                                  -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 6,639      $ 5,413
                                                                  =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                            $ 3,710      $ 1,861
                                                                  =======      =======
Cash paid for taxes                                               $   692      $   902
                                                                  =======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities paid and consideration paid
      for acquisitions were as follows:
         Fair value of net assets acquired                        $   201      $   240
         Payable to former owners                                     480         (240)
                                                                  -------      -------
         Consideration paid                                       $   681      $    --
                                                                  =======      =======


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 2001, the results of its operations for the three and six month periods ended January 31, 2001 and 2000 and its cash flows for the three and six month periods ended January 31, 2001 and 2000.

Certain reclassifications have been made to conform prior period data to the current presentation.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three and six months ended January 31, 2001 was $352 and $434, respectively, compared to a loss of $105 and a gain of $651 for the same periods ended January 31, 2000. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation gain of $293 and a loss of $123 in the three and six month periods ended January 31, 2001, respectively, compared to gains of $247 and $598 for the same periods in the prior year.

3. ACQUISITIONS

In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. In the six months ended January 31, 2001, the Company incurred an additional liability to former owners of $201, the Company converted $554 of its liability to former owners to notes payable and paid $681 to former owners. The notes are payable over two years and bear interest of 10%. The Company intends to convert the remaining liability to a two-year note payable with interest at 10%.

4. CONTINGENCIES

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

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. An agreement in principle has also been reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche. These settlements are conditioned upon, among other things, the provision of notice of the settlement to the Company's shareholders, and approval of the settlement by the United States District Court for the Northern District of Texas and the settlement with Deloitte & Touche LLP and Deloitte & Touche is also subject to the preparation of documentation memorializing the terms of the agreement in principle.

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

Reliance Insurance Company and Dynamex, Richard McClelland and Robert Capps have reached an agreement in principle to settle their respective claims. The settlement is subject to the preparation of documentation memorializing the terms of the agreement in principle.

If these settlements are finalized and approved by the Court, Dynamex anticipates the recovery of approximately $700,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche plus legal fees and costs incurred in connection with the Company's claims against these entities. As explained above, additional amounts recovered by the

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche will be contributed to the proposed settlement of the shareholder class action.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

A significant portion of the Company's revenues is generated in Canada. For the three and six month periods ended January 31, 2001, Canadian revenues accounted for approximately 34.5% and 33.8%, respectively, of total consolidated revenue, compared to 33.3% and 32.9% for the same periods in 2000.

RESULTS OF OPERATIONS

                                                      Three months ended        Six months ended
                                                           January 31,             January 31,
                                                      -------------------      -------------------
                                                       2001         2000        2001         2000
                                                      ------       ------      ------       ------
Sales                                                  100.0%       100.0%      100.0%       100.0%

Cost of sales                                           69.1%        67.9%       69.1%        67.6%
                                                      ------       ------      ------       ------

          Gross profit                                  30.9%        32.1%       30.9%        32.4%

Selling, general and administrative expenses            24.4%        26.6%       24.2%        26.1%
Depreciation and amortization                            3.1%         3.7%        3.1%         3.7%
(Gain) loss on disposal of property and equipment        0.0%         0.0%        0.0%         0.0%
                                                      ------       ------      ------       ------

Operating income                                         3.4%         1.9%        3.6%         2.6%

Interest expense                                         2.2%         2.0%        2.2%         2.0%
Other (income) expense                                  (0.1)%        0.0%       (0.1)%        0.0%
                                                      ------       ------      ------       ------

          Income (loss) before taxes                     1.3%        (0.1)%       1.5%         0.6%
                                                      ======       ======      ======       ======

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000.

Net income for the three months ended January 31, 2001 was $59,000 ($0.01 per share) compared to a net loss of $352,000 ($0.03 per share) in the same period last year. For the three months ended January 31, 2001, lower selling, general and administrative and depreciation and amortization expenses more than offset higher interest, lower gross profit and higher income taxes compared to the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Sales for the three months ended January 31, 2001 increased $753,000, or 1.2%, to $63 million from $62 million for the same period in 2000. There was a decrease in the conversion rate between the U.S. dollar and the Canadian dollar for the three months ended January 31, 2001 versus 2000 that had the effect of decreasing sales for the three months ended January 31, 2001 by approximately $0.5 million had the conversion rate been the same as the period ended in 2000. The three months ended January 31, 2001 had 61.9 revenue days compared to 62.2 revenue days in the same period last year. On a revenue per day basis, sales increased 1.8% in 2001 compared to 2000 with Canadian sales increasing 4.9% and U.S. sales increasing 0.3%. In Canadian dollars, Canadian sales increased 9.2% on a revenue per day basis in 2001 versus 2000.

Cost of sales for the three months ended January 31, 2001 increased $1.3 million, or 3.1%, to $43 million from $42 million for the same period in 2000. Cost of sales, as a percentage of sales, increased to 69.1% for the three months ended January 31, 2001 from 67.9% for the same period ended in 2000. This increase in cost of sales primarily results from a change in the overall business mix of the Company. Scheduled and distribution and other specialized services revenues are increasing as a percentage of total sales while on demand revenues have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand revenues.

Selling, general and administrative ("SG & A") expenses for the three months ended January 31, 2001 decreased $1.1 million, or 6.9%, to $15.3 million from $16.4 million for the same period in 2000. As a percentage of sales, SG & A expenses decreased to 24.4% for the three months ended January 31, 2001 compared to 26.6% in 2000. This decrease in the three months ended January 31, 2001 is attributable to a number of factors. Sales commissions in 2001 were lower, primarily in the Eastern U.S. where the Company experienced a net decline in revenues, and the Dallas and Chicago branch operations reduced administrative costs and improved profitability. Also in the prior year period, the Company incurred contract accounting labor costs associated with the audit of fiscal year 1999 and the re-audit of fiscal years 1998 and 1997 and the Company invested more heavily in technology in building its infrastructure. The Company converted a number of locations to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and upgraded its financial accounting and reporting capabilities through conversion to Oracle based financials in the United States. In addition, employee and driver recruiting costs and legal costs were lower in the three months ended January 31, 2001 compared to the same period in 2000.

For the three months ended January 31, 2001, depreciation and amortization was $2.0 million compared to $2.3 million for the same period in 2000. This decrease is attributable to the reduction in amortization of covenants not-to-compete that are fully amortized after three years and to a reduction in depreciation of property and equipment. Since most of the Company's acquisitions occurred in fiscal years 1996 through 1998, all covenants not-to-compete will be fully amortized in fiscal year 2001. In addition certain property and equipment acquired through acquisitions has been fully depreciated and has not been replaced with new equipment because the old equipment is still in service. As a percentage of sales, depreciation and amortization decreased to 3.1% from 3.7%.

Interest expense for the three months ended January 31, 2001 increased $131,000 or 10.6% to $1.4 million from $1.2 million for the same period in 2000 and as a percentage of sales, to 2.2% from 2.0%. This increase primarily results from the increase in the prime rate during the last year due to the actions of the Federal Reserve Board that more than offset the decrease in debt in 2001.

SIX MONTHS ENDED JANUARY 31, 2001 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2000.

Net income for the six months ended January 31, 2001 was $557,000 compared to $53,000 for the same period in 2000. A reduction in gross profit, an increase in interest expense and an increase in taxes in the six months ended January 31, 2001 was more than offset by the reduction in selling, general and administrative expenses and depreciation and amortization.

Sales for the six months ended January 31, 2001 increased $2.9 million, or 2.3%, to $127 million from $125 million for the same period in 2000. The decrease in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of decreasing sales for the six months ended January 31, 2001 by some $1.2 million had the conversion rate been the same as in 2000. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in sales was 3.3%. On a revenue per day basis, sales increased 1.8% in 2001 compared to 2000 with Canadian sales increasing 4.3% and U.S. sales increasing 0.6%. In Canadian dollars, Canadian sales increased 6.8% on a revenue per day basis in 2001 versus 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cost of sales for the six months ended January 31, 2001 increased $3.8 million, or 4.5%, to $88 million from $84 million for the same period in 2000. Cost of sales, as a percentage of sales for the six months ended January 31,2001 increased to 69.1% from 67.6% for the same period ended in 2000. This increase in cost of sales primarily results from a change in the overall business mix of the Company. Scheduled and distribution and other specialized services revenues are increasing as a percentage of total sales while on demand revenues have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand revenues.

SG & A expenses for the six months ended January 31, 2001 decreased $1.6 million, or 4.9%, to $31 million from $32 million for the same period in 2000. As a percentage of sales, SG & A expenses decreased to 24.2% for the six months ended January 31, 2001 compared to 26.1% in 2000. This decrease in the six months ended January 31, 2001 is attributable to a number of factors. Sales commissions in 2001 were lower, primarily in the Eastern U.S. where the Company experienced a net decline in revenues, the Dallas and Chicago branch operations restructured resulting in a reduction in administrative costs and improved profitability, the Company incurred contract accounting labor costs associated with the audit of fiscal year 1999 and the re-audit of fiscal years 1998 and 1997, and the Company invested more heavily in technology in fiscal year 2000 in building its infrastructure. The Company converted a number of locations to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and upgraded its financial accounting and reporting capabilities through conversion to Oracle based financials in the United States. The Company anticipates increased spending over the next 12 months related to enhancements to the Oracle financial package, converting the Canadian operation to Oracle financials and implementing the Oracle Human Resource and Payroll modules in the U.S.

Depreciation and amortization for the six months ended January 31, 2001 was $4.0 million compared to $4.6 million for the same period in 2000. This decrease is attributable to the reduction in amortization of covenants not-to-compete that are fully amortized after three years and to a reduction in depreciation of property and equipment. Since most of the Company's acquisitions occurred in fiscal years 1996 through 1998, all covenants not-to-compete will be fully amortized in fiscal year 2001. In addition certain property and equipment acquired through acquisitions has been fully depreciated and has not been replaced with new equipment because the old equipment is still in service. As a percentage of sales, depreciation and amortization decreased to 3.1% from 3.7%.

Interest expense increased $302,000 or 12.6% for the six months ended January 31, 2001 compared to same period ended in 2000 and as a percentage of sales, to 2.2% from 2.0%. This increase primarily results from the increase in the prime rate during the last year due to the actions of the Federal Reserve Board that more than offset the decrease in debt in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.5 million for the six months ended January 31, 2001 compared to $1.5 million for the same period in 2000. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $5.7 million for the six months ended January 31, 2001 compared to $5.3 million for the same period in the prior year. A portion of the reduction in accounts payable and accrued liabilities is attributable to the change in the timing of interest payments to banks from a quarterly basis to a monthly basis. Cash interest paid in the six months ended January 31, 2001 was $3.7 million compared to $1.9 million for the six months ended January 31, 2000.

The Company's capital needs arise primarily from capital expenditures and the payment of contingent consideration for past acquisitions, as well as, working capital needs. At July 31, 2000, earned but unpaid contingent consideration totaled $1,219,000. In the six months ended January 31, 2001, the Company incurred an additional liability to former owners of $201,000, the Company converted $554,000 to notes payable and made cash payments of $681,000. The notes are payable over two years and bear interest of 10%. The Company intends to convert the remaining liability to a two-year note payable with interest at 10%.

At January 31, 2001, the maximum amount of additional consideration payable, if all performance goals are met, is approximately $3.6 million. The Company intends to negotiate payment of additional consideration payable over a two-year period. Management intends to fund the cash portion of this additional consideration with internally generated cash flow and, to the extent necessary, with borrowings under the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Capital expenditures for the six months ended January 31, 2001 were approximately $667,000. The Company anticipates increased spending over the next 12 months related to enhancements to the Oracle financial package, converting the Canadian operation to Oracle financials and implementing the Oracle Human Resource and Payroll modules in the U.S. Management expects annual capital expenditures to be in the $2.5 to $3.5 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

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

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) was approximately $8.5 million for the six months ended January 31, 2001, $0.7 million (8.6%) above the same period in the prior year. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company's cash flows from operations for the six months ended January 31, 2001 were approximately $3.5 million. Consequently, increases in working capital and purchases of property and equipment and payments of contingent consideration to former owners were financed entirely by internally generated cash flow.

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

The Company is a defendant in a class action lawsuit. On September 20, 2000, the Company announced that it has reached an agreement in principle setting forth the essential terms of a settlement of the pending litigation (See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited)). Among other things, the Company agreed to pay $1 million in cash, $350,000 was paid on September 25, 2000 and $650,000 is to be paid ten days prior to the date scheduled for the settlement hearing. The Company intends to fund its portion of the cash settlement from internally generated funds, and to the extent necessary, borrowings under the bank credit agreement.

INCOME TAXES

The Company's acquisition program was targeted primarily to U.S. entities and as a result, the bulk of the company's goodwill and debt is associated with U.S. operations. In addition, the allocation of corporate expenses to Canada is limited by Canadian tax law. The income from U.S. operations has been insufficient to cover corporate costs and goodwill amortization and interest expense associated with acquisitions, resulting in taxable net operating losses ("NOLs") in the U.S. while Canada generates taxable income. Because the Company has a history of NOLs, it provides a 100% valuation allowance to offset the tax benefits of U.S. NOLs that it cannot use currently.

The Company incurred taxable NOLs for U. S. income tax purposes for the three and six months ended January 31, 2001 and 2000 while generating taxable income in Canada. For the periods presented, U.S. NOLs exceeded U.S. book losses, resulting in an increase in income tax expense. Consequently, the Company's effective income tax rate for the three and six months periods ended January 31, 2001 and 2000 is substantially higher than current U.S. or Canadian statutory tax rates. If the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Company generates positive U.S. taxable income in future periods, the effective tax rate will be substantially less than the current rate.

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

CLAIMS EXPOSURE

As of February 1, 2001 the Company utilized the services of approximately 5,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $15 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers own their own vehicles and as of March 1, 2001, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $8.5 million and a decrease in net income of approximately $0.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

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

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. An agreement in principle has also been reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche. These settlements are conditioned upon, among other things, the provision of notice of the settlement to the Company's shareholders, and approval of the settlement by the United States District Court for the Northern District of Texas and the settlement with Deloitte & Touche LLP and Deloitte & Touche is also subject to the preparation of documentation memorializing the terms of the agreement in principle.

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

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

contract and breach of the duty of good faith and fair dealing arising from the failure of Reliance to contribute to the settlement of the above-referenced shareholder litigation. The plaintiffs seek unspecified damages.

Reliance Insurance Company and Dynamex, Richard McClelland and Robert Capps have reached an agreement in principle to settle their respective claims. The settlement is subject to the preparation of documentation memorializing the terms of the agreement in principle.

If these settlements are finalized and approved by the Court, Dynamex anticipates the recovery of approximately $700,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche plus legal fees and costs incurred in connection with the Company's claims against these entities. As explained above, additional amounts recovered by the Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche will be contributed to the proposed settlement of the shareholder class action.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              4.1 Amendment No. 1 to Rights Agreement between Dynamex Inc. and ComputerShare Investor Services, LLC (formerly Harris Trust and Savings Bank), dated January 11, 2001

              11.1  Calculation of Net Income Per Common Share

         (b)  Reports on Form 8-K:

                      None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DYNAMEX INC.



Dated:   March 19, 2001               by  /s/ Richard K. McClelland
                                          --------------------------------------
                                          Richard K. McClelland
                                          President, Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)




Dated:   March 19, 2001               by  /s/ Ray E. Schmitz
                                          --------------------------------------
                                          Ray E. Schmitz
                                          Vice President - Controller
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER             DESCRIPTION
 -------            -----------
    4.1             Amendment No. 1 to Rights Agreement between Dynamex Inc. and
                    ComputerShare Investor Services, LLC (formerly Harris Trust and Savings Bank), dated January 11, 2001

   11.1             Calculation of Net Income Per Common Share