Form 10-Q
period 2001-04-30
DYNAMEX INC
filed 2001-06-08
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2001

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
                                 (972) 756-8180

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes       No
                                            ---       ---

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of June 8, 2001 was 10,206,817 shares.

DYNAMEX INC.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         April 30, 2001 (Unaudited) and July 31, 2000

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three and Nine Months ended April 30, 2001 and 2000

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Nine Months ended April 30, 2001 and 2000

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   8
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  16

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           17
           Item 6.    Exhibits and Reports on Form 8-K.                                            18

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
--------------------------------------------------------------------------------

                                                                April 30,        July 31,
                                                                  2001             2000
                                                              -------------    -------------
                                                               (Unaudited)
                                     ASSETS
CURRENT
Cash and cash equivalents                                     $       7,647    $       5,600
Accounts receivable (net of allowance for doubtful accounts
   of $768 and $940, respectively)                                   25,165           26,887
Prepaid and other current assets                                      2,355            2,890
Deferred income tax                                                   1,287            1,518
                                                              -------------    -------------
TOTAL CURRENT ASSETS                                                 36,454           36,895

Property and equipment - net                                          5,606            7,225
Intangibles - net                                                    75,435           78,230
Deferred income taxes                                                 2,902            3,273
Other assets                                                            758              901
                                                              -------------    -------------
TOTAL ASSETS                                                  $     121,155    $     126,524
                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable trade                                        $       4,775    $       5,517
Accrued liabilities                                                  13,853           16,627
Current portion of long-term debt                                     5,540            3,729
                                                              -------------    -------------
TOTAL CURRENT LIABILITIES                                            24,168           25,873

Long-term debt                                                       37,226           40,928
Provision for lawsuit settlement                                      1,313            1,313
                                                              -------------    -------------
TOTAL LIABILITIES                                                    62,707           68,114
                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                          102              102
Additional paid-in capital                                           72,759           72,759
Retained deficit                                                    (13,061)         (13,601)
Unrealized foreign currency translation adjustment                   (1,352)            (850)
                                                              -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                           58,448           58,410
                                                              -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     121,155    $     126,524
                                                              =============    =============

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                            Three months ended            Nine months ended
                                                                April 30,                     April 30,
                                                        --------------------------    --------------------------
                                                            2001           2000           2001           2000
                                                        -----------    -----------    -----------    -----------
 Sales                                                  $    59,938    $    63,022    $   187,293    $   187,523

 Cost of sales                                               41,555         43,083        129,599        127,299
                                                        -----------    -----------    -----------    -----------

 Gross profit                                                18,383         19,939         57,694         60,224

 Selling, general and administrative expenses                14,704         16,324         45,556         48,760
 Depreciation and amortization                                1,797          2,160          5,783          6,779
 (Gain) loss on disposal of property and equipment               (5)           (62)           (13)            (7)
                                                        -----------    -----------    -----------    -----------

 Operating income                                             1,887          1,517          6,368          4,692

 Interest expense                                             1,453          1,593          4,161          3,999
 Other (income)                                                 (49)           (16)          (150)           (23)
                                                        -----------    -----------    -----------    -----------

 Income (loss) before taxes                                     483            (60)         2,357            716

 Income tax expense                                             500            446          1,817          1,169
                                                        -----------    -----------    -----------    -----------

Net income  (loss)                                      $       (17)   $      (506)   $       540    $      (453)
                                                        ===========    ===========    ===========    ===========

Earnings (loss)  per common share - basic:              $     (0.00)   $     (0.05)   $      0.05    $     (0.04)
                                                        ===========    ===========    ===========    ===========

Earnings (loss) per common share - assuming dilution:   $     (0.00)   $     (0.05)   $      0.05    $     (0.04)
                                                        ===========    ===========    ===========    ===========

Weighted average shares:
   Common shares outstanding                                 10,207         10,207         10,207         10,207
   Adjusted common shares - assuming
      exercise of stock options                              10,250         10,207         10,219         10,207

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                    Nine months ended
                                                                                        April 30,
                                                                                 ----------------------
                                                                                    2001         2000
                                                                                 ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                                                $     540    $    (453)
Adjustments to reconcile net income (loss)  to  net cash provided by operating activities:
   Depreciation and amortization                                                     2,391        2,718
   Amortization of intangible assets                                                 3,392        4,061
   Provision for losses on accounts receivable                                         740          754
   Deferred income taxes                                                               602          261
   Gain on disposal of property and equipment                                          (13)          (7)
Changes in current operating assets and liabilities:
   Accounts receivable                                                                 982       (4,977)
   Prepaids and other assets                                                           535          800
   Accounts payable and accrued liabilities                                         (2,209)        (746)
                                                                                 ---------    ---------
Net cash provided by operating activities                                            6,960        2,411
                                                                                 ---------    ---------

INVESTING ACTIVITIES
Payments for acquisitions                                                           (1,011)        (241)
Purchase of property and equipment                                                    (888)      (2,382)
Net proceeds from disposal of property and equipment                                    12           --
                                                                                 ---------    ---------
Net cash used in investing activities                                               (1,887)      (2,623)
                                                                                 ---------    ---------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                (2,807)        (277)
Net borrowings under line of credit                                                   (200)       3,200
Proceeds from shareholder's note                                                        --           76
Other assets and deferred offering costs                                               143          (42)
                                                                                 ---------    ---------
Net cash (used in) provided by financing activities                                 (2,864)       2,957
                                                                                 ---------    ---------

                                                                                 ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH FLOW INFORMATION                                     (162)         182
                                                                                 ---------    ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                           2,047        2,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       5,600        2,933
                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   7,647    $   5,860
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $   5,241    $   2,909
                                                                                 =========    =========
Cash paid for taxes                                                              $   1,188    $   1,379
                                                                                 =========    =========

SUPPLEMENTAL SCHEDULE OF
   INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities paid and consideration paid for acquisitions were as follows:
         Fair value of net assets acquired                                       $     820    $     241
         Payable to former owners                                                      191           --
                                                                                 ---------    ---------
         Consideration paid                                                      $   1,011    $     241
                                                                                 =========    =========

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 2001, the results of its operations for the three and nine month periods ended April 30, 2001 and 2000 and its cash flows for the nine month periods ended April 30, 2001 and 2000.

Certain reclassifications have been made to conform prior period data to the current presentation.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended April 30, 2001 was a loss of $396 and income of $38, respectively, compared to losses of $813 and $162, respectively for the same periods ended April 30, 2000. The two components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in foreign currency losses of $379 and $502 in the three and nine month periods ended April 30, 2001, respectively, compared to a foreign currency loss of $307 and a foreign currency gain of $291 for the same periods in the prior year.

3.       ACQUISITIONS

In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals. In the nine months ended April 30, 2001, the Company incurred an additional liability to former owners of $820, the Company converted $1,024 of its liability to former owners to notes payable and paid $1,011 to former owners. The notes are payable over two or three years and bear interest of 10%. All contingent consideration to former owners associated with acquired businesses have now been paid or accrued.

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

On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal year 1998. On September 17, 1999, the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would restate its previously reported financial results for the fiscal years 1997 and 1998 and the first three quarters of fiscal year 1999.

On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999 (the "Class").

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. A separate agreement has also been reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche for the total amount of $2.25 million. These settlements are conditioned upon, among other things, approval of the settlement by the United States District Court for the Northern District of Texas. A final settlement hearing is scheduled for June 28, 2001.

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

Reliance Insurance Company and Dynamex, Richard McClelland and Robert Capps have signed an agreement to settle their respective claims. Pursuant to the agreement, in the fourth quarter 2001 Reliance paid $1.9 million to the Company for the benefit of the Company and the Class.

If these settlements are finalized and approved by the Court, Dynamex anticipates the recovery of approximately $700,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche plus legal fees and costs incurred in connection with the Company's claims against these entities. As explained above, the additional amounts recovered by the

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche will be contributed to the proposed settlement of the shareholder class action.

The Special Committee of the Board of Directors has kept the Securities and Exchange Commission apprised of its inquiry and the restatement process. The Company has received informal requests for information from the Staff of the Commission for documents and testimony concerning the circumstances of the restatement of the Company's prior period financial statements. The Company has cooperated with the Commission.

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

A significant portion of the Company's revenues is generated in Canada. For the three and nine month periods ended April 30, 2001, Canadian revenues accounted for approximately 33.2% and 33.6%, respectively, of total consolidated revenue, compared to 32.5% and 32.7% for the same periods in 2000.

RESULTS OF OPERATIONS

                                                        Three months ended          Nine months ended
                                                            April 30,                   April 30,
                                                     -----------------------     -----------------------
                                                        2001          2000          2001          2000
                                                     ---------     ---------     ---------     ---------
 Sales                                                   100.0%        100.0%        100.0%        100.0%

 Cost of sales                                            69.3%         68.4%         69.2%         67.9%
                                                     ---------     ---------     ---------     ---------

 Gross profit                                             30.7%         31.6%         30.8%         32.1%

 Selling, general and administrative expenses             24.5%         25.9%         24.3%         26.0%
 Depreciation and amortization                             3.1%          3.4%          3.1%          3.6%
 (Gain) loss on disposal of property and equipment         0.0%         (0.1)%         0.0%          0.0%
                                                     ---------     ---------     ---------     ---------

 Operating income                                          3.1%          2.4%          3.4%          2.5%

 Interest expense                                          2.4%          2.5%          2.2%          2.1%
 Other (income) expense                                   (0.1)%         0.0%         (0.1)%         0.0%
                                                     ---------     ---------     ---------     ---------

 Income (loss) before taxes                                0.8%         (0.1)%         1.3%          0.4%
                                                     ---------     ---------     ---------     ---------

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000.

The net loss for the three months ended April 30, 2001 was $17,000 ($0.00 per share) compared to a net loss of $506,000 ($0.05 per share) in the same period last year. For the three months ended April 30, 2001, lower selling, general and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

administrative, depreciation and amortization and interest expenses more than offset lower gross profit compared to the prior year period.

Sales for the three months ended April 30, 2001 decreased $3.1 million, or 4.9%, to $60 million from $63 million for the same period in 2000. The three months ended April 30, 2001 had 62.0 revenue days compared to 63.3 revenue days in the same period last year. On a revenue per day basis, sales declined 2.9% in 2001 compared to 2000 with Canadian sales in U.S. dollars declining 2.7% and U.S. sales declining 2.9%. The decrease in the conversion rate between the U.S. dollar and the Canadian dollar for the three months ended April 30, 2001 versus 2000 had the effect of decreasing sales for the three months ended April 30, 2001 by approximately $1.1 million had the conversion rate been the same as the prior year period. In Canadian dollars, Canadian sales increased 3.0% on a revenue per day basis in 2001 versus 2000. Sales for the current year quarter were also negatively impacted by the sudden downturn in the U.S. economy that began early in calendar year 2001, and to a lesser extent, by adverse weather conditions in early March in the Midwest and East U.S. The Company expects current economic conditions to continue at least through the end of the current fiscal year and probably into the second quarter of fiscal year 2002 and that sales in the U.S. will be below prior year levels until the U.S. economy improves.

A customer recently informed the Company that an approximate $8.5 million contract will likely be phased out over the next 18 months. Approximately 75% of contract revenues will be transitioned over a period of six to ten months with the remainder transitioned at the end of the 18 months. While the Company is disappointed in the loss of this contract, a large portion of the services provided are not part of the Company's core competencies.

The Company has recently been awarded contracts with three large, multi-site customers in the health care, pharmaceutical and technology industries with annual sales estimated to be $2.5 million. Each of these contracts has substantial upside growth potential to expand to additional locations not included in the original award. Also, the Company has recently been awarded additional business from two existing customers in the publishing and distribution industries totaling approximately $1.5 million annually.

Cost of sales for the three months ended April 30, 2001 decreased $1.5 million, or 3.5%, to $42 million from $43 million for the same period in 2000. Cost of sales, as a percentage of sales, increased to 69.3% for the three months ended April 30, 2001 from 68.4% for the same period ended in 2000. This increase in cost of sales primarily results from a change in the overall business mix of the Company. Scheduled and distribution and other specialized services revenues are increasing as a percentage of total sales while on demand revenues have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand revenues.

Selling, general and administrative ("SG & A") expenses for the three months ended April 30, 2001 decreased $1.6 million, or 9.9%, to $14.7 million from $16.3 million for the same period in 2000. As a percentage of sales, SG & A expenses decreased to 24.5% for the three months ended April 30, 2001 compared to 25.9% in 2000. This decrease is attributable to the following factors. The Dallas and Chicago branch operations were restructured resulting in reduced administrative costs and improved profitability. The consolidation of certain administrative functions including billing and collections has also reduced employee costs. In the prior year, the Company incurred contract accounting labor costs associated with the audit of fiscal year 1999 and the re-audit of fiscal years 1998 and 1997. The Company also invested more heavily in technology in building its infrastructure in the prior year. The Company converted a number of locations to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and upgraded its financial accounting and reporting capabilities through conversion to Oracle based financials in the United States. In addition employee, driver recruiting and legal costs were lower in the three months ended April 30, 2001 compared to the same period in 2000.

For the three months ended April 30, 2001, depreciation and amortization was $1.8 million compared to $2.2 million for the same period in 2000. This decrease is attributable to the reduction in amortization of covenants not-to-compete that are fully amortized after three years and to a reduction in depreciation of property and equipment. Since most of the Company's acquisitions occurred in fiscal years 1996 through 1998, all covenants not-to-compete will be fully amortized in fiscal year 2001. In addition certain property and equipment acquired through acquisitions has been fully depreciated and has not been replaced with new equipment because the old equipment is still in service. As a percentage of sales, depreciation and amortization decreased to 3.1% from 3.4%.

Interest expense for the three months ended April 30, 2001 decreased $140,000 or 8.8% to $1.5 million from $1.6 million for

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

the same period in 2000 and as a percentage of sales, to 2.4% from 2.5%. This decrease primarily results from the decrease in the prime rate during the last six months and lower debt. The current year quarter includes approximately $250,000 of interest associated with the settlement of the final earn-out payable to former owners and a charge to mark-to-market interest rate protection arrangements that fixed the interest rate on $24 million of outstanding bank debt at 9.79% plus the applicable margin.

NINE MONTHS ENDED APRIL 30, 2001 COMPARED TO NINE MONTHS ENDED APRIL 30, 2000.

Net income for the nine months ended April 30, 2001 was $540,000 compared to a net loss of $453,000 for the same period in 2000. Lower selling, general and administrative and depreciation and amortization expense more than offset the reduction in gross profit, increased interest expense and higher taxes in the nine months ended April 30, 2001.

Sales for the nine months ended April 30, 2001 were $187 million, down slightly from $188 million for the same period in 2000. The decrease in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of decreasing sales for the nine months ended April 30, 2001 by some $2.2 million had the conversion rate been the same as in 2000. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the increase in sales was 1.1%. On a revenue per day basis, sales increased 0.2% in 2001 compared to 2000 with Canadian sales increasing 1.9% and U.S. sales decreasing 0.6%. In Canadian dollars, Canadian sales increased 5.6% on a revenue per day basis in 2001 versus 2000. Sales for the current year were also negatively impacted by the downturn in the U.S. economy that began early in calendar year 2001.

Cost of sales for the nine months ended April 30, 2001 increased $2.3 million, or 1.8%, to $130 million from $127 million for the same period in 2000. Cost of sales, as a percentage of sales for the nine months ended April 30,2001 increased to 69.2% from 67.9% for the same period ended in 2000. This increase in cost of sales primarily results from a change in the overall business mix of the Company. Scheduled and distribution and other specialized services revenues are increasing as a percentage of total sales while on demand revenues have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand revenues.

SG & A expenses for the nine months ended April 30, 2001 decreased $3.2 million, or 6.6%, to $46 million from $49 million for the same period in 2000. As a percentage of sales, SG & A expenses decreased to 24.3% for the nine months ended April 30, 2001 compared to 26.0% in 2000. This decrease in the nine months ended April 30, 2001 is attributable to the following factors. Sales commissions in 2001 were lower, primarily in the Eastern U.S. where the Company experienced a net decline in revenues. The Dallas and Chicago branch operations were restructured resulting in reduced administrative costs and improved profitability. The consolidation of certain administrative functions including billing and collections has also reduced employee costs. In the prior year, the Company incurred contract accounting labor costs associated with the audit of fiscal year 1999 and the re-audit of fiscal years 1998 and 1997. The Company also invested more heavily in technology in building its infrastructure in the prior year. The Company converted a number of locations to a common operating platform for customer order processing and dispatching with a web-based transportation management solution and upgraded its financial accounting and reporting capabilities through conversion to Oracle based financials in the United States The Company anticipates increased spending over the next 12 months related to enhancements to the Oracle financial package, converting the Canadian operation to Oracle financials and implementing the Oracle Human Resource and Payroll modules in the U.S and Canada.

Depreciation and amortization for the nine months ended April 30, 2001 was $5.8 million compared to $6.8 million for the same period in 2000. This decrease is attributable to the reduction in amortization of covenants not-to-compete that are fully amortized after three years and to a reduction in depreciation of property and equipment. Since most of the Company's acquisitions occurred in fiscal years 1996 through 1998, all covenants not-to-compete will be fully amortized in fiscal year 2001. In addition certain property and equipment acquired through acquisitions has been fully depreciated and has not been replaced with new equipment because the old equipment is still in service. As a percentage of sales, depreciation and amortization decreased to 3.1% from 3.6%.

Interest expense increased $162,000 or 4.1% for the nine months ended April 30, 2001 compared to same period ended in 2000 and as a percentage of sales, to 2.2% from 2.1%. This increase primarily results from higher interest rates during the first six months of this fiscal year that more than offset the decrease in debt in 2001. In addition, the current year includes

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

approximately $250,000 of interest associated with the settlement of the final earn-out liability to former owners and a charge to mark-to-market interest rate protection arrangements that fixed the interest rate on $24 million of outstanding bank debt at 9.79% plus the applicable margin.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.0 million for the nine months ended April 30, 2001 compared to $2.4 million for the same period in 2000. The collection of accounts receivable in the current year provided $4.0 million compared to a use of $1.0 million in the prior year. A portion of the reduction in accounts payable and accrued liabilities is attributable to the change in the timing of interest payments to banks from a quarterly basis to a monthly basis. Cash interest paid in the nine months ended April 30, 2001 was $5.2 million compared to $2.9 million for the nine months ended April 30, 2000. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $7.7 million for the nine months ended April 30, 2001 compared to $7.3 million for the same period in the prior year.

The Company's capital needs arise primarily from capital expenditures and the payment of contingent consideration for past acquisitions, as well as, working capital needs. At July 31, 2000, earned but unpaid contingent consideration totaled $1.2 million. In the nine months ended April 30, 2001, the Company incurred an additional liability to former owners of $0.8 million, the Company converted $1.2 million to notes payable and made cash payments of $1.0 million. The notes are payable over two or three years and bear interest of 10%.

As of April 30, 2001, all contingent consideration payable to former owners for past acquisitions has been paid or accrued.

Capital expenditures for the nine months ended April 30, 2001 were approximately $0.9 million. The Company anticipates increased spending over the next 12 months related to replacement of the existing phone system, enhancements to the Oracle financial package, converting the Canadian operation to Oracle financials and implementing the Oracle Human Resource and Payroll modules in the U.S. Management expects annual capital expenditures to be in the $1.8 to $2.5 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $24 million of outstanding debt has been fixed at 9.79%, plus the applicable margin. This arrangement matures on July 31, 2001. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 65% of the stock of its Canadian subsidiary. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $12.1 million for the nine months ended April 30, 2001, $0.7 million (5.9%) above the same period in the prior year. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company's cash flows from operations for the nine months ended April 30, 2001 were approximately $7.0 million. Consequently, increases in working capital and purchases of property and equipment and payments of contingent consideration to former owners were financed entirely by internally generated cash flow.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company is a defendant in a class action lawsuit. On September 20, 2000, the Company announced that it has reached an agreement in principle setting forth the essential terms of a settlement of the pending litigation (See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited)). Among other things, the Company agreed to pay $1 million in cash, $350,000 was paid on September 25, 2000 and $650,000 is to be paid ten business days prior to June 28, 2001, the date scheduled for the final settlement. The Company intends to fund its portion of the cash settlement from internally generated funds, and to the extent necessary, borrowings under the bank credit agreement.

INCOME TAXES

The Company's acquisition program was targeted primarily to U.S. entities and as a result, the bulk of the Company's goodwill and debt is associated with U.S. operations. In addition, the allocation of corporate expenses to Canada is limited by Canadian tax law. Taxable income from U.S. operations has been insufficient to cover corporate costs, goodwill amortization and interest expense associated with acquisitions, resulting in taxable net operating losses ("NOLs") in the U.S. while Canada generates taxable income.

The Company incurred taxable NOLs for U. S. income tax purposes for the three and nine months ended April 30, 2001 and 2000 while generating taxable income in Canada. For the periods presented, U.S. NOLs exceeded U.S. book income (loss), resulting in an increase in income tax expense and a reduction in the deferred tax asset. Because the Company has a history of U.S. NOLs, it provides a 100% valuation allowance to offset the tax benefits of U.S. NOLs that it cannot currently use. Consequently, the Company's effective income tax rate for the three and nine months periods ended April 30, 2001 and 2000 is substantially higher than current U.S. or Canadian statutory tax rates. If the Company generates positive U.S. taxable income in future periods, the effective tax rate will be substantially less than the current rate.

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

PROPOSED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has tentatively approved two new Statements, one on Business Combinations and the other on Goodwill and Intangible Assets. The proposed Business Combinations Statement, among other things, will eliminate the pooling of interest method of accounting for business combinations and would be effective for any business combination completed after June 30, 2001. In addition the Statement requires that identifiable intangible assets be recognized separately from goodwill in a purchase business combination. Management does not believe that this Statement will have a material effect on operations.

The proposed Goodwill and Intangible Assets Statement eliminates amortization of goodwill and requires that goodwill be tested for impairment. This Statement also requires that an initial impairment test (comparison of the fair value of a reporting unit to its carrying amount) be completed on all reporting units within six months of adoption. If the fair value of a reporting unit were less than its carrying amount, an impairment loss would be recognized and treated as a change in accounting principle. That change in accounting principle must be recognized by year-end. This Statement would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. If this Statement were adopted in its current form, annual amortization of goodwill of approximately $3.6 million would be eliminated. At this time, management is unable to determine the impact, if any, on the results of operations of the required initial impairment test.

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

CLAIMS EXPOSURE

As of May 1, 2001 the Company utilized the services of approximately 5,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $15 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers own their own vehicles and as of May 1, 2001, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $8.4 million and a decrease in net income of approximately $0.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

On June 14, 1999, the Company issued a press release announcing that the Audit Committee of the Board of Directors had formed a Special Committee of outside directors to review potentially unsupportable accounting entries for the third and fourth quarters of fiscal year 1998. On September 17, 1999, the Company issued a press release announcing that the Special Committee had completed its review of the Company's financial reporting and that the Company would restate its previously reported financial results for the fiscal years 1997 and 1998 and the first three quarters of fiscal year 1999.

On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999 (the "Class").

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The proposed settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent towards the proposed settlement. The Company has also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. A separate agreement has also been reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche for the total amount of $2.25 million. These settlements are conditioned upon, among other things, approval of the settlement by the United States District Court for the Northern District of Texas. A final settlement hearing is scheduled for June 28, 2001.

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

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Reliance Insurance Company and Dynamex, Richard McClelland and Robert Capps have signed an agreement to settle their respective claims. Pursuant to the agreement, in the fourth quarter 2001 Reliance paid $1.9 million to the Company for the benefit of the Company and the Class.

If these settlements are finalized and approved by the Court, Dynamex anticipates the recovery of approximately $700,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche plus legal fees and costs incurred in connection with the Company's claims against these entities. As explained above, the additional amounts recovered by the Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche will be contributed to the proposed settlement of the shareholder class action.

The Special Committee of the Board of Directors has kept the Securities and Exchange Commission apprised of its inquiry and the restatement process. The Company has received informal requests for information from the Staff of the Commission for documents and testimony concerning the circumstances of the restatement of the Company's prior period financial statements. The Company has cooperated with the Commission.

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



                                  DYNAMEX INC.



Dated:   June 8, 2001      by     /s/ Richard K. McClelland
                                  ----------------------------------------------
                                       Richard K. McClelland
                                       President, Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)




Dated:   June 8, 2001      by     /s/ Ray E. Schmitz
                                  ----------------------------------------------
                                       Ray E. Schmitz
                                       Vice President - Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX



         Exhibit
         Number                    Description
         --------                  -----------
           11.1       Calculation of Net Income (Loss) Per Common Share