Form 10-K
period 2001-07-31
DYNAMEX INC
filed 2001-11-13
CIK 1015483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-21057

                                  DYNAMEX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                86-0712225
    (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

           1870 CROWN DRIVE, DALLAS, TEXAS                       75234
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 561-7500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on October 19, 2001 was approximately $18,883,000.

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 19, 2001 was 10,206,817 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required in Part III of the Form 10-K has been incorporated by reference to the Registrant's definitive Proxy Statement on
Schedule 14-A to be filed with the Commission.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.  BUSINESS ......................................................      1

ITEM 2   PROPERTIES ....................................................      9

ITEM 3.  LEGAL PROCEEDINGS .............................................     10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........     11

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ...........................................     12

ITEM 6.  SELECTED FINANCIAL DATA .......................................     13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...........................     14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ...................................................     21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................     21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ...........................     21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............     22

ITEM 11. EXECUTIVE COMPENSATION ........................................     22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ....................................................     22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................     22

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K ......................................................     23

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

    Create Strategic Alliances. By forming alliances with strategic partners that offer services that complement those of the Company, the Company and its partner can jointly market their services, thereby accessing one another's customer base and providing such customers with a broader range of value added services. For example, the Company has formed an alliance with Purolator, the largest Canadian overnight courier company, whereby on an exclusive basis the Company and Purolator provide one another with certain delivery services and market one another's delivery services to their respective customers. See " -- Sales and Marketing."

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

    Same-Day On-Demand Delivery. The Company provides same-day intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company's ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries. For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 55%, 58% and 62%, respectively, of the Company's revenues were generated from on-demand same-day delivery services.

    Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services for time-sensitive local deliveries. Scheduled distribution services include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The

Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area the Company provides scheduled, as well as on-demand delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 21%, 19% and 12%, respectively, of the Company's revenues were generated from same-day scheduled distribution services.

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

    By outsourcing their fleet management, the Company's customers (i) utilize the Company's distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 24%, 23% and 26%, respectively, of the Company's revenues were generated from fleet management and other outsourcing services.

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

    Same-Day Scheduled Distribution. A dispatcher coordinates and assigns scheduled deliveries to the drivers and manages the delivery flow. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company's warehouse or at a third-party facility such as the airport.

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

SALES AND MARKETING

    The Company markets its services through a sales force comprised of national and local sales representatives. The Company's national sales force, comprised of approximately 11 persons, includes product specialists dedicated to specific services, such as fleet management. Additionally, some of these specialists have developed expertise in servicing certain industries such as banks and telecommunications companies. Approximately 100 local employee sales representatives target business opportunities from the branch offices and approximately 20 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company's sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company's national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.

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

    Fostering strategic alliances with customers who offer services that complement those of the Company is an important component of the Company's marketing strategy. For example, under an agreement with Purolator, the Company serves as Purolator's exclusive provider of same-day courier services, which services are then marketed by Purolator to its customers. The Company also provides Purolator with local and inter-city, same-day ground courier service for misdirected Purolator shipments. Purolator reports that it is the largest overnight courier in Canada.

CUSTOMERS

    The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to seventy pounds to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that for the fiscal year ended July 31, 2001, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the Company's customers are located in Canada. For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 34%, 33% and 33% of the Company's revenues, respectively, were generated in Canada. See Note 13 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign operations.

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

SAFETY

    From time to time, the Company's drivers are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records. In addition, where required by applicable law, the Company requires prospective drivers to take a physical examination and to pass a drug test. Branch managers are responsible for training drivers on any additional safety requirements as dictated by customer specifications.

INTELLECTUAL PROPERTY

    The Company has registered "DYNAMEX" and "DYNAMEX EXPRESS" as federal trademarks in the Canadian Intellectual Office and has filed applications in the U.S. Patents and Trademark's office for federal trademark registration of such names. No assurance can be given that any such registration will be granted in the U.S., or that if granted, such registration will be effective to prevent others from using the trademark concurrently or preventing the Company from using the trademark in certain locations.

EMPLOYEES

    At September 1, 2001, the Company had approximately 3,000 employees, of whom approximately 1,800 primarily were employed in various management, supervisory, administrative, and other corporate positions and approximately 1,200 were employed as drivers, messengers and mailroom workers. Additionally at September 1, 2001, the Company had contracts with approximately 3,700 independent owner-operator drivers. Management believes that the Company's relationship with such employees and independent owner-operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

    Of the approximately 4,600 drivers and messengers used by the Company as of September 1, 2001, approximately 1,600 are located in Canada and approximately 3,000 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 65% are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. Unions represent none of the Company's U.S. employees, drivers or messengers.

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

Claims Exposure

    As of September 1, 2001, the Company utilized the services of approximately 4,600 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Certain Tax Matters Related to Drivers

    Substantially all of the Company's drivers own their own vehicles and as of September 1, 2001, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and " -- Employees."

    In addition to the drivers that are independent contractors, certain of the Company's drivers are employed by the Company and own and operate their own vehicles during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment related taxes on such amounts, and may also be required to pay penalties, which could have an adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and " -- Employees."

Foreign Exchange

    Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations; therefore, any change in the exchange rate will effect the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of Notes to Consolidated Financial Statements.

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


Risks Associated with the Local Delivery Industry; General Economic Conditions

    The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company's significant customers and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company's services. The Company's sales were negatively impacted by a slowdown in the economy during the year ended July 31, 2001. The terrorist attacks in the United States on September 11, 2001, and the U.S. response to such attacks, may result in additional adverse impact to future general economic activity.

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

ITEM 2. PROPERTIES

    The Company leases facilities in 58 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

                                              NUMBER OF
LOCATION                                  LEASED PROPERTIES
--------                                  -----------------
Canada
------
Alberta                                           5
British Columbia                                  3
Manitoba                                          2
Newfoundland                                      1
Nova Scotia                                       1
Ontario                                           9
Quebec                                            1
Saskatchewan                                      2
                                                 --
       Canadian Total                            24

U.S.
----
Arizona                                           2
California                                        3
Colorado                                          1
Connecticut                                       1
District of Columbia                              1
Georgia                                           1
Illinois                                          3
Maryland                                          1
Massachusetts                                     1
Minnesota                                         1
Missouri                                          1
New Jersey                                        1
New York                                          7
North Carolina                                    1
Ohio                                              1
Pennsylvania                                      1
Tennessee                                         1
Texas                                             4
Virginia                                          1
Washington                                        1
                                                 --
       U.S. Total                                34

    The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 2001, 2000 and 1999 were approximately $4.9, $4.5 and $4.3 million, respectively. The Company's principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company, Richard K. McClelland, the Company's Chief Executive Officer, and Robert P. Capps, the Company's former Chief Financial Officer, as defendants. The lawsuits arose from the Company's November 2, 1998 announcement that the Company was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and
(ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. In addition to the defendants named in the original complaints, the amended complaint also named as defendants the underwriters of the Company's May 1998 secondary offering of common stock, Schroder & Co., Inc., William Blair & Company, and Hoak Breedlove Wesneski & Co. (the "Underwriter Defendants"). On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety.

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

On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs sought unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999 (the "Class").

On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent towards the proposed settlement. The Company also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. A separate agreement has also been reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche for the total amount of $2.25 million.

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

These settlements were finalized and approved by the Court on June 29, 2001. As a result of the settlements, the Company recovered $695,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche including legal fees and costs incurred in connection with the Company's claims against these entities. The amount recovered is reflected in the Consolidated Statement of Operations as a reduction to the Provision for settlement of shareholder litigation. As explained above, the additional amounts recovered by the Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche were contributed to the settlement of the shareholder class action.

The Special Committee of the Board of Directors has kept the Securities and Exchange Commission ("SEC") apprised of its inquiry and the restatement process. The Company has received informal requests for information from the Staff of the Commission for documents and testimony concerning the circumstances of the restatement of the Company's prior period financial statements. The Company has cooperated with the Commission. In early November 2001, the Company received written notification from the SEC that the inquiry into the circumstances of the restatements of the Company's financial statements has been closed with no formal action being recommended.

The Company is also a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                           BID
                                  --------------------
FISCAL YEAR 1999                   HIGH          LOW
                                  -------      -------
First Quarter                     $11.000      $ 6.000
Second Quarter                    $ 6.063      $ 3.625
Third Quarter                     $ 4.063      $ 2.031
Fourth Quarter                    $ 3.500      $ 2.688
FISCAL 2000
First Quarter                     $ 3.375      $ 2.063
Second Quarter                    $    --      $    --
Third Quarter                     $    --      $    --
Fourth Quarter                    $ 2.000      $ 1.125
FISCAL 2001
First Quarter                     $ 1.938      $ 1.000
Second Quarter                    $ 1.750      $ 1.125
Third Quarter                     $ 2.990      $ 1.350
Fourth Quarter                    $ 2.560      $ 1.650



    Holders -- As of October 10, 2001, the approximate number of holders of record of common stock was 90.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data for the three years ended July 31, 2001 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 1998 and 1997 has been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The selected financial data are qualified in the entirety, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Years ending July 31,
                                                        -----------------------------------------------------------------
                                                           2001          2000          1999          1998          1997
                                                        ---------     ---------     ---------     ---------     ---------
                                                                     (in thousands, except per share amounts)
Statement of Operations Data:
   Sales                                                $ 249,414     $ 251,475     $ 239,631     $ 208,019     $  32,587
   Cost of sales                                          172,908       171,675       163,156       140,037        88,342
                                                        ---------     ---------     ---------     ---------     ---------
      Gross profit                                         76,506        79,800        76,475        67,982        44,245
   Selling, general and administrative expenses            60,739        64,483        66,166        55,866        34,197
   Depreciation and amortization (including
      intangible impairment of $3,971 in 1999)              7,414         8,931        13,211         8,770         4,991
   Provision for loss on settlement of shareholder
      class action lawsuit                                   (695)        2,313            --            --            --
   (Gain) loss on disposal of property and equipment         (403)           97           205          (199)          (57)
                                                        ---------     ---------     ---------     ---------     ---------
      Operating income (loss)                               9,451         3,976        (3,107)        3,545         5,114
   Interest expense, net                                    5,184         5,860         4,607         4,228         1,600
   Other income, net                                         (219)         (203)          (35)           --            --
                                                        ---------     ---------     ---------     ---------     ---------
   Income (loss) before taxes                               4,486        (1,681)       (7,679)         (683)        3,514
   Income taxes                                             2,461         1,718        (1,003)          935         1,825
                                                        ---------     ---------     ---------     ---------     ---------
   Net income (loss) before extraordinary item          $   2,025     $  (3,399)    $  (6,676)    $  (1,618)    $   1,689
                                                        =========     =========     =========     =========     =========
   Net income (loss) per common share, before
      extraordinary item
      basic                                             $     .20     $   (0.33)    $   (0.66)    $   (0.20)    $    0.25
                                                        =========     =========     =========     =========     =========
      diluted                                           $     .20     $   (0.33)    $   (0.66)    $   (0.20)    $    0.25
                                                        =========     =========     =========     =========     =========
   Weighted average common shares outstanding
      basic                                                10,207        10,207        10,099         7,937         6,670
      diluted                                              10,237        10,207        10,099         7,937         6,839
Other Data:
   Earnings (loss) before interest, taxes,
      depreciation and amortization (1)                 $  16,865     $  12,907     $  10,104     $  12,315     $  10,105
                                                        =========     =========     =========     =========     =========

                                                                                    July 31,
                                                        -----------------------------------------------------------------
                                                           2001          2000          1999          1998          1997
                                                        ---------     ---------     ---------     ---------     ---------
                                                                                  (in thousands)

Balance Sheet Data:
   Working capital                                      $   9,359     $  11,022     $  11,329     $  15,402     $  11,236
   Total assets                                           121,912       126,524       130,422       122,769        85,497
   Long-term debt, excluding current portion               32,198        40,928        46,690        36,287        32,388
   Stockholders' equity                                    59,990        58,410        61,547        67,959        38,948

1) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. Cash flows provided by operating activities for the three years ended July 31, 2001 were $7,771, $8,162, and $9,017 respectively. Cash flows used in investing activities for the three years ended July 31, 2001 were $2,736, $3,185, and $17,204 respectively. Cash flows (used) provided by financing activities for the three years ended July 31, 2001 were ($2,423), ($2,280), $9,979 respectively.


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

GENERAL

    In May 1995, the Company acquired Dynamex Express, the ground courier operations of Air Canada ("Dynamex Express"), which was led by Richard K. McClelland, the Company's Chief Executive Officer, and which had a national network of 20 locations across Canada. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless Incorporated and Mayne Nickless Canada Inc. which had operations in eight U.S. cities and two Canadian cities. In August 1996 in conjunction with its initial public offering ("IPO"), the Company acquired five same-day delivery businesses in three U.S. and two Canadian cities. Subsequent to the IPO and through July 31, 1997, the Company acquired 11 same-day delivery businesses in six U.S. and two Canadian cities. Between August 1, 1997 and July 31, 1998, the Company acquired nine same-day delivery businesses in eight U.S. cities and one Canadian city. In August 1998, the Company acquired two same-day delivery businesses in two U.S. cities. As a result of these various acquisitions, the historical operating results of the Company for the periods presented are not necessarily comparable.

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

    A significant portion of the Company's revenues is generated in Canada. For the fiscal years ended July 31, 2001, 2000 and 1999, approximately 34%, 33%, and 33%, respectively, of the Company's revenues were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company's operations in the U.S. and in Canada is very similar. Consequently, when expressed as a percentage of U.S. or Canadian sales, as appropriate, the operating profit generated in each such country (before deduction of corporate costs) is not materially different.

    The conversion rate between the U.S. dollar and Canadian dollar decreased during the fiscal year ending July 31, 2001 compared to July 31, 2000. The conversion rate between the U.S. dollar and Canadian dollar increased during the fiscal year ending July 31, 2000 as compared to July 31, 1999. As the Canadian dollar is the functional currency for the Company's Canadian operations, these changes in the exchange rate have effected the Company's reported revenues. The effect of these changes on the Company's net income (loss) for the fiscal years ended July 31, 2001, 2000 and 1999 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain items from the Company's consolidated statement of operations, expressed as a percentage of sales. The following table excludes a recovery of $0.7 million for the period ended July 31, 2001 and expense of $2.3 million related to the settlement of the shareholder class-action lawsuit for the period ended July 31, 2000 and $4.6 million of unusual and non-recurring selling, general and administrative expenses for the year ended July 31, 1999 ($2.5 million for the Special Committee process and non-recurring audit fees, $1.4 million for the write-off of expenses associated with the failed Q International and other acquisitions and $0.7 million for severance and other restructuring costs). The table also excludes an impairment of intangibles of $4.0 million from depreciation and amortization for the year ended July 31, 1999.

                                                       Years ending July 31,
                                                    --------------------------
                                                     2001      2000      1999
                                                    ------    ------    ------
                                                     (a)       (a)       (a)
Sales                                               100.0%    100.0%    100.0%
Cost of Sales                                        69.3%     68.3%     68.1%
                                                    ------    ------    ------
    Gross profit                                     30.7%     31.7%     31.9%
Selling, general and administrative expenses         24.4%     25.6%     25.7%
Depreciation and amortization                         3.0%      3.6%      3.9%
(Gain) loss on disposal of property                  (0.2)%     0.0%      0.1%
                                                    ------    ------    ------
    Operating income                                  3.5%      2.5%      2.2%
Interest expense                                      2.0%      2.3%      1.9%
                                                    ------    ------    ------
    Income  before taxes                              1.5%      0.2%      0.3%
                                                    ======    ======    ======

(a) Excludes litigation settlement and non-recurring and unusual charges and adjustments described in the paragraph above.

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

     Net income for the year ended July 31, 2001 was $2.0 million compared to a net loss of $3.4 million for the year ended July 31, 2000. Net income for 2001 includes other income of approximately $0.7 million related to the settlement of claims related to the shareholder class-action lawsuit and gains on sales of surplus radio licenses of $0.4 million. The results for 2000 include a provision for the settlement of the shareholder class-action lawsuit of $2.3 million. The Company also provided a 100% valuation allowance of approximately $2.4 million for federal net operating losses and the shareholder class action lawsuit settlement incurred in the fiscal years ended July 31, 2000 The following discussion and analysis excludes the aforementioned non-recurring and unusual charges and adjustments in this paragraph.

     Sales for the year ended July 31, 2001 were $249 million compared to $251 million in 2000, a decline of less than 1%. The decline is attributable to a number of factors. First, the Company exited approximately $4 million of marginally profitable business in several locations in Canada at the beginning of fiscal year 2001. Second, the economic slowdown in the U.S. negatively impacted U.S. sales in 2001, primarily in the third and fourth quarters of the fiscal year. Third, the decline in the exchange rate between the U.S. and Canadian dollar had the effect of reducing sales by slightly over $3 million had the exchange rate been the same as the prior year. Sales growth for the fiscal year 2002 will be negatively impacted by the loss of approximately $7 million of sales to a single customer who had informed the Company in the third quarter of fiscal year 2001 that the contract will be phased out over the next 18 months. While the Company is disappointed in the loss of this contract, a large portion of the services provided is not part of the Company's core competencies.

     Cost of sales increased $1.2 million (0.7%) to $173 million in 2001 compared to $172 million in the prior year. As a percentage of sales, cost of sales increased from 68.3% in 2000 to 69.3% in 2001. This increase in cost is primarily attributable to a change in the overall business mix of the Company. On-demand sales were approximately 58% of total sales in fiscal year 2000 compared to 55% in fiscal year 2001. Scheduled and distribution and other specialized service revenues increased as a percentage of total sales while on-demand revenues have declined both as percentage of sales and in absolute dollars. Historically on-demand revenues have lower cost of sales and higher selling, general and administrative costs compared to scheduled and distribution and other specialized service revenues. As a result of this change in business mix, cost of sales has increased as a percentage of sales while SG & A costs have declined as a percentage of sales.

     Selling, general and administrative ("SG & A") costs were $61 million for the fiscal year ended July 31, 2001 compared to $64 million for the year ended July 31, 2000. As a percentage of sales, SG & A expenses decreased from 25.6% in 2000 to 24.4% in 2001. The decline from 2000 to 2001 is attributable to a number of factors. Sales commissions were lower ($0.5 million) in the current year due to a decline in new sales that was due, in large part, to the slowing U.S. economy in 2001. The Dallas and Chicago branch operations were restructured along with cost saving initiatives at other locations resulted in reduced administrative costs ($0.8 million) and improved profitability. In the prior year, the Company incurred contract accounting labor costs ($0.9 million) associated with the audit of fiscal year 1999 and the re-audit of fiscal years 1998 and 1997. Legal and other professional fees associated with the class action lawsuit were substantially less ($0.7 million) than the prior year because of the settlement announced early in fiscal year 2001. The consolidation of certain administrative functions including billing and collections resulted in reduced employee-related costs in fiscal year 2001. In the prior year, the Company also invested more heavily in technology in building its infrastructure.

     Depreciation and amortization was $7.4 million in 2001 compared to $8.9 million in the prior year. This decrease is attributable to the reduction in amortization of covenants not-to-compete that are fully amortized after three years and to a reduction in depreciation of property and equipment. Most of the Company's acquisitions occurred in fiscal years 1996 through 1998, therefore, all covenants were fully amortized prior to or during the current fiscal year. In addition certain property and equipment acquired through acquisitions has been fully depreciated and has not been replaced with new equipment because the old equipment is still in service. Also the Company has or will replace driver communication equipment with two-way mobile data units that do not require an up-front capital expenditure by the Company.

     Interest expense decreased $0.7 million or 12% in the fiscal year ended July 31, 2001 compared to 2000. This decrease is primarily attributable to a lower level of debt in 2001 and lower interest rates in the fourth quarter of 2001 compared to the prior year. In the prior year fourth quarter, the bank group imposed the default rate of interest in accordance with the bank credit agreement because the Company did not have audited financial statements on file with the Securities and Exchange Commission for the prior three years. Also in the prior year fourth quarter, the Company was assessed special fees by the bank group of approximately $200,000.

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

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal years ended July 31, 2001 and 2000, the Company's capital needs arose primarily from its capital expenditures and working capital needs. There were no acquisitions made in fiscal year 2001 or 2000. In the fiscal year ended July 31, 1999, the Company's capital needs arose primarily from its acquisition program.

    During the fiscal year ended July 31, 1999, the Company completed two acquisitions for aggregate consideration of approximately $1.8 million. In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations met certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain factors. In conjunction with the acquisitions, the Company issued 119,850 shares of common stock and paid approximately $12 million in cash during the fiscal year ended July 31, 1999 as additional consideration.

    Effective July 31, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, the facility was extended through November 30, 2001 and split into an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million. The revolving credit facility is governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $794 on November 15, 2000 and quarterly payments of $875 commencing January 31, 2001 until July 31, 2001 and then $1.375 million quarterly until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at prime or LIBOR, plus an applicable margin. The applicable margins for prime range from 0.0% to 1.0%, and for LIBOR from 3.0% to 4.0%, and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. At July 31, 2001, the weighted-average interest rate for all outstanding borrowings was approximately 7.5%. See Note 6 of Notes to Consolidated Financial Statements.

     On November 9, 2001, the Company amended its bank credit agreement. Under the terms of the Third Amended and Restated Credit Agreement, the Company prepaid $5 million of the amortizing term loan from available cash and the facility was extended through February 28, 2003. The new bank credit agreement consists of an amortizing term loan of $22.4 million and a $19.5 million revolving credit facility. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, until maturity, at which time any amounts outstanding under the facility, are due. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. In addition, the company is required to pay a commitment fee of 0.50% for any unused amounts of the revolving credit facility. Amounts outstanding under the credit agreement are secured by all of the Company's U.S. assets and 100% of the stock of the Company's principal Canadian subsidiaries.

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

    The Company entered into interest rate protection arrangements on a portion of the borrowings under the credit agreement. The interest rate on $15 million of outstanding debt was fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, was placed on $9 million of outstanding debt. These hedging arrangements matured on August 31, 2000. Effective September 7, 2000 the Company entered into a new interest rate protection arrangement on $24 million of the borrowings under the Credit Agreement. The interest rate on $24 million has been fixed at 9.79%, plus the applicable margin. This hedging arrangement matured on July 31, 2001. On November 9, 2001, the Company entered into an interest rate protection arrangement on $13 million of the borrowings under the Third Amended and Restated Credit Agreement. The interest rate has been fixed at 6.14%.

    During the fiscal years ended July 31, 2001, 2000 and 1999, the Company spent approximately $2.2 million, $2.7 million and $3.4 million, respectively, on capital expenditures, which expenditures primarily related to improvements in infrastructure and technology to support the Company's operations. Management expects the amount of capital expenditures for these purposes in future years to be at or below expenditures made in the year ended July 31, 2001. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. The Company's expansion of its national marketing program consists primarily of increased hiring and salary expenditures related to additional product specialists. These marketing expenditures have not, nor does management expect that in the future they will have, a significant impact on the Company's liquidity. See "Business -- Sales and Marketing."

    The Company's cash flow provided by operations for the fiscal years ended July 31, 2001, 2000 and 1999 were approximately $7.8 million, $8.2 and $9.0 million, respectively. Consequently, increases in working capital and purchases of property and equipment during such periods were financed entirely by internally generated cash flow.

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

DEFERRED TAXES

    The Company has incurred taxable net operating losses in the United States of $2,333,000, $4,410,000 and $2,622,000 for the years ended July 31, 2001, 2000 and 1999, respectively. In addition, the Company has generated unused foreign tax credits related to its Canadian operations and other tax credits of $520,000. The Company has established 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses and foreign and other tax credits not currently deductible. The Company has also established an 100% valuation allowance of $829,000 for the tax benefits of the class action lawsuit settlement that the Company believes, is more likely than not, not to be realized. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

INFLATION

    The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future. However, there can be no assurance the Company's business will not be affected by inflation in the future.

FINANCIAL CONDITION

    The Company believes its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet the Company's operational needs.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFAS 142), No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

     SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied by the Company in the fiscal year beginning December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company has elected to early adopt the provisions of SFAS 142 beginning August 1, 2001, the beginning of the 2002 fiscal year. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $73.9 million. Goodwill amortization expense during the year ended July 31, 2001 was $3.6 million. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

     SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived asses and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

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

    While the Company believes its strategic plan is on target and the business outlook remains strong, several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:

    -   The competitive nature of the same-day delivery business.

    - The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.

    - A change in the current tax status of courier drivers from independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

    - A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

    - Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations.

    -   The ability of the Company to obtain adequate financing.

    - The ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

    -   The loss of quality drivers to e-commerce companies.

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

    The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $8.4 million and a decrease in net income of $.2 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

    The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. Effective September 7, 2000 the Company entered into a new interest rate protection arrangement on $24 million of the borrowings under the Credit Agreement. The interest rate on $24 million was fixed at 9.79%, plus the applicable margin. These hedging arrangements matured on July 31, 2001. On November 9, 2001, the Company entered into an interest rate protection arrangement on $13 million of borrowings under the Credit Agreement. The interest rate on $13 million was fixed at 6.14%. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the caption "Directors and Executive Officers" in the company's definitive proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Directors and Executive Officers" in the company's definitive proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Beneficial Ownership of Common Stock" in the company's definitive proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal year ended July 31, 2001, the Company paid $55,000 to a company affiliated with Kenneth Bishop, a director of the Company, for rent on certain properties owned by such company. Rent payments for these properties are $10,000 per month. The lease of the facilities was terminated in the third quarter of the fiscal year ended July 31, 2001.

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

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamex Inc.,
A Delaware corporation



By: /s/     Ray E. Schmitz
--------------------------------------------
Ray E. Schmitz Vice-President, Controller
  and Chief Accounting Officer
Dated: November 13, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons of the registrant and in the capacities indicated on October 29, 2001.

                NAME                                      TITLE
                ----                                      -----
/s/ RICHARD K. McCLELLAND                 Chairman of the Board, Chief Executive
---------------------------------         Officer, President and Director
Richard K. McClelland                     (Principal Executive Officer)


/s/ Ray E. Schmitz                        Vice President, Controller and Chief
---------------------------------         Accounting Officer
Ray E. Schmitz


/s/ WAYNE KERN                            Director
---------------------------------
Wayne Kern

/s/ STEPHEN P. SMILEY                     Director
---------------------------------
Stephen P. Smiley

/s/ BRIAN J. HUGHES                       Director
---------------------------------
Brian J. Hughes

/s/ KENNETH H. BISHOP                     Director
---------------------------------
Kenneth H. Bishop

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
DYNAMEX INC.
Report of Independent Certified Public Accountants                               F-2
Consolidated Balance Sheets, July 31, 2001 and 2000                              F-3
Consolidated Statements of Operations for the fiscal years ended
  July 31, 2001, 2000 and 1999                                                   F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended
  July 31, 2001, 2000 and 1999                                                   F-5
Consolidated Statements of Cash Flows for the fiscal years ended
  July 31, 2001, 2000 and 1999                                                   F-6
Notes to the Consolidated Financial Statements                                   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





/s/ BDO Seidman, LLP
----------------------------------------
BDO SEIDMAN, LLP


Dallas, Texas
October 26, 2001, except for
Note 6 which is as of November 9, 2001

DYNAMEX INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2001 AND 2000

(IN THOUSANDS)

                                                                              2001            2000
                                                                           ---------       ---------
ASSETS
CURRENT
  Cash and cash equivalents                                                $   8,066       $   5,600
  Accounts receivable (net of allowance for doubtful accounts of $772
     and $940, respectively)                                                  24,799          26,887
  Prepaid and other current assets                                             3,328           2,890
  Deferred income taxes                                                        1,577           1,518
                                                                           ---------       ---------
          Total current assets                                                37,770          36,895
PROPERTY AND EQUIPMENT - net                                                   6,165           7,225
INTANGIBLES - net                                                             74,527          78,230
DEFERRED INCOME TAXES                                                          2,635           3,273
OTHER                                                                            815             901
                                                                           ---------       ---------
          Total assets                                                     $ 121,912       $ 126,524
                                                                           ---------       ---------

LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                         $   4,265       $   5,517
  Accrued liabilities                                                         12,709          16,445
  Income taxes payable                                                           371             182
  Current portion of long-term debt                                           11,066           3,729
                                                                           ---------       ---------
          Total current liabilities                                           28,411          25,873
LONG-TERM DEBT                                                                32,198          40,928
OTHER LIABILITIES                                                              1,313           1,313
                                                                           ---------       ---------
          Total liabilities                                                   61,922          68,114
                                                                           ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $0.01 par value, 10,000 shares authorized; none
     outstanding                                                                  --              --
  Common stock; $0.01 par value, 50,000 shares authorized; 10,207
     shares outstanding                                                          102             102
  Additional paid-in capital                                                  72,759          72,759
  Accumulated deficit                                                        (11,576)        (13,601)
  Accumulated other comprehensive loss:
     Cumulative translation adjustment                                        (1,295)           (850)
                                                                           ---------       ---------
          Total stockholders' equity                                          59,990          58,410
                                                                           ---------       ---------
          Total liabilities and stockholders' equity                       $ 121,912       $ 126,524
                                                                           ---------       ---------

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2001, 2000 AND 1999

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                2001            2000            1999
                                                                             ---------       ---------       ---------
Sales                                                                        $ 249,414       $ 251,475       $ 239,631
Cost of Sales                                                                  172,908         171,675         163,156
                                                                             ---------       ---------       ---------
Gross Profit                                                                    76,506          79,800          76,475
Costs and Expenses:
  Selling, general and administrative expenses                                  60,739          64,483          66,166
  Depreciation and amortization (including 1999 intangible impairment
  of $3,971)                                                                     7,414           8,931          13,211
  (Recovery) provision for settlement of shareholder litigation                   (695)          2,313              --
  (Gain) Loss on disposal of property and equipment                               (403)             97             205
                                                                             ---------       ---------       ---------
  Total                                                                         67,055          75,824          79,582
                                                                             ---------       ---------       ---------

Operating Income (Loss)                                                          9,451           3,976          (3,107)
Interest Expense                                                                 5,184           5,860           4,607
Other Income, net                                                                 (219)           (203)            (35)
                                                                             ---------       ---------       ---------
Income (Loss) before income taxes                                                4,486          (1,681)         (7,679)
Income taxes                                                                     2,461           1,718          (1,003)
                                                                             ---------       ---------       ---------
Net income (loss)                                                            $   2,025       $  (3,399)      $  (6,676)
                                                                             ---------       ---------       ---------

Net income (loss) per common share - basic and diluted                       $     .20       $   (0.33)      $   (0.66)
                                                                             ---------       ---------       ---------

Weighted average shares outstanding
   Basic                                                                        10,207          10,207          10,099
                                                                             =========       =========       =========
   Diluted                                                                      10,237          10,207          10,099
                                                                             =========       =========       =========

         See accompanying notes to the consolidated financial statements

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 2001, 2000 AND 1999
(IN THOUSANDS)

                                                                                                             ACCUMULATED
                                                    COMMON STOCK      RECEIVABLE   ADDITIONAL                   OTHER
                                                 -------------------      FROM      PAID-IN    ACCUMULATED  COMPREHENSIVE
                                                  SHARES     AMOUNT   STOCKHOLDER   CAPITAL     (DEFICIT)   INCOME (LOSS)    TOTAL
                                                 --------   --------  -----------  ----------  -----------  -------------  --------
BALANCE AT JULY 31, 1998                           10,069   $    101    $   (204)   $ 72,307     $ (3,526)    $   (719)    $ 67,959
  Issuance of common stock in connection with
    Acquisitions                                      120          1          --         394           --           --          395
  Issuance of common stock on exercise of stock
    Options                                            18         --          --          58           --           --           58
  Payments by shareholder                              --         --         102          --           --           --          102
  Net loss                                             --         --          --          --       (6,676)          --       (6,676)
  Unrealized foreign currency translation
     Adjustment                                        --         --          --          --           --         (291)        (291)
                                                 --------   --------    --------    --------     --------     --------     --------
  Total comprehensive loss                             --         --          --          --           --           --       (6,967)
                                                 --------   --------    --------    --------     --------     --------     --------
BALANCE AT JULY 31, 1999                           10,207        102        (102)     72,759      (10,202)      (1,010)      61,547
                                                 --------   --------    --------    --------     --------     --------     --------
  Payments by shareholder                              --         --         102          --           --           --          102
  Net loss                                             --         --          --          --       (3,399)          --       (3,399)
  Unrealized foreign currency translation
    Adjustment                                         --         --          --          --           --          160          160
                                                 --------   --------    --------    --------     --------     --------     --------
  Total comprehensive loss                             --         --          --          --           --           --       (3,239)
                                                 --------   --------    --------    --------     --------     --------     --------
BALANCE AT JULY 31, 2000                           10,207        102          --      72,759      (13,601)        (850)      58,410
                                                 --------   --------    --------    --------     --------     --------     --------
  Net income                                           --         --          --          --        2,025           --        2,025
  Unrealized foreign currency translation
    Adjustment                                         --         --          --          --           --         (445)        (445)
                                                 --------   --------    --------    --------     --------     --------     --------
  TOTAL COMPREHENSIVE INCOME                           --         --          --          --           --           --        1,580
                                                 --------   --------    --------    --------     --------     --------     --------
BALANCE AT JULY 31, 2001                           10,207   $    102    $     --    $ 72,759     $(11,576)    $ (1,295)    $ 59,990
                                                 --------   --------    --------    --------     --------     --------     --------

         See accompanying notes to the consolidated financial statement

DYNAMEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2001, 2000 AND 1999
(IN THOUSANDS)

                                                                            2001           2000           1999
                                                                          --------       --------       --------
OPERATING ACTIVITIES
  Net income (loss)                                                       $  2,025       $ (3,399)      $ (6,676)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                         3,117          3,600          3,067
       Amortization and write-down of goodwill and other intangibles         4,297          5,331         10,144
       Provision for losses on accounts receivable                             970          1,119          2,109
       Deferred income taxes                                                   579            256         (2,824)
       (Gain) loss on disposal of property and equipment                      (403)            97            205
       (Recovery) provision for settlement of shareholder litigation            --          2,313             --
  Changes in assets and liabilities:
     Accounts receivable                                                     1,118         (2,061)        (1,330)
     Prepaid and other current assets                                         (438)           582          2,329
     Accounts payable and accrued liabilities                               (3,494)           324          1,993
                                                                          --------       --------       --------
  Net cash provided by operating activities                                  7,771          8,162          9,017
                                                                          --------       --------       --------
INVESTING ACTIVITIES
  Cash payments for acquisitions                                            (1,011)          (555)       (14,055)
  Purchase of property and equipment                                        (2,199)        (2,707)        (3,432)
  Net proceeds from disposal of property and equipment                         474             77            283
                                                                          --------       --------       --------
  Net cash used in investing activities                                     (2,736)        (3,185)       (17,204)
                                                                          --------       --------       --------
FINANCING ACTIVITIES
  Principal payments on long-term debt                                      (3,809)          (360)          (627)
  Net borrowings under line of credit                                        1,300         (2,100)        10,680
  Proceeds from shareholder receivable                                          --            102            102
  Net proceeds from sale of common stock                                        --             --             58
  Other assets and deferred financing fees                                      86             78           (234)
                                                                          --------       --------       --------
  Net cash (used) provided by financing activities                          (2,423)        (2,280)         9,979
                                                                          --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (146)           (30)          (220)
                                                                          --------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,466          2,667          1,572
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 5,600          2,933          1,361
                                                                          --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  8,066       $  5,600       $  2,933
                                                                          --------       --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                  $  5,928       $  4,215       $  3,952
  Cash paid for taxes                                                     $  1,467       $  1,650       $  2,436
                                                                          --------       --------       --------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
     Assets acquired, liabilities assumed and consideration paid for acquisitions were as follows:
          Fair value of net assets acquired                               $     --       $     --       $ 14,450
          Accrual of earnouts to former owners                                 819            894            880
          Issuance of common stock                                              --             --           (395)
          Prior year earnouts converted to notes payable                    (1,240)            --             --
          Change in accrued earnouts                                         1,432           (339)          (880)
                                                                          --------       --------       --------
          Cash payments for acquisitions                                  $  1,011       $    555       $ 14,055
                                                                          --------       --------       --------

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

    The operating subsidiaries of the Company, with country of incorporation, are as follows:

    -   Dynamex Operations East Inc. (U.S.)
    -   Dynamex Operations West Inc. (U.S.)
    -   Dynamex Dedicated Fleet Services, Inc. (U.S.)
    -   Dynamex Canada Inc (Canada)
    -   Alpine Enterprises Ltd. (Canada)
    -   Roadrunner Transportation, Inc. (U.S.)
    -   New York Document Exchange Corp. (U.S.)

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

                    Leasehold Improvements                5 years
                    Furniture                             5 years
                    Vehicles                              3-12 years
                    Other                                 4 years

    The Company periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value.

    Business and credit concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

    The Company places its temporary cash investments with high-credit, quality financial institutions. At times such amounts may exceed F.D.I.C. limits. The company limits the amount of credit exposure with any one financial institution and believes no significant concentration of credit risk exists with respect to cash investments.

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

    Intangibles - Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Intangible assets are being amortized over periods ranging from 3 to 25 years. On a periodic basis or as business conditions change, the Company compares the carrying value of intangible assets to estimated future undiscounted net cash flows from the acquired businesses. Should the net book value of the intangible asset exceed future net cash flows, the carrying value of the intangible asset is adjusted to equal the value of discounted future net revenues. In the fourth quarter 1999, the Company adjusted the carrying value of intangible assets associated with its Dallas and Hartford operations by $3,971 with a corresponding charge to amortization expense. Total amortization expense was $4,297, $5,331 and $10,144 for the years ended July 31, 2001, 2000 and 1999, respectively.

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

    Financing Costs - During the fiscal years ended July 31, 2001, 2000 and 1999, the Company incurred $208, $445 and $325, respectively of costs incurred in connection with debt financings and amendments (See Note 6). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $490 in 2001, $650 in 2000 and $730 in 1999.

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

    Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 11 of Notes to the Consolidated Financial Statements)

    Net income (loss) per share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income is based on the weighted average common shares outstanding and all dilutive potential common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 557 shares of common stock at July 31, 2001 were not included in the computation of net income per share as their effect would be antidilutive. Due to the Company's net losses in the years ended July 31, 2000 and 1999, diluted loss per share is the same as basic loss per share. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

    Foreign currency translation - Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are recorded in stockholders' equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in operations.

    New accounting pronouncements - In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), No. 142, Goodwill and Other Intangible Assets (SFAS 142), No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

    SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied by the Company in the fiscal year beginning December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company has elected to early adopt the provisions of SFAS 142 beginning August 1, 2001, the beginning of its 2002 fiscal year. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $73.9 million. Goodwill amortization expense during the year ended July 31, 2001 was $3.6 million. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

    SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

    SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

    Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on foreign currency translation. Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on foreign currency translation adjustments are recorded in shareholders' equity as other comprehensive income.

    Reclassification - Certain reclassifications have been made to conform prior year data with the current presentation.


2.  ACQUISITIONS

    During the fiscal year ended July 31, 1999, the Company acquired two same-day delivery businesses in two U.S. cities for approximately $1.8 million in cash.

    Each of these acquisitions has been accounted for using the purchase method of accounting and the results of operations of these companies have been included in these financial statements from the date of acquisition. The aggregate acquisition cost was allocated to the net assets of the companies acquired based upon their respective fair market values, with the excess recorded as goodwill. The following unaudited pro forma combined results of operations for the year ended July 31, 1999, are presented as if the acquisitions had occurred as of August 1, 1996.

                                                           JULY 31, 1999
                                                             PRO FORMA
                                                             ---------
           Sales                                             $239,835
           Net loss                                          $ (6,669)
           Per share - assuming dilution:
             Net loss                                        $  (0.66)

    The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

    The Company has recorded the fair value of net assets acquired as shown below:

                                                           JULY 31, 1999
                                                           -------------
              Accounts receivable                             $    88
              Property and equipment                               23
              Other assets                                          2
              Intangibles                                      14,427
              Liabilities assumed                                 (90)
                                                              -------
              Net assets acquired                             $14,450
                                                              -------

    Consideration for these transactions consisted of the following:

                                                           JULY 31, 1999
                                                           -------------
              Cash paid, net of cash acquired                 $14,055
              Issuance of common stock                            395
                                                              -------
              Total consideration                             $14,450
                                                              -------

3.  INTANGIBLES

    Intangibles from the Company's various acquisitions consist of the following:

                                                              JULY 31,
                                                        2001           2000
                                                      --------       --------
         Goodwill                                     $ 89,188       $ 88,647
         Trademarks and covenants not-to-compete        10,349         10,251
                                                      --------       --------
                                                        99,537         98,898
         Less accumulated amortization                 (25,010)       (20,668)
                                                      --------       --------
         Intangibles -- net                           $ 74,527       $ 78,230
                                                      --------       --------

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                              JULY 31,
                                                        2001           2000
                                                      --------       --------
         Equipment                                    $ 16,512       $ 16,558
         Furniture                                       1,482          1,780
         Vehicles                                        1,243          1,342
         Leasehold improvements                          2,235          3,042
         Other                                              24             --
                                                      --------       --------
                                                        21,496         22,722
         Less accumulated depreciation                 (15,331)       (15,497)
                                                      --------       --------
         Property and equipment -- net                $  6,165       $  7,225
                                                      --------       --------

5.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                              JULY 31,
                                                        2001           2000
                                                      --------       --------
         Salaries and wages                           $  3,290       $  3,302
         Independent contractors                         3,320          3,622
         Workmen's compensation                          1,320          1,279
         Vacation                                        1,583          1,680
         Interest                                          344          1,626
         Other                                           2,852          4,936
                                                      --------       --------
         Total accrued liabilities                    $ 12,709       $ 16,445
                                                      --------       --------

6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              JULY 31,
                                                        2001           2000
                                                      --------       --------
         Bank credit agreement (a)                    $ 41,981       $ 44,100
         Seller financing notes and other (b)            1,053            137
         Capital lease obligations (Note 7)                230            420
                                                      --------       --------
                                                        43,264         44,657
         Less current portion                          (11,066)        (3,729)
                                                      --------       --------
         Long-term debt                               $ 32,198       $ 40,928
                                                      --------       --------

    a)  Bank Credit Agreement

    Effective July 31, 2000, the Company amended its bank credit agreement. Under the terms of the amended agreement, the facility was extended through November 30, 2001 and split into an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $794 on November 15, 2000 and quarterly payments of $875 commencing January 31, 2001 until July 31, 2001 and then $1.375 million quarterly until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at prime or LIBOR, plus an applicable margin. The applicable margins for prime range from 0.0% to 1.0%, and for LIBOR from 3.0% to 4.0%, and are based on the ratio of the Company's funded debt to cash flow, both as defined in the agreement. In addition, the company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. At July 31, 2001, the weighted-average interest rate for all outstanding borrowings was approximately 7.50%.

    Borrowings under the agreement are secured by all of the Company's assets in the United States and by 65% of the stock of the Company's Canadian subsidiaries. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each quarter beginning July 31, 2001, by the amount of excess cash flow, all as defined in the agreement. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances.

    On November 9, 2001, the Company amended its bank credit agreement. Under the terms of the Third Amended and Restated Credit Agreement, the Company prepaid $5 million of the amortizing term loan from available cash and the facility was extended through February 28, 2003. The new credit agreement consists of an amortizing term loan of $22.4 million and a $19.5 million revolving credit facility. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, until maturity, at which time any amounts outstanding under the credit agreement, are due. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. In addition, the company is required to pay a commitment fee of 0.50% for any unused amounts of the revolving credit facility. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 100% of the stock of the Company's principal Canadian subsidiaries.

    The Company entered into interest rate protection agreements on a portion of the borrowings under the bank credit agreement. Through an interest rate swap, the interest rate on $15 million of outstanding debt was fixed at 6.26%, plus the applicable margin, and a collar of between 5.50% and 6.50%, plus the applicable margin, was placed on $9 million of outstanding debt. Both of these hedging agreements had three-year terms that expired on August 31, 2000. Effective September 7, 2000, the Company entered into a new interest rate protection agreement that fixed the interest rate on $24 million of outstanding debt at 9.79%, plus the applicable margin. This agreement expired on July 31, 2001. On November 9, 2001, the Company entered into an interest rate protection arrangement on $13 million of the borrowings under the Third Amended and Restated Credit Agreement. The interest rate has been fixed at 6.14%.

    The counter party to these agreements is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk of loss due to nonperformance by the counter party to these agreements is remote and, in any event, the amount of such loss would be immaterial to the Company's results of operations.

    At July 31, 2001, the Company had unpaid settlements of approximately $26 related to the interest rate swap. The fair value of this agreement at July 31, 2001 and 2000 was a liability of approximately $64 and a receivable of $32, respectively.

    b)  Seller Financing Notes and Other

    In connection with various acquisitions (see Note 2) the Company issued various notes to the sellers of those businesses. These notes bear interest 10% per annum.

    Scheduled principal payments in each of the next five years and thereafter on long-term debt and capital lease obligations are as follows:

                                     2002               $11,066
                                     2003                32,198
                                                        -------
                                                        $43,264
                                                        -------

7.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases certain equipment and properties under non-cancelable lease agreements, which expire at various dates.

At July 31, 2001, minimum annual lease payments for such leases are as follows:

                                                        CAPITAL      OPERATING
                                                        LEASES         LEASES
                                                        -------        ------
                                              2002      $   244       $ 4,862
                                              2003            4         4,160
                                              2004           --         2,771
                                              2005           --         1,438
                                              2006           --           581
                                        Thereafter           --           709
                                                        -------        ------
                                                            248        14,521
                 Less amount representing interest          (18)           --
                                                        -------       -------
Net present value of future minimum lease payments      $   230       $14,521
                                                        -------       -------

Rent expense related to operating leases amounted to approximately $7,069, $6,131, and $5,756 for the years ended July 31, 2001, 2000 and 1999, respectively.

CONTINGENCIES

In November and December 1998, two class action lawsuits were filed in the United States District Court for the Northern District of Texas, naming the Company, Richard K. McClelland, the Company's Chief Executive Officer, and Robert P. Capps, the Company's former Chief Financial Officer, as defendants. The lawsuits arose from the Company's November 2, 1998 announcement that the Company was (i) revising its results of operations for the year ended July 31, 1998 from that which had been previously announced on September 16, 1998 and
(ii) restating its results of operations for the third quarter of fiscal 1998 from that which had been previously reported. On February 5, 1999, the Court entered an Order consolidating the actions and approved the selection of three law firms as co-lead counsel. A consolidated and amended complaint was filed on March 22, 1999. In addition to the defendants named in the original complaints, the amended complaint also named as defendants the underwriters of the Company's May 1998 secondary offering of common stock, Schroder & Co., Inc., William Blair & Company, and Hoak Breedlove Wesneski & Co. (the "Underwriter Defendants"). On May 6, 1999, defendants filed a motion to dismiss the consolidated and amended complaint in its entirety.

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

On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte

& Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleges that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs sought unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999 (the "Class").


On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche is not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The settlement provides that the Company's primary directors and officers liability insurer, American Home Insurance Company, will pay $2 million towards the settlement. In addition, the Company will pay $1 million and contribute one million shares of common stock, or the cash equivalent towards the proposed settlement. The Company also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. A separate agreement has also been reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche for the total amount of $2.25 million.

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

These settlements were finalized and approved by the Court on June 29, 2001. As a result of the settlements, the Company recovered $695,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche including legal fees and costs incurred in connection with the Company's claims against these entities. The amount recovered is reflected in the Consolidated Statement of Operations as a reduction to the provision for settlement of shareholder litigation. As explained above, the additional amounts recovered by the Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche were contributed to the settlement of the shareholder class action.

The Special Committee of the Board of Directors has kept the Securities and Exchange Commission ("SEC") apprised of its inquiry and the restatement process. The Company has received informal requests for information from the Staff of the Commission for documents and testimony concerning the circumstances of the restatement of the Company's prior period financial statements. The Company has cooperated with the Commission. In early October 2001, the Company received verbal notification from the SEC that the inquiry into the circumstances of the restatements of the Company's financial statements has been closed with no formal action being recommended.

The Company is also a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company

8.  INCOME TAXES

    The United States and Canadian components of income (loss) before income taxes are as follows:

                                                     YEARS ENDED JULY 31,
                                                   2001       2000      1999
                                                ---------  ---------  ------
    Canada                                     $  4,098    $  3,299    $  3,149
    United States                                   388      (4,980)    (10,828)
                                               --------    --------    --------
                                               $  4,486    $ (1,681)   $ (7,679)
                                               --------    --------    --------

    The provision for income tax consisted of the following:

    Current tax expense (benefit):
     Canada                                    $  1,991    $  1,546    $  1,489
     U.S                                           (109)         --          --
                                               --------    --------    --------
         Total current tax expense                1,882       1,546       1,489
                                               --------    --------    --------
    Deferred tax expense (benefit):
     Canada                                          47          87         107
     U.S                                            532          85      (2,599)
                                               --------    --------    --------
         Total deferred tax expense (benefit)       579         172      (2,492)
                                               --------    --------    --------
         Total income tax provision (benefit)  $  2,461    $  1,718    $ (1,003)
                                               --------    --------    --------

    Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components (in thousands):

                                                           JULY 31,
                                                     2001           2000
                                                   --------       --------
    Deferred tax asset:
     Allowance for doubtful accounts               $    247       $    304
     Fixed assets                                       171            130
     Amortization of intangibles                      2,049          2,628
     Accrued vacation                                   347            359
     Accrued Liabilities & other                        983            855
     Provision for settlement of shareholder            704            829
      litigation
     Charitable contribution carryover                   35             25
     Foreign tax credit carryforward                    393            393
     WOTC tax credit carryforward                       127            127
     State net operating loss carryforward            1,112          1,145
     Federal net operating loss carryforward          4,726          3,764
                                                   --------       --------
        Total deferred tax benefits                  10,894         10,559
    Less valuation allowance                         (5,980)        (5,113)
                                                   --------       --------
        Net deferred tax asset                        4,914          5,446
    Deferred tax liabilities:
     Fixed assets                                      (702)          (655)
                                                   --------       --------
        Total deferred tax liabilities                 (702)          (655)
                                                   --------       --------
        Net deferred tax asset                     $  4,212       $  4,791
                                                   --------       --------


    Financial Statements:

     Current deferred tax assets                   $  1,577       $  1,518
                                                   --------       --------

     Non-current deferred tax assets               $  2,635       $  3,273
                                                   --------       --------

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

    The Company has a federal net operating loss carryforward of $13,182 as of July 31, 2001. This carryforward is available to offset future United States federal taxable income. The net operating losses expire as follows: $333 in the year 2009, $3,197 in the year 2013, $2,622 in the year 2019, $4,347 in the year 2020 and $2,683 in the
    year 2021.

    The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries' undistributed earnings as of July 31, 2001. Such earnings are intended to be reinvested indefinitely.




    The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

                                                       YEARS ENDED JULY 31,
                                                    2001       2000       1999
                                                  -------    -------    -------
    Income taxes at statutory rate                $ 1,525    $  (572)   $(2,611)

    Effect on taxes resulting from:
       State taxes                                    314       (118)      (541)
       Foreign                                        410        330        315
       Increase in valuation allowance                867      2,409        930
       Other (including permanent differences)       (655)      (331)       904
                                                  -------    -------    -------
                                                  $ 2,461    $ 1,718    $(1,003)
                                                  -------    -------    -------

9.  RELATED PARTY TRANSACTIONS

    The Company leased facility from a member of the Company's board of directors. During the years ended July 31, 2001, 2000 and 1999, the Company paid approximately $55, $120 and $120, respectively, in rent to this party. Rent payments for these property were $10 per month. This lease was terminated in the third quarter of the fiscal year ended July 31, 2001.


10. RESERVE FOR DOUBTFUL ACCOUNTS

    The changes in the reserve for doubtful accounts are summarized below:

                                           Additions
                            Balance at     Charged to                   Balance
                           Beginning of    Costs and                   at End of
                               Year         Expenses     Deductions       Year
                               ----         --------     ----------       ----
Fiscal year ended:

         July 31, 2001        $  940         $  970        $1,138        $  772

         July 31, 2000        $1,320         $1,119        $1,499        $  940

         July 31, 1999        $  967         $2,109        $1,756        $1,320

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

                                                         YEARS ENDED JULY 31,
                                                     --------------------------
                                                       2001     2000      1999
                                                     -------  -------   -------
    Net income (loss) (in thousands):
      As reported                                    $ 2,025  $(3,399)  $(6,676)
      Pro forma                                      $ 1,593  $(3,764)  $(6,868)

    Earnings (loss) per share -- assuming dilution:
      As reported                                    $  0.20  $ (0.33)  $ (0.66)
      Pro forma                                      $  0.16  $ (0.37)  $ (0.68)

    The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 respectively: dividend yield of 0% for all years; expected volatility of 77%, 72% and 66%; risk-free interest rate of 5.50%, 4.31%, and 5.53%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2001,2000 and 1999 was $1.40, $1.32 and $3.91, respectively.

    Stock option activity during the periods indicated is as follows:

                                               YEARS ENDED JULY 31,
                                         --------------------------------
                                           2001        2000        1999
                                         --------    --------    --------

    Number of shares under option:
      Outstanding at beginning of year    814,330     734,220     501,477
      Granted                              18,000     185,000     374,000
      Exercised                                --          --     (17,477)
      Canceled                           (154,550)   (184,890)   (123,780)
                                         --------    --------    --------
      Outstanding at end of year          677,780     814,330     734,220
                                         --------    --------    --------
      Exercisable at end of year          403,318     288,572     177,044
                                         --------    --------    --------
    Weighted average exercise price:
      Granted                            $  1.683    $  1.687    $  4.828
      Exercised                                --          --       3.235
      Canceled                              4.881       5.543       9.706
      Outstanding at end of year            5.457       5.195       6.129
      Exercisable at end of year            6.236       6.657       7.124
                                         --------    --------    --------

    The following table summarizes information about stock options outstanding at July 31, 2001:

                               WEIGHTED AVERAGE
        NUMBER OF               REMAINING LIFE            WEIGHTED AVERAGE
         SHARES                   (IN YEARS)               EXERCISE PRICE
    ----------------           ----------------           ----------------
        109,000                      9.0                      $  1.438
         12,000                      9.3                      $  1.625
          6,000                      9.5                      $  1.800
        160,750                      7.7                      $  2.250
          6,000                      8.0                      $  2.875
         79,000                      3.5                      $  4.250
          6,000                      6.0                      $  7.250
        178,500                      5.0                      $  8.000
         70,530                      6.3                      $ 10.375
         50,000                      6.8                      $ 11.875
    -----------                      ---                      --------
        677,780                      6.52                     $  5.457

12. EMPLOYEES' DEFINED CONTRIBUTION PLAN

    The Company sponsors a defined contribution plan (the Plan) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation invested on a pre-tax basis at their option. The Company may make discretionary contributions to the Plan as determined by the Company's Board of Directors. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2001, 2000, and 1999.


13. SEGMENT INFORMATION

    Dynamex Inc. operates in one reportable business segment, same-day delivery services. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income (loss) before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2001, 2000 and 1999:

                                              United
                                              States        Canada       Total
                                              ------        ------       -----
    2001
    Sales                                    $ 165,144     $ 84,270    $249,414
    Operating income                             4,299        5,222       9,451
    Identifiable assets                         96,678       25,234     121,912
    Capital expenditures                         1,930          269       2,199
    Depreciation and amortization                2,528          589       3,117
    Amortization of intangibles                  3,909          388       4,297

    2000
    Sales                                    $ 168,437     $ 83,038    $251,475
    Operating income (loss)                       (977)       4,953       3,976
    Identifiable assets                        109,256       17,268     126,524
    Capital expenditures                         2,471          236       2,707
    Depreciation and amortization                2,835          765       3,600
    Amortization of intangibles                  4,822          509       5,331

    1999
    Sales                                     $161,515     $ 78,116    $239,631
    Operating income (loss)                     (7,254)       4,147      (3,107)
    Identifiable assets                        108,724       21,698     130,422
    Capital expenditures                         2,909          523       3,432
    Depreciation and amortization                2,186          881       3,067
    Amortization of intangibles                  9,635          509      10,144

14. QUARTERLY DATA (UNAUDITED)

    Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands except per share amounts and business days):

                                               Quarter Ended
                                               -------------
                             October 31,  January 31,  April 30,     July 31,
                             -----------  -----------  ---------     --------
2001--
Sales                          $ 64,824    $ 62,531     $ 59,938     $ 62,121
Gross profit                     20,004      19,307       18,383       18,811
Net income (loss)              $    498    $     59     $    (17)    $  1,485
Net income (loss) per share
   basic                       $   0.05    $   0.01     $  (0.00)    $   0.15
   assuming dilution           $   0.05    $   0.01     $  (0.00)    $   0.14
                               --------    --------     --------     --------
Average shares outstanding       10,207      10,207       10,207       10,207
                               --------    --------     --------     --------
Number of business days            63.4        62.2         63.3         64.0
                               --------    --------     --------     --------

                                               Quarter Ended
                                               -------------
                             October 31,  January 31,  April 30,     July 31,
                             -----------  -----------  ---------     --------
2000--
Sales                          $ 62,723    $ 61,778     $ 63,022     $ 63,952
Gross profit                     20,426      19,859       19,939       19,576
Net income (loss)              $    405    $   (352)    $   (506)    $ (2,946)
Net income (loss) per share
     basic                     $   0.04    $  (0.03)    $  (0.05)    $  (0.29)
     assuming dilution         $   0.04    $  (0.03)    $  (0.05)    $  (0.29)
                               --------    --------     --------     --------
Average shares outstanding       10,207      10,207       10,207       10,207
                               --------    --------     --------     --------
Number of business days            64.3        61.8         62.0         63.9
                               --------    --------     --------     --------

    Net income for the quarter ended July 31, 2001 includes other income of approximately $700,000 related to the settlement of claims related to the shareholder class-action lawsuit and gains on sales of surplus radio licenses of $375,000. The quarter ending July 31, 2000 includes a provision for the settlement of the shareholder class-action lawsuit of $2.3 million.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
-------        -----------------------------------------------------------------
 3.1(2)     -- Restated Certificate of Incorporation of Dynamex Inc.
 3.2(3)     -- Bylaws, as amended and restated, of Dynamex Inc.
 4.1(2)     -- Rights Agreement between Dynamex Inc. and Harris Trust and
                     Savings Bank, dated July 5, 1996.
 4.2(1)     -- Amendment No. 1 to Rights Agreement between Dynamex Inc. and
                     ComputerShare Investor Services, LLC (formerly Harris
                     Trust and Savings Bank), dated January 11, 2001.
 4.3(1)     -- Amendment No. 2 to Rights Agreement between Dynamex Inc. and
                     ComputerShare Investor Services, LLC (formerly Harris
                     Trust and Savings Bank), dated October 4, 2001.
10.1(4)     -- Amendment No. 2 to Employment Agreement of Richard K. McClelland.
10.2(3)     -- Dynamex Inc. Amended and Restated 1996 Stock Option Plan.
10.3(2)     -- Marketing and Transportation Services Agreement, between
                     Purolator Courier Ltd. and Parcelway Courier Systems
                     Canada Ltd., dated November 20, 1995.
10.4(2)     -- Form of Indemnity Agreements with Executive Officers and
                     Directors.
10.5(3)     -- Second Amended and Restated Credit Agreement by and among the
                     Company and NationsBank of Texas, N.A., as agent for the lenders named therein, dated August 26, 1997.
10.6(5)     -- First Amendment to Second Amended and Restated Credit Agreement
                     by and among the Company and NationsBank of Texas, N.A.,
                     as agent for the lenders named therein, dated May 5, 1998.
10.7(6)     -- Second Amendment to Second Amended and Restated Credit Agreement
                     by and among the Company and Nationsbank of Texas, N.A.,
                     as agent for the lenders therein, dated January 31, 1999.
10.8(6)     -- Third Amendment to Second Amended and Restated Credit Agreement
                     by and among the Company and Nationsbank of Texas, N.A.,
                     as agent for the lenders therein, dated June 28, 2000.
10.8(7)     -- Fourth Amendment to Second Amended and Restated Credit Agreement
                     by and among the Company and Nationsbank of Texas, N.A.,
                     as agent for the lenders therein, dated October 30, 2000.
10.8(1)     -- Third Amended and Restated Credit Agreement by and among the
                     Company and Bank of America, N.A., as administrative agent for the lenders therein, dated November 9, 2001.
11.1(1)     -- Statement regarding computation of earnings (loss) per share.
21.1(1)     -- Subsidiaries of the Registrant.
23.1(1)     -- Consent of BDO Seidman, LLP.

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

(7) Filed as an exhibit to the registrant's annual report on Form 10-K for the fiscal year ended July 31, 2000, and incorporated herein by reference.