Form 10-Q
period 2001-10-31
DYNAMEX INC
filed 2001-12-17
CIK 1015483

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

                 For the quarterly period ended October 31, 2001


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-21057




                                  DYNAMEX INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                                86-0712225
        (State of incorporation)                           (I.R.S. Employer Identification No.)


            1870 Crown Drive                                               75234
              Dallas, Texas                                              (Zip Code)
(Address of principal executive offices)


              Registrant's telephone number, including area code:
                                 (214) 561-7500




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         The number of shares of the registrant's common stock, $.01 par value, outstanding as of December 1, 2001 was 10,206,817 shares.

================================================================================

DYNAMEX INC.

--------------------------------------------------------------------------------


                                      INDEX


                                                                                                 PAGE

PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets                                         2
                         October 31, 2001 (Unaudited) and July 31, 2001

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three months ended October 31, 2001 and 2000

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Three months ended October 31, 2001 and 2000

                      Notes to Condensed Consolidated Financial Statements                          5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   7
                         and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   13

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                                            14

           Item 4.    Submission of Matters to a Vote of Security Holders                          14

           Item 6.    Exhibits and Reports on Form 8-K                                             14

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
--------------------------------------------------------------------------------


                                                                     October 31,        July 31,
                                                                        2001              2001
                                                                    -------------    -------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT
Cash and cash equivalents                                           $       9,182    $       8,066
Accounts receivable (net of allowance for doubtful accounts
   of $863 and $986, respectively)                                         26,137           24,799
Prepaid and other current assets                                            2,547            3,328
Deferred income tax                                                         1,497            1,577
                                                                    -------------    -------------
TOTAL CURRENT ASSETS                                                       39,363           37,770

Property and equipment - net                                                5,897            6,165
Intangibles - net                                                          74,324           74,527
Deferred income taxes                                                       2,179            2,635
Other assets                                                                  643              815
                                                                    -------------    -------------
              Total assets                                          $     122,406    $     121,912
                                                                    =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable trade                                              $       5,073    $       4,265
Accrued liabilities                                                        13,033           13,080
Current portion of long-term debt                                          10,981           11,066
                                                                    -------------    -------------
              Total Current Liabilities                                    29,087           28,411

L0NG-TERM DEBT                                                             31,733           32,198
OTHER LIABILITIES                                                           1,313            1,313
                                                                    -------------    -------------
Total liabilities                                                          62,133           61,922
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                            --               --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,207 and 10,207 outstanding, respectively                                102              102
Additional paid-in capital                                                 72,759           72,759
Retained earnings                                                         (10,669)         (11,576)
Unrealized foreign currency translation adjustment                         (1,919)          (1,295)
                                                                    -------------    -------------
              Total stockholders' equity                                   60,273           59,990
                                                                    -------------    -------------
              Total liabilities and stockholders' equity            $     122,406    $     121,912
                                                                    =============    =============




     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------



                                                                           Three months ended
                                                                               October 31,
                                                                    ------------------------------
                                                                         2001             2000
                                                                    -------------    -------------
 Sales                                                              $      61,736    $      64,824

 Cost of sales                                                             43,456           44,820
                                                                    -------------    -------------

 Gross profit                                                              18,280           20,004

 Selling, general and administrative expenses                              14,809           15,589
 Depreciation and amortization                                                782            2,029
 (Gain) loss on disposal of property and equipment                            (18)              (2)
                                                                    -------------    -------------

 Operating income                                                           2,707            2,388

 Interest expense                                                             910            1,344
 Other income                                                                 (26)             (45)
                                                                    -------------    -------------

 Income  before taxes                                                       1,823            1,089

 Income tax expense                                                           916              591
                                                                    -------------    -------------

Net income                                                          $         907    $         498
                                                                    =============    =============

Earnings  per common share - basic:                                 $        0.09    $        0.05
                                                                    =============    =============

Earnings  per common share - assuming dilution:                     $        0.09    $        0.05
                                                                    =============    =============

Weighted average shares:
   Common shares outstanding                                               10,207           10,207
   Adjusted common shares - assuming
      exercise of stock options                                            10,245           10,210



     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
--------------------------------------------------------------------------------



                                                                                          Three months ended
                                                                                              October 31,
                                                                                   ------------------------------
                                                                                       2001              2000
                                                                                   -------------    -------------
OPERATING ACTIVITIES
Net income                                                                         $         907    $         498
Adjustments to reconcile net income  to  net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                             745              800
   Amortization of intangible assets                                                          37            1,263
   Provision for losses on accounts receivable                                               219              258
   Deferred income taxes                                                                     536              209
   Gain on disposal of property and equipment                                                (17)              (2)
Changes in current operating assets and liabilities:
   Accounts receivable                                                                    (1,557)          (1,045)
   Prepaids and other assets                                                                 781              464
   Accounts payable and accrued liabilities                                                  761             (789)
                                                                                   -------------    -------------
Net cash provided by operating activities                                                  2,412            1,656
                                                                                   -------------    -------------

INVESTING ACTIVITIES
Payments for acquisitions                                                                     --             (437)
Purchase of property and equipment                                                          (514)            (324)
Net proceeds from disposal of property and equipment                                          17                4
                                                                                   -------------    -------------
Net cash used in investing activities                                                       (497)            (757)
                                                                                   -------------    -------------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                      (1,550)             (92)
Net borrowings under line of credit                                                        1,000             (500)
Other assets and deferred offering costs                                                     (41)             203
                                                                                   -------------    -------------
Net cash provided by financing activities                                                   (591)            (389)
                                                                                   -------------    -------------

EFFECT OF EXCHANGE RATES ON CASH                                                            (208)            (252)
                                                                                   -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                            1,116              258
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             8,066            5,600
                                                                                   -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $       9,182    $       5,858
                                                                                   =============    =============

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest                                                             $         850    $       2,483
                                                                                   =============    =============
Cash paid for taxes                                                                $       1,194    $         361
                                                                                   =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Assets acquired liabilities paid and consideration paid for acquisitions were as follows:
         Accrual of earnouts to former owners                                      $          --    $          26
         Prior year earnouts converted to notes payable                                       --           (1,240)
         Change in accrued earnouts                                                           --            1,651
                                                                                   -------------    -------------
         Cash payments for acquisitions                                            $          --    $         437
                                                                                   =============    =============



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

The operating subsidiaries of the Company, with country of incorporation, are as follows:

         o        Dynamex Operations East, Inc. (U.S.)

         o        Dynamex Operations West, Inc. (U.S.)

         o        Dynamex Dedicated Fleet Services, Inc. (U.S.)

         o        Dynamex Canada Inc. (Canada)

         o        Alpine Enterprises Ltd. (Canada)

         o        Roadrunner Transportation, Inc. (U.S.)

         o        New York Document Exchange Corp. (U.S.)

The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company's audited financial statements for the fiscal year ended July 31, 2001.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 2001, the results of its operations for the three-month periods ended October 31, 2001 and 2000 and its cash flows for the three month periods ended October 31, 2001 and 2000.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended October 31, 2001 was $282 compared to $82 for the same period ended October 31, 2000. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation loss of $625 and $416 for the three months ended October 31, 2001 and 2000, respectively.

3. BANK CREDIT AGREEMENT AND OTHER LONG-TERM DEBT

On November 9, 2001, the Company amended its bank credit agreement. Under the terms of the Third Amended and Restated Credit Agreement, the Company prepaid $5 million of the amortizing term loan from available cash and the facility was extended through February 28, 2003. The new facility consists of an amortizing term loan of $22.4 million and a $19.5 million revolving credit facility. The revolving credit facility will be governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, until maturity, at which time any amounts outstanding under the facility, are due. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. In addition, the company is required to pay a commitment fee of 0.50% for any unused amounts of the revolving credit facility. At October 31, 2001, the weighted-average interest rate for all outstanding borrowings was approximately 6.25%.

Borrowings under the agreement are secured by all of the Company's assets in the United States and by 100% of the stock of the Company's principal Canadian subsidiaries. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each quarter beginning July 31, 2001, by the amount of excess cash flow, all as defined in the agreement. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances.

4. GOODWILL AND INTANGIBLE ASSETS

In August 2001, the Company elected to adopt SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

At October 31, 2001, goodwill and other intangible assets consist of the following:

Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Amortization of goodwill ceased effective August 1, 2001.

The pro forma effect of the adoption of SFAS No. 142 on the reported net income for the three months ended October 31, 2000 is as follows:


           Reported net income                                                  $   498

           Add back:  Amortization of goodwill                                      904
                                                                                -------

           Net income, as adjusted                                              $ 1,402
                                                                                -------

           Basic and diluted earnings per share:

                Reported net income                                             $  0.05

                Amortization of goodwill                                        $  0.09
                                                                                -------

           Basic and diluted earnings per share, as adjusted                    $  0.14
                                                                                -------

SFAS No. 142 requires that a transitional impairment test be completed within six months from the date of adoption. The Company intends to complete the transitional impairment test within the allotted time.

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

A significant portion of the Company's revenues is generated in Canada. For the three month period ended October 31, 2001, Canadian revenues accounted for approximately 32.8% of total consolidated revenue, compared to 32.5% for the same period in 2000.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales.

                                                                  Three months ended
                                                                     October 31,
                                                           ------------------------------
                                                                2001            2000
                                                           -------------    -------------
           Sales                                                   100.0%           100.0%
           Cost of sales                                            70.4%            69.1%
                                                           -------------    -------------
           Gross profit                                             29.6%            30.9%

           Selling, general and
              administrative expenses                               24.0%            24.0%
           Depreciation and amortization                             1.2%             3.2%
           Loss on disposal of assets                                 --%              --%
                                                           -------------    -------------
           Operating income                                          4.4%             3.7%

           Interest expense and other                                1.4%             2.0%
                                                           -------------    -------------

           Income before taxes                                       3.0%             1.7%
                                                           =============    =============


THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000.

Net income for the three months ended October 31, 2001 was $907,000 compared to $498,000 for the three months ended October 31, 2000. Lower selling, general and administrative and interest expense, along with the elimination of amortization of goodwill associated with the adoption of Financial Accounting Standards Board Statement No. 142 ("SFAS No. 142"), more than offset the decline in gross profit from reduced sales in the three months ended October 31, 2001 compared to the prior year period. Income tax expense increased $325,000 in 2001 to $916,000 and, as a percentage of income before taxes, was 50% in 2001 compared to 54% in 2000.

Sales for the three months ended October 31, 2001 decreased $3.1 million, or 4.8%, to $62 million from $65 million for the same period in 2000. On a revenue per day basis, sales declined 4.7% in 2001 compared to 2000, with Canadian sales declining 5.6% and U.S. sales declining 4.2%. The decrease in the conversion rate, between the U.S. dollar and the Canadian dollar for the three months ended October 31, 2001 versus 2000, had the effect of decreasing sales for the three months ended October 31, 2001 by approximately $0.4 million had the conversion rate been the same as the prior year. In Canadian

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



dollars, Canadian sales declined 1.4% on a revenue per day basis in 2001 versus 2000.

The decline in sales is directly attributable to the economic slowdown in both the U.S. and Canada and has primarily impacted on-demand services. During periods of economic hard times, companies generally ship fewer products or switch to next day or later service for non-essential deliveries in order to reduce costs. On-demand sales declined $5.8 million (15.7%) to $31 million, and from 56.9% to 50.4% as a percentage of total sales in the three months ended October 31, 2001 compared to the same period last year. The decline in on-demand sales was partially offset by the growth in dedicated, distribution and outsourcing. These services increased $2.7 million (9.7%) in the three months ended October 31, 2001 compared to the same period last year.

Cost of sales for the three months ended October 31, 2001 declined $1.4 million, or 3.0%, to $43 million from $45 million for the same period ended in 2000 . Cost of sales, as a percentage of sales, increased to 70.4% for the three months ended October 31, 2001 from 69.1% for the same period ended in 2000. This increase in cost of sales primarily results from the increase in scheduled and distribution and other specialized services revenues as a percentage of total sales and the associated reduction in on demand revenues. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand revenues.

Selling, general and administrative ("SG & A") expenses for the three months ended October 31, 2001 decreased $780,000, or 5.0%, to $14.8 million from $15.6 million for the same period in 2000 This decrease in SG & A expenses in the three months ended October 31, 2001 is attributable to several factors. In the prior year, the Company incurred approximately $400,000 for temporary accounting assistance related to the re-audit of prior years and severance costs. In the current year, the Company eliminated approximately $270,000 of non-essential employee related costs such as travel and entertainment and, through cost reduction initiatives, reduced communication and office cost by approximately $200,000. As a percentage of sales, SG & A expenses were 24.0% for the three months ended October 31, 2001, unchanged from the same period last year due to lower sales in 2001.

For the three months ended October 31, 2001, depreciation and amortization was $0.8 million compared to $2.0 million for the same period ended in 2000. This decrease is primarily attributable to the adoption of SFAS No. 142 ($0.9 million) and the reduction in amortization of covenants not-to-compete that are fully amortized after three years ($0.3 million). Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment. The company must complete a transitional impairment test within six months from the date of adoption. The Company intends to complete the transitional goodwill impairment test within this allotted time.

Interest expense for the three months ended October 31, 2001 decreased $435,000 or 32% to $0.9 million from $1.3 million for the same period ended in 2000, and as a percentage of sales, to 1.4% from 2.0%. This decline results from both a lower interest rate and lower debt. In the prior year quarter, interest rates were higher than the current quarter and, in addition, the Company was charged the default rate of interest (an additional 2%).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.4 million for the three months ended October 31, 2001 compared to $1.7 million for the same period in 2000. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $1.9 million for the three months ended October 31, 2001 compared to $2.8 million for the three months ended October 31, 2000, a reflection of lower sales and gross profit.

Capital expenditures for the three months ended October 31, 2001 were approximately $514,000. Management expects annual capital expenditures to be in the $0.8 to $1.5 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $13 million of outstanding debt has been fixed at 6.14%. This hedging arrangement is effective October 31, 2001 and matures on February 28, 2003. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) was approximately $3.4 million for the three months ended October 31, 2001, compared to $4.4 million in the same period last year. This decline is attributable to lower sales and gross profit in the current year that was partially offset by lower selling, general and administrative costs. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company's cash flows from operations for the three months ended October 31, 2001 were approximately $2.4 million. Consequently, purchases of property and equipment and payments of long-term debt were financed entirely by internally generated cash flow.

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

DEFERRED TAXES

During the three months ended October 31, 2001, U.S. tax deductions exceeded financial statement deductions by approximately $1.6 million. As a result, net deferred tax assets were reduced by approximately $0.6 million during this quarter, with an offsetting charge to tax expense in the Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $15 million and has established an 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

ACQUISITION STRATEGY; POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company completed its last acquisition in August 1998. Currently, there are no pending acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company must obtain the consent of its primary lenders to consummate any

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


acquisition. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable.

HIGHLY COMPETITIVE INDUSTRY

The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with the Company not only for provision of services but also for acquisition candidates and qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future.

CLAIMS EXPOSURE

As of December 1, 2001, the Company utilized the services of approximately 4,600 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers own their own vehicles and as of December 1, 2001, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



FOREIGN EXCHANGE

Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollars result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations; therefore, any change in the exchange rate will affect the Company's reported revenues for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.1 million and a decrease in quarterly net income of approximately $35,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

The Company has entered into an interest rate protection agreement on a portion of the borrowings under its bank credit facility. Through an interest rate swap, the interest rate on $13 million of outstanding debt has been fixed at 6.14%. This hedging agreement is effective October 31, 2001 and expires on February 28, 2003. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

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



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  10.3     Dynamex Inc. Amended and Restated 1996 Stock Option
                           Plan


                  11.1     Calculation of Net Income Per Common Share

         (b)      Reports on Form 8-K:

                     None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DYNAMEX INC.



Dated: December 17, 2001                by /s/ Richard K. McClelland
                                          ------------------------------------
                                          Richard K. McClelland
                                          President, Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)



Dated: December 17, 2001                by /s/ Ray E. Schmitz
                                          ------------------------------------
                                          Ray E. Schmitz
                                          Vice President - Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.3          Dynamex Inc. Amended and Restated 1996 Stock Option Plan

  11.1          Calculation of Net Income Per Common Share