Form 10-Q
period 2002-01-31
DYNAMEX INC
filed 2002-03-18
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2002

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

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 8, 2002 was 10,506,817 shares.

DYNAMEX INC.

================================================================================

                                      INDEX

                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         January 31, 2002 (Unaudited) and July 31, 2001

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three and Six Months ended January 31, 2002 and 2001

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Six Months ended January 31, 2002 and 2001

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   7
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  14

PART II.              OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           15
           Item 6.    Exhibits and Reports on Form 8-K.                                            15

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
--------------------------------------------------------------------------------


                                                                          January 31,       July 31,
                                                                             2002             2001
                                                                          -----------      -----------
                                                                          (Unaudited)
                                               ASSETS
CURRENT
Cash and cash equivalents                                                 $     3,724      $     8,066
Accounts receivable (net of allowance for doubtful accounts
   of $788 and $986, respectively)                                             23,495           24,799
Prepaid and other current assets                                                1,491            3,328
Deferred income tax                                                             1,373            1,577
                                                                          -----------      -----------
TOTAL CURRENT ASSETS                                                           30,083           37,770

Property and equipment - net                                                    5,819            6,165
Intangibles - net                                                              74,768           74,527
Deferred income taxes                                                           1,709            2,635
Other assets                                                                      642              815
                                                                          -----------      -----------
TOTAL ASSETS                                                              $   113,021      $   121,912
                                                                          ===========      ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT
Accounts payable trade                                                    $     4,268      $     4,265
Accrued liabilities                                                            12,903           13,080
Current portion of long-term debt                                               5,914           11,066
                                                                          -----------      -----------
TOTAL CURRENT LIABILITIES                                                      23,085           28,411

Long-term debt                                                                 28,150           32,198
Provision for lawsuit settlement                                                  919            1,313
                                                                          -----------      -----------
TOTAL LIABILITIES                                                              52,154           61,922
                                                                          -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                                --               --
Common stock; $0.01 par value, 50,000 shares authorized;
   10,507 and 10,207 outstanding, respectively                                    105              102
Additional paid-in capital                                                     73,150           72,759
Retained deficit                                                              (11,120)         (11,576)
Unrealized foreign currency translation adjustment                             (1,268)          (1,295)
                                                                          -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                     60,867           59,990
                                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   113,021      $   121,912
                                                                          ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                              Three months ended              Six months ended
                                                                  January 31,                    January 31,
                                                          --------------------------      -------------------------
                                                             2002            2001            2002           2001
                                                          ----------      ----------      ----------      ---------
 Sales                                                    $   57,077      $   62,531      $  118,813      $ 127,355

 Cost of sales                                                39,827          43,224          83,283         88,044
                                                          ----------      ----------      ----------      ---------

 Gross profit                                                 17,250          19,307          35,530         39,311

 Selling, general and administrative expenses                 14,326          15,263          29,135         30,852
 Depreciation and amortization                                   736           1,957           1,518          3,986
 (Gain) loss on disposal of property and equipment                 5              (6)            (13)            (8)
                                                          ----------      ----------      ----------      ---------

 Operating income                                              2,183           2,093           4,890          4,481

 Interest expense                                                766           1,364           1,676          2,708
 Other (income) expense                                          573             (56)            547           (101)
                                                          ----------      ----------      ----------      ---------

 Income before taxes                                             844             785           2,667          1,874

 Income tax expense                                            1,294             726           2,210          1,317
                                                          ----------      ----------      ----------      ---------

Net income  (loss)                                        $     (450)     $       59      $      457      $     557
                                                          ==========      ==========      ==========      =========

Earnings (loss)  per common share - basic:                $    (0.04)     $     0.01      $     0.04      $    0.05
                                                          ==========      ==========      ==========      =========

Earnings (loss) per common share - assuming dilution:     $    (0.04)     $     0.01      $     0.04      $    0.05
                                                          ==========      ==========      ==========      =========

Weighted average shares:
   Common shares outstanding                                  10,363          10,207          10,285         10,207
   Adjusted common shares - assuming
      exercise of stock options                               10,363          10,207          10,320         10,207

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
-------------------------------------------------------------------------------

                                                                                        Six months ended
                                                                                           January 31,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   ----------      ----------
OPERATING ACTIVITIES
Net income                                                                         $      457      $      557
Adjustments to reconcile net income  to  net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                        1,461           1,617
   Amortization of intangible assets                                                       56           2,369
   Provision for losses on accounts receivable                                            367             534
   Deferred income taxes                                                                1,130             607
   Gain on disposal of property and equipment                                             (13)             (8)
Changes in current operating assets and liabilities:
   Accounts receivable                                                                    938            (333)
   Prepaids and other assets                                                            1,835             906
   Accounts payable and accrued liabilities                                              (174)         (2,720)
                                                                                   ----------      ----------
Net cash provided by operating activities                                               6,057           3,529
                                                                                   ----------      ----------

INVESTING ACTIVITIES
Payments for acquisitions                                                                  --            (681)
Purchase of property and equipment                                                     (1,147)           (667)
Net proceeds from disposal of property and equipment                                       12              12
                                                                                   ----------      ----------
Net cash used in investing activities                                                  (1,135)         (1,336)
                                                                                   ----------      ----------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                   (8,098)         (1,854)
Net borrowings (payments) under line of credit                                         (1,100)            600
Other assets and deferred offering costs                                                 (429)            149
                                                                                   ----------      ----------
Net cash used in financing activities                                                  (9,627)         (1,105)
                                                                                   ----------      ----------

                                                                                   ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH FLOW INFORMATION                                         363             (49)
                                                                                   ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (4,342)          1,039
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          8,066           5,600
                                                                                   ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    3,724      $    6,639
                                                                                   ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $    1,448      $    3,710
                                                                                   ==========      ==========
Cash paid for taxes                                                                $    1,287      $      692
                                                                                   ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Issuance of 300 shares in shareholder class action lawsuit settlement         $      394      $       --
     Assets acquired, liabilities paid and consideration paid
      for acquisitions were as follows:
         Accrual of earnouts to former owners                                      $       --      $      201
         Prior year earnouts converted to notes payable                                    --          (1,240)
         Change in accrued earnouts                                                        --           1,720
                                                                                   ----------      ----------
         Cash payments for acquisitions                                            $       --      $      681
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

The operating subsidiaries of the Company, with country of incorporation, are as follows:

        o        Dynamex Operations East Inc. (U.S.)
        o        Dynamex Operations West Inc. (U.S.)
        o        Dynamex Dedicated Fleet Services, Inc. (U.S.)
        o        Dynamex Canada Corp. (Canada)
        o        Alpine Enterprises Ltd. (Canada)
        o        Roadrunner Transportation, Inc. (U.S.)
        o        New York Document Exchange Corp. (U.S.)

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 2002, the results of its operations for the three and six month periods ended January 31, 2002 and 2001 and its cash flows for the six month periods ended January 31, 2002 and 2001.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three and six months ended January 31, 2002 was $201 and $483, respectively, compared to $352 and $434 for the same periods ended January 31, 2001. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation gain of $651 and $26 in the three and six month periods ended January 31, 2002, respectively, compared to a gain of $293 and a loss of $123 for the same periods in the prior year. The translation gain realized in the three-month period ended January 31, 2002 offsets the $714 foreign currency translation adjustment realized on the repatriation of excess Canadian cash that is included in the Condensed Statement of Consolidated Operations.

3.       GOODWILL AND INTANGIBLE ASSETS

In August 2001, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company has completed the initial assessment as required by SFAS No. 142 and has determined that the carrying value of each of its reporting units, identified as the United States and Canada, exceeded the reporting units' fair value. The Company is currently in the process of completing the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a non-cash, after-tax charge of between $16 and $20 million as the cumulative effect of a change in accounting principle in the Statement of Operations. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by the end of the Company's fiscal year end on July 31, 2002.

At January 31, 2002, goodwill and other intangible assets and the related amortization expense consist of the following:


                                                  2002                                    Amortization Expense
                                 ---------------------------------------     -----------------------------------------------
                                                                              Three Months Ended        Six Months Ended
                                                                                  January 31,               January 31,
                                              Accumulated                    ---------------------     ---------------------
                                  Asset       Amortization        Net          2002         2001         2002         2001
                                 --------     ------------      --------     --------     --------     --------     --------
Goodwill                         $ 88,779     $    (15,054)     $ 73,725     $     --     $    891     $     --     $  1,795
Covenants not-to-compete            9,909           (9,881)           28           14          282           46          634
Trademarks                            470              (55)          415            5            2           10            6
Deferred bank financing fees          808             (208)          600          210           93          294          188
                                 --------     ------------      --------     --------     --------     --------     --------

Total                            $ 99,966     $    (25,198)     $ 74,768     $    229     $  1,268     $    350        2,623
                                 ========     ============      ========     ========     ========     ========     ========


Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Amortization of goodwill ceased effective August 1, 2001.

The pro forma effect of the adoption of SFAS No. 142 on the reported net income for the three and six months ended January 31, 2001 is as follows:

                                                     Three Months Ended     Six Months Ended
                                                       January 31,2001      January 31, 2001
                                                     ------------------     ----------------
          Reported net income                             $     59              $   557
          Add back:  Amortization of goodwill                  891                1,795
                                                          --------              -------

          Net income, as adjusted                         $    950              $ 2,352
                                                          --------              -------

          Basic and diluted earnings per share:
               Reported net income                        $   0.01              $  0.05
               Amortization of goodwill                   $   0.09              $  0.18
                                                          --------              -------

          Basic and diluted earnings per share, as
          adjusted                                        $   0.10              $  0.23
                                                          --------              -------

4.       CONTINGENCIES

The Company agreed to, among other things, contribute one million shares of common stock towards the settlement of the shareholder class action lawsuit pursuant to the Memorandum of Understanding dated September 20, 2000. During the period ended January 31, 2002, the Company issued 300,000 shares of common stock. The remaining 700,000 shares will be issued during the Company's fiscal third quarter.

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

A significant portion of the Company's revenues is generated in Canada. For the three and six month periods ended January 31, 2002, Canadian revenues accounted for approximately 32.7% and 32.8%, respectively, of total consolidated revenue, compared to 34.5% and 33.8% for the same periods in 2001.

RESULTS OF OPERATIONS

Results of Operations

                                                        Three months ended       Six months ended
                                                            January 31,             January 31,
                                                       --------------------    --------------------
                                                         2002        2001        2002        2001
                                                       --------    --------    --------    --------
 Sales                                                    100.0%      100.0%      100.0%      100.0%

 Cost of sales                                             69.8%       69.1%       70.1%       69.1%
                                                       --------    --------    --------    --------

           Gross profit                                    30.2%       30.9%       29.9%       30.9%

 Selling, general and administrative expenses              25.1%       24.4%       24.5%       24.2%
 Depreciation and amortization                              1.3%        3.1%        1.3%        3.1%
 (Gain) loss on disposal of property and equipment          0.0%        0.0%        0.0%        0.0%
                                                       --------    --------    --------    --------

 Operating income                                           3.8%        3.4%        4.1%        3.6%

 Interest expense                                           1.3%        2.2%        1.4%        2.1%
 Other (income) expense                                     1.0%       (0.1)%       0.5%       (0.1)%
                                                       --------    --------    --------    --------

 Income before taxes                                        1.5%        1.3%        2.2%        1.6%
                                                       ========    ========    ========    ========

 Income tax expense                                         2.3%        1.2%        1.9%        1.0%
                                                       --------    --------    --------    --------

Net income  (loss)                                         (0.8)%       0.1%        0.3%        0.6%
                                                       ========    ========    ========    ========

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001.

The Company incurred a net loss for the three months ended January 31, 2002 of $450,000 ($0.04 per share) compared to net income of $59,000 ($0.01 per share) in the same period last year. Results for the current quarter include one-time charges totaling $1.1 million associated with restructuring Canadian operations that allowed the Company to repatriate excess Canadian cash and pay down long-term debt by $5 million. These charges include a non-cash foreign currency translation adjustment of $714,000, Canadian taxes of $226,000 and professional fees of approximately $200,000. Excluding those one-time charges, net income for the second quarter was $690,000 or $0.07 per share. Comparatively, the pro forma effect of the adoption of SFAS No. 142 on the reported net income for the three-month period ended January 31, 2001 would have been to increase net income by $891,000 to $950,000, or $0.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Sales for the three months ended January 31, 2002 decreased $5.4 million, or 8.7%, to $57.1 million from $62.5 million for the same period in 2001. There was a decrease in the conversion rate between the U.S. dollar and the Canadian dollar for the three months ended January 31, 2002 versus 2001 that had the effect of decreasing sales for the three months ended January 31, 2002 by more than $1.0 million had the conversion rate been the same as the period ended in 2001. The three months ended January 31, 2002 had 61.2 revenue days compared to
61.9 revenue days in the same period last year. On a revenue per day basis, sales decreased 7.8% in 2002 compared to 2001 with Canadian sales decreasing 13.3% and U.S. sales decreasing 4.8%. In Canadian dollars, Canadian sales decreased 9.4% on a revenue per day basis in 2002 versus 2001.

The decline in sales is directly attributable to the economic slowdown in both the U.S. and Canada and has primarily impacted on-demand services. On-demand sales declined $6.6 million (18.9%) to $28.3 million, and from 55.9% to 49.6% as a percentage of total sales in the three months ended January 31, 2002 compared to the same period last year. The decline in on-demand sales was partially offset by the growth in scheduled and distribution, and outsourcing services. These services increased $1.2 million (4.2%) in the three months ended January 31, 2002 compared to the same period last year.

Cost of sales for the three months ended January 31, 2002 decreased $3.4 million, or 7.9%, to $39.8 million from $43.2 million for the same period in 2001. Cost of sales, as a percentage of sales, increased to 69.8% for the three months ended January 31, 2002 from 69.1% for the same period ended in 2001. This increase primarily results from the change in the overall business mix of the Company. Scheduled and distribution and other specialized services sales are increasing as a percentage of total sales while on demand sales have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand sales.

Selling, general and administrative ("SG & A") expenses for the three months ended January 31, 2002 decreased $937,000, or 6.1%, to $14.3 million from $15.3 million for the same period in 2001. This decrease is attributable to several factors. Salaries and benefits declined almost $600,000 as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas, as well as lower administrative salaries. The Company has eliminated approximately $400,000 of non-essential employee related costs including travel and entertainment. Through on-going cost reduction initiatives, the Company has reduced communication and office cost by approximately $140,000 in the three-month period ended January 31, 2002. These cost savings were partially offset by an increase in professional fees of approximately $200,000 related to the restructuring of our Canadian operations. As a percentage of sales, SG & A expenses were 25.1% for the three months ended January 31, 2002, compared to 24.4% in the same period last year due to lower sales in 2002.

For the three months ended January 31, 2002, depreciation and amortization was $0.7 million compared to $2.0 million for the same period ended in 2001. This decrease is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") ($0.9 million) and the reduction in amortization of covenants not-to-compete that are fully amortized after three years ($0.3 million). SFAS No. 142 requires management to perform a two-phase assessment of the carrying amount of goodwill. The first phase has been completed and management has determined that impairment exists. The Company is currently completing the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a non-cash, after-tax charge of between $16 and $20 million as the cumulative effect of a change in accounting principle in the Statement of Operations. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by the end of the Company's fiscal year end on July 31, 2002.

Interest expense for the three months ended January 31, 2002 was $766,000, down 16% from the first quarter of fiscal year 2002 and 44% from the prior year period. This decrease is attributable to lower outstanding debt and to a lower prime rate during the current quarter. The prime rate charged by the Company's banks was lowered 0.75% to 4.75% during the quarter ended January 2002. The effect of lower interest rates is slightly offset by the Company's interest rate swap, required by its credit agreement, that effectively fixed the rate at 6.14% on $13 million of debt. As a result of the reduction in the prime rate this quarter, the Company recorded approximately $20,000 to mark-to-market the interest rate swap.

SIX MONTHS ENDED JANUARY 31, 2002 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2001.

Net income for the six months ended January 31, 2002 was $457,000 compared to $557,000 for the same period in 2001. A reduction in sales accompanied by a slightly lower gross margin in the six months ended January 31, 2002 were partially offset by reductions in depreciation and amortization and in interest expense. Results for the current period include one-time

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


charges totaling $1.1 million associated with restructuring Canadian operations that allowed the Company to repatriate excess Canadian cash and pay down long-term debt by $5 million. These charges include a non-cash foreign currency translation adjustment of $714,000, Canadian taxes of $226,000 and professional fees of approximately $200,000. Excluding those one-time charges, net income for the six months ended January 31, 2002 was $1,597,000 or $0.15 per share. Comparatively, the pro forma effect of the adoption of SFAS No. 142 on the reported net income for the six-month period ended January 31, 2001 would have been to increase net income by $1,795,000 to $2,352,000, or $0.23 per share.

Sales for the six months ended January 31, 2002 decreased $8.5 million, or 6.7%, to $119 million from $127 million for the same period in 2001. The decrease in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of decreasing sales for the six months ended January 31, 2002 by some $1.7 million had the conversion rate been the same as in 2001. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the decrease in sales was 5.3%. On a revenue per day basis, sales decreased 6.3% in 2002 compared to 2001 with Canadian sales decreasing 9.4% and U.S. sales decreasing 4.7%. In Canadian dollars, Canadian sales decreased 5.5% on a revenue per day basis in 2002 versus 2001.

Cost of sales for the six months ended January 31, 2002 decreased $4.8 million, or 5.4%, to $83 million from $88 million for the same period in 2001. Cost of sales, as a percentage of sales for the six months ended January 31,2002 increased to 70.1% from 69.1% for the same period ended in 2001. This increase in cost of sales primarily results from the change in the overall business mix of the Company. Scheduled and distribution and other specialized services sales are increasing as a percentage of total sales while on demand sales have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand sales.

SG & A expenses for the six months ended January 31, 2002 decreased $1.7 million, or 5.6%, to $29.1 million from $30.8 million for the same period in 2001. As a percentage of sales, SG & A expenses increased slightly to 24.5% for the six months ended January 31, 2002 compared to 24.2% in 2000 due to lower sales in the current year. Salaries and benefits declined almost $1.1 million as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas, as well as lower administrative salaries. The Company has eliminated approximately $670,000 of non-essential employee related costs including travel and entertainment. Through on-going cost reduction initiatives, the Company has reduced communication and office cost by approximately $345,000 in the six-month period ended January 31, 2002. These cost savings were partially offset by an increase in professional fees of approximately $200,000 related to the restructuring of our Canadian operations.

Depreciation and amortization for the six months ended January 31, 2002 was $1.5 million compared to $4.0 million for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS No. 142 ($1.8 million) and the reduction in amortization of covenants not-to-compete that are fully amortized after three years ($0.6 million). As a result of the implementation of SFAS No. 142, management expects to record a non-cash, after-tax charge of between $16 and $20 million as the cumulative effect of a change in accounting principle in the Statement of Operations. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed.

Interest expense decreased $1.0 million or 38.1% for the six months ended January 31, 2002 compared to same period in 2001 and as a percentage of sales, to 1.4% from 2.2%. This decrease primarily results from the decrease in the prime rate during the last year and to lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.1 million for the six months ended January 31, 2002 compared to $3.5 million for the same period in 2001. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $2.3 million for the six months ended January 31, 2002 compared to $5.1 million for the same period in the prior year. The changes in current operating assets and liabilities increased cash flow from operations by $2.6 million in the current year and decreased cash flow from operations by $2.1 million in the prior year. Cash interest paid in the six months ended January 31, 2002 was $1.4 million compared to $3.7 million for the six months ended January 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Capital expenditures for the six months ended January 31, 2002 were approximately $1.1 million, primarily related to software implementation costs of the Company's Oracle Human Resource and Payroll modules in the U.S. Management expects that capital expenditures for the remainder of the fiscal year will be between $0.1 and $0.4 million. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. The interest rate on $13 million of outstanding debt has been fixed at 6.14%, plus the applicable margin. This hedging arrangement matures on February 28, 2003. Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Facility also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $6.4 million for the six months ended January 31, 2002 compared to $8.5 million in the same period in the prior year. This is the result of the decline in sales for the period and the resulting decline in gross margin, which was partially offset by lower SG & A expenses. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.

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

DEFERRED TAXES

During the six months ended January 31, 2002, U.S. tax deductions exceeded financial statement deductions by approximately $3.3 million. As a result, net deferred tax assets were reduced by approximately $1.1 million during the period, with an offsetting charge to tax expense in the Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $15 million and has established a 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

CLAIMS EXPOSURE

As of February 1, 2002 the Company utilized the services of approximately 4,600 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.


CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers own their own vehicles and as of March 1, 2002, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $8.0 million and a decrease in net income of approximately $0.1 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

The Company has entered into an interest rate protection agreement on a portion of the borrowings under its bank credit facility. Through an interest rate swap, the interest rate on $13 million of outstanding debt has been fixed at 6.14%. This hedging agreement expires on February 28, 2003. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $0.1 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

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



                                  DYNAMEX INC.



Dated:   March 18, 2002           by  /s/ Richard K. McClelland
                                      ------------------------------------------
                                      Richard K. McClelland
                                      President, Chief Executive Officer and
                                      Chairman of the Board
                                      (Principal Executive Officer)




Dated:   March 18, 2002           by  /s/ Ray E. Schmitz
                                      ------------------------------------------
                                      Ray E. Schmitz
                                      Vice President - Chief Financial Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX




         EXHIBIT
         NUMBER      DESCRIPTION
         -------     -----------
          11.1       Calculation of Net Income (Loss) Per Common Share