Form 10-Q
period 2002-04-30
DYNAMEX INC
filed 2002-06-13
CIK 1015483

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2002

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

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 31, 2002 was 11,206,817 shares.

DYNAMEX INC.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                       PAGE

PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                               2
                         April 30, 2002 (Unaudited) and July 31, 2001

                      Condensed Statements of Consolidated Operations (Unaudited)         3
                         Three and Nine Months ended April 30, 2002 and 2001

                      Condensed Statements of Consolidated Cash Flows (Unaudited)         4
                         Nine Months ended April 30, 2002 and 2001

                      Notes to Condensed Consolidated Financial Statements (Unaudited)    5

           Item 2.    Management's Discussion and Analysis of Financial Condition         8
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.        15

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                 16
           Item 6.    Exhibits and Reports on Form 8-K.                                  16

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
--------------------------------------------------------------------------------

                                                              April 30,     July 31,
                                                                2002         2001
                                                              ---------    ---------
                                                             (Unaudited)
                                     ASSETS

CURRENT
Cash and cash equivalents                                     $   3,198    $   8,066
Accounts receivable (net of allowance for doubtful accounts
   of $724 and $986, respectively)                               24,947       24,799
Prepaid and other current assets                                  2,637        3,328
Deferred income tax                                               1,697        1,577
                                                              ---------    ---------
TOTAL CURRENT ASSETS                                             32,479       37,770

Property and equipment - net                                      5,251        6,165
Intangibles - net                                                74,719       74,527
Deferred income taxes                                             1,108        2,635
Other assets                                                        607          815
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 114,164    $ 121,912
                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT
Accounts payable trade                                        $   3,418    $   4,265
Accrued liabilities                                              14,050       13,080
Current portion of long-term debt                                 5,847       11,066
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                        23,315       28,411

Long-term debt                                                   27,540       32,198
Provision for lawsuit settlement                                     --        1,313
                                                              ---------    ---------
TOTAL LIABILITIES                                                50,855       61,922
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                  --           --
Common stock; $0.01 par value, 50,000 shares authorized;
   11,207 and 10,207 outstanding, respectively                      112          102
Additional paid-in capital                                       74,061       72,759
Retained deficit                                                 (9,789)     (11,576)
Unrealized foreign currency translation adjustment               (1,075)      (1,295)
                                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                       63,309       59,990
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 114,164    $ 121,912
                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three months ended           Nine months ended
                                                               April 30,                   April 30,
                                                        ------------------------    ------------------------
                                                           2002          2001          2002          2001
                                                        ----------    ----------    ----------    ----------
Sales                                                   $   57,030    $   59,938    $  175,842    $  187,293

Cost of sales                                               39,990        41,555       123,272       129,599
                                                        ----------    ----------    ----------    ----------

Gross profit                                                17,040        18,383        52,570        57,694

Selling, general and administrative expenses                13,676        14,704        42,811        45,556
Depreciation and amortization                                  699         1,797         2,217         5,783
(Gain) loss on disposal of property and equipment               (5)           (5)          (18)          (13)
                                                        ----------    ----------    ----------    ----------

Operating income                                             2,670         1,887         7,560         6,368

Interest expense                                               667         1,453         2,343         4,161
Other (income) expense                                         (27)          (49)          520          (150)
                                                        ----------    ----------    ----------    ----------

Income before taxes                                          2,030           483         4,697         2,357

Income tax expense                                             700           500         2,910         1,817
                                                        ----------    ----------    ----------    ----------

Net income  (loss)                                      $    1,330    $      (17)   $    1,787    $      540
                                                        ==========    ==========    ==========    ==========

Earnings (loss)  per common share - basic:              $     0.12    $    (0.00)   $     0.17    $     0.05
                                                        ==========    ==========    ==========    ==========

Earnings (loss) per common share - assuming dilution:   $     0.12    $    (0.00)   $     0.17    $     0.05
                                                        ==========    ==========    ==========    ==========

Weighted average shares:
   Common shares outstanding                                10,680        10,207        10,414        10,207
   Adjusted common shares - assuming
      exercise of stock options                             10,722        10,207        10,450        10,219

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                  Nine months ended
                                                                                      April 30,
                                                                                ------------------------
                                                                                  2002          2001
                                                                                ----------    ----------
OPERATING ACTIVITIES
Net income                                                                      $    1,787    $      540
Adjustments to reconcile net income  to  net cash provided
   by operating activities:
   Depreciation and amortization                                                     2,146         2,391
   Amortization of intangible assets                                                    71         3,392
   Provision for losses on accounts receivable                                         498           740
   Deferred income taxes                                                             1,407           602
   Gain on disposal of property and equipment                                          (18)          (13)
Changes in current operating assets and liabilities:
   Accounts receivable                                                                (480)          982
   Prepaids and other assets                                                           525           535
   Accounts payable and accrued liabilities                                            122        (2,209)
                                                                                ----------    ----------
Net cash provided by operating activities                                            6,058         6,960
                                                                                ----------    ----------

INVESTING ACTIVITIES
Payments for acquisitions                                                               --        (1,011)
Purchase of property and equipment                                                  (1,250)         (888)
Net proceeds from disposal of property and equipment                                    12            12
                                                                                ----------    ----------
Net cash used in investing activities                                               (1,238)       (1,887)
                                                                                ----------    ----------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                (9,675)       (2,807)
Net borrowings (payments) under line of credit                                        (200)         (200)
Other assets and deferred offering costs                                              (235)          143
                                                                                ----------    ----------
Net cash used in financing activities                                              (10,110)       (2,864)
                                                                                ----------    ----------

                                                                                ----------    ----------
EFFECT OF EXCHANGE RATES ON CASH FLOW INFORMATION                                      422          (162)
                                                                                ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (4,868)        2,047
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       8,066         5,600
                                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    3,198    $    7,647
                                                                                ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $    1,918    $    5,241
                                                                                ==========    ==========
Cash paid for taxes                                                             $      481    $    1,188
                                                                                ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Issuance of  1,000 shares in shareholder class action lawsuit settlement   $    1,313    $       --
     Issuance of note receivable to finance customer trade receivable                  166            --
     Assets acquired, liabilities paid and consideration paid
      for acquisitions were as follows:
         Accrual of earnouts to former owners                                           --           819
         Change in accrued earnouts                                                     --         1,432
         Prior year earnouts converted to notes payable                                 --        (1,240)
                                                                                ----------    ----------
         Cash payments for acquisitions                                         $       --    $    1,011
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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 2002, the results of its operations for the three and nine month periods ended April 30, 2002 and 2001 and its cash flows for the nine month periods ended April 30, 2002 and 2001.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three and nine months ended April 30, 2002 was $1,523 and $2,007, respectively, compared to a loss of $396 and income of $38 for the same periods ended April 30, 2001. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation gain of $193 and $219 in the three and nine month periods ended April 30, 2002, respectively, compared to a loss of $379 and a loss of $502 for the same periods in the prior year.

3.       GOODWILL AND INTANGIBLE ASSETS

In August 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company has completed the initial assessment as required by SFAS No. 142 and has determined that the carrying value of each of its reporting units, identified as the United States and Canada, exceeded the reporting units fair value. The Company is currently in the process of completing the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a non-cash, after-tax charge of between $16 and $20 million as the cumulative effect of a change in accounting principle in the Statement of Operations. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by the end of the Company's fiscal year end on July 31, 2002.

At April 30, 2002, goodwill and other intangible assets and the related amortization expense consist of the following:

                                                      2002                                  Amortization Expense
                                     -------------------------------------   -------------------------------------------------
                                                                               Three Months Ended        Nine Months Ended
                                                                                    April 30,                April 30,
                                                  Accumulated                -----------------------   -----------------------
                                      Asset      Amortization       Net         2002         2001        2002         2001
                                     --------   --------------    --------   ----------   ----------   ----------   ----------
Unamortized intangible assets:
Goodwill                             $ 88,936   $      (15,091)   $ 73,845   $       --   $      894   $       --        2,689
Amortized intangible assets:
Covenants not-to-compete                9,915           (9,896)         19            9          156           55          790
Trademarks                                470              (61)        409            5            8           16           14
Deferred bank financing fees            2,647           (2,201)        446          159           93          453          273
                                     --------   --------------    --------   ----------   ----------   ----------   ----------
 Total amortized intangible assets     13,032          (12,158)        874          173          257          524        1,077

Total                                $101,968   $      (27,249)   $ 74,719   $      173        1,151   $      524        3,766
                                     --------   --------------    --------   ----------   ----------   ----------   ----------

Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Amortization of goodwill ceased effective August 1, 2001.

Aggregate amortization expense incurred during the nine months ended April 30, 2002 and estimated for the succeeding five fiscal years are as follows:

         For the nine months ended April 30, 2002                   $  524
         For the fiscal year ended July 31, 2003 (estimated)           318
         For the fiscal year ended July 31, 2004 (estimated)            21
         For the fiscal year ended July 31, 2005 (estimated)            21
         For the fiscal year ended July 31, 2006 (estimated)            20
         For the fiscal year ended July 31, 2007 (estimated)            18

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

The effect of the adoption of SFAS No. 142 on the reported net income for the three and nine months ended April 30, 2001 is as follows:

                                                                           Three Months Ended      Nine months Ended
                                                                             April 30, 2001          April 30, 2001
                                                                          --------------------    --------------------
                           Reported net income (loss)                     $                (17)   $                540
                           Add back: Amortization of goodwill (net
                           of taxes)                                                       572                   1,721
                                                                          --------------------    --------------------

                           Net income, as adjusted                        $                555    $              2,261
                                                                          --------------------    --------------------

                           Basic and diluted earnings per share:

                                Reported net income                       $               0.00    $               0.05
                                Amortization of goodwill (net of taxes)   $               0.06    $               0.17
                                                                          --------------------    --------------------

                           Basic and diluted earnings per share, as
                           adjusted                                       $               0.06    $               0.22
                                                                          --------------------    --------------------

4.       CONTINGENCIES

The Company agreed to, among other things, contribute one million shares of common stock towards the settlement of the shareholder class action lawsuit pursuant to the Memorandum of Understanding dated September 20, 2000. During the three months ended April 30, 2002, the Company issued 700,000 shares of common stock. All settlement shares have now been issued.

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

A significant portion of the Company's revenues is generated in Canada. For the three and nine month periods ended April 30, 2002, Canadian revenues accounted for approximately 32.7% and 32.8%, respectively, of total consolidated revenue, compared to 33.2% and 33.6% for the same periods in 2001.

RESULTS OF OPERATIONS

                                                      Three months ended          Nine months ended
                                                           April 30,                   April 30,
                                                     ----------------------     ----------------------
                                                       2002         2001          2002         2001
                                                     ---------    ---------     ---------    ---------
Sales                                                    100.0%       100.0%        100.0%       100.0%

Cost of sales                                             70.1%        69.3%         70.1%        69.2%
                                                     ---------    ---------     ---------    ---------

Gross profit                                              29.9%        30.7%         29.9%        30.8%

Selling, general and administrative expenses              24.0%        24.5%         24.4%        24.3%
Depreciation and amortization                              1.2%         3.1%          1.3%         3.1%
(Gain) loss on disposal of property and equipment          0.0%         0.0%          0.0%         0.0%
                                                     ---------    ---------     ---------    ---------

Operating income                                           4.7%         3.1%          4.2%         3.4%

Interest expense                                           1.2%         2.4%          1.3%         2.2%
Other (income) expense                                     0.0%        (0.1)%         0.3%        (0.1)%
                                                     ---------    ---------     ---------    ---------

Income before taxes                                        3.5%         0.8%          2.6%         1.3%

Income tax expense                                         1.2%         0.8%          1.7%         1.0%
                                                     ---------    ---------     ---------    ---------

Net income  (loss)                                         2.3%         0.0%          0.9%         0.3%
                                                     =========    =========     =========    =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001.

The Company reported net income for the three months ended April 30, 2002 of $1,330,000 ($0.12 per share) compared to a net loss of $17,000 ($0.00 per share) in the same period last year. The effect of the adoption of SFAS No. 142 on the reported net loss for the three-month period ended April 30, 2001 would have been to increase net income by $572,000 to $555,000, or $0.06 per share.

Sales for the three months ended April 30, 2002 decreased $2.9 million, or 4.9%, to $57.0 million from $59.9 million for the same period in 2001. There was a decrease in the conversion rate between the U.S. dollar and the Canadian dollar for the three months ended April 30, 2002 versus 2001 that had the effect of decreasing sales for the three months ended April 30, 2002 by more than $0.5 million had the conversion rate been the same as the period ended in 2001. The three months ended April 30, 2002 had 61.8 revenue days compared to 62.0 revenue days in the same period last year. On a revenue per day basis, sales decreased 4.6% in 2002 compared to 2001 with Canadian sales decreasing 4.2% and U.S. sales decreasing 4.8%. In Canadian dollars, Canadian sales decreased 1.7% on a revenue per day basis in 2002 versus 2001.

The decline in sales is directly attributable to the economic slowdown in both the U.S. and Canada and has primarily impacted on-demand services. On-demand sales declined $4.7 million (14.4%) to $27.8 million, and from 54.2% to 48.7% as a percentage of total sales in the three months ended April 30, 2002 compared to the same period last year. The decline in on-demand sales was partially offset by the growth in scheduled and distribution, and outsourcing services. These services increased $1.8 million (6.4%) in the three months ended April 30, 2002 compared to the same period last year.

Cost of sales for the three months ended April 30, 2002 decreased $1.6 million, or 3.8%, to $40.0 million from $41.6 million for the same period in 2001. Cost of sales, as a percentage of sales, increased to 70.1% for the three months ended April 30, 2002 from 69.3% for the same period ended in 2001. This increase primarily results from the change in the overall business mix of the Company. Scheduled and distribution and other specialized services sales are increasing as a percentage of total sales while on demand sales have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand sales.

Selling, general and administrative ("SG & A") expenses for the three months ended April 30, 2002 decreased $1.0 million, or 7.0%, to $13.7 million from $14.7 million for the same period in 2001. This decrease is attributable to several factors. Salaries and benefits declined over $300,000 as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas, as well as lower administrative salaries. The Company has eliminated approximately $200,000 of non-essential employee related costs including travel and entertainment. Through on-going cost reduction initiatives, the Company has reduced communication, occupancy and office cost by approximately $240,000 in the three-month period ended April 30, 2002. As a percentage of sales, SG & A expenses were 24.0% for the three months ended April 30, 2002, compared to 24.5% in the same period last year.

For the three months ended April 30, 2002, depreciation and amortization was $0.7 million compared to $1.8 million for the same period ended in 2001. This decrease is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142") ($0.9 million) and the reduction in amortization of covenants not-to-compete that are fully amortized after three years ($0.2 million). SFAS No. 142 requires management to perform a two-phase assessment of the carrying amount of goodwill. The first phase has been completed and management has determined that impairment exists. The Company is currently completing the second phase of this evaluation to measure the amount of impairment. Management expects that upon completion of this evaluation, the Company will record a non-cash, after-tax charge of between $16 and $20 million as the cumulative effect of a change in accounting principle in the Statement of Operations. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed. The impairment test is required to be completed and the final adjustments made by the end of the Company's fiscal year end on July 31, 2002.

Interest expense for the three months ended April 30, 2002 was $667,000, down 13% from the second quarter of fiscal year 2002 and 54% from the prior year period. This decrease is attributable to lower outstanding debt during the current quarter. The prime rate charged by the Company's banks remained at 4.75% throughout the quarter ended April 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO NINE MONTHS ENDED APRIL 30, 2001.

Net income for the nine months ended April 30, 2002 was $1,787,000 ($0.17 per share) compared to $540,000 ($0.05 per share) for the same period in 2001. A reduction in sales accompanied by a slightly lower gross margin in the nine months ended April 30, 2002 were partially offset by reductions in depreciation and amortization and in interest expense. Results for the current period include one-time charges totaling $1.1 million associated with restructuring Canadian operations that allowed the Company to repatriate excess Canadian cash and pay down long-term debt by $5 million. These charges include a non-cash foreign currency translation adjustment of $714,000, Canadian taxes of $226,000 and professional fees of approximately $200,000. Excluding those one-time charges, net income for the nine month period was $2,927,000 or $0.28 per share. Comparatively, the effect of the adoption of SFAS No. 142 on the reported net income for the nine month period ended April 30, 2001 would have been to increase net income by $1,721,000 to $2,261,000, or $0.22 per share.

Sales for the nine months ended April 30, 2002 decreased $11.5 million, or 6.1%, to $176 million from $187 million for the same period in 2001. The decrease in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of decreasing sales for the nine months ended April 30, 2002 by some $2.2 million had the conversion rate been the same as in 2001. Excluding the impact of the change in the exchange rate between the U.S. and Canadian dollar, the decrease in sales was 5.0%. On a revenue per day basis, sales decreased 5.8% in 2002 compared to 2001 with Canadian sales decreasing 7.8% and U.S. sales decreasing 4.7%. In Canadian dollars, Canadian sales decreased 4.2% on a revenue per day basis in 2002 versus 2001.

Cost of sales for the nine months ended April 30, 2002 decreased $6.3 million, or 4.9%, to $123 million from $129 million for the same period in 2001. Cost of sales, as a percentage of sales for the nine months ended January 31,2002 increased to 70.1% from 69.2% for the same period ended in 2001. This increase in cost of sales primarily results from the change in the overall business mix of the Company. Scheduled and distribution and other specialized services sales are increasing as a percentage of total sales while on demand sales have declined both as a percentage of sales and in absolute dollars. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand sales.

SG & A expenses for the nine months ended April 30, 2002 decreased $2.8 million, or 6.0%, to $42.8 million from $45.6 million for the same period in 2001. As a percentage of sales, SG & A expenses increased slightly to 24.4% for the nine months ended April 30, 2002 compared to 24.3% in 2000 due to lower sales in the current year. Salaries and benefits declined almost $1.5 million as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas, as well as lower administrative salaries. The Company has eliminated approximately $870,000 of non-essential employee related costs including travel and entertainment. Through on-going cost reduction initiatives, the Company has reduced communication, occupancy and office cost by almost $600,000 in the nine month period ended April 30, 2002. These cost savings were partially offset by an increase in professional fees of approximately $200,000 related to the restructuring of our Canadian operations.

Depreciation and amortization for the nine months ended April 30, 2002 was $2.2 million compared to $5.8 million for the same period in 2001. This decrease is primarily attributable to the adoption of SFAS No. 142 ($2.7 million) and the reduction in amortization of covenants not-to-compete that are fully amortized after three years ($0.7 million). As a result of the implementation of SFAS No. 142, management expects to record a non-cash, after-tax charge of between $16 and $20 million as the cumulative effect of a change in accounting principle in the Statement of Operations. As required by SFAS No. 142, the charge will be recorded in the first quarter of fiscal year 2002 once the second phase of the impairment test is completed.

Interest expense decreased $1.8 million or 43.7% for the nine months ended April 30, 2002 compared to same period in 2001 and as a percentage of sales, to 1.3% from 2.2%. This decrease primarily results from the decrease in the prime rate during the last year and to lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.1 million for the nine months ended April 30, 2002 compared to $7.0 million for the same period in 2001. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $4.5 million for the nine months ended April 30, 2002 compared to $7.1 million for the same period in the prior year. The changes in current operating assets and liabilities increased cash flow from operations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

by $167,000 in the current year compared to decreased cash flow from operations by $692,000 in the prior year. Cash interest paid in the nine months ended April 30, 2002 was $1.9 million compared to $5.2 million for the nine months ended April 30, 2001.

Capital expenditures for the nine months ended April 30, 2002 were approximately $1.2 million, primarily related to software implementation costs of the Company's Oracle Human Resource and Payroll modules in the U.S. Management expects that capital expenditures for the remainder of the fiscal year will be less than $0.3 million. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

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

The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $9.8 million for the nine months ended April 30, 2002 compared to $12.1 million in the same period in the prior year. This is the result of the decline in sales for the period and the resulting decline in gross margin, which was partially offset by lower SG & A expenses. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.

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

DEFERRED TAXES

During the nine months ended April 30, 2002, U.S. tax deductions exceeded financial statement deductions by approximately $3.8 million. As a result, net deferred tax assets were reduced by approximately $1.4 million during the period, with an offsetting charge to tax expense in the Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $15 million and has established a 100% valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

CLAIMS EXPOSURE

As of May 15, 2002 the Company utilized the services of approximately 4,600 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers own their own vehicles and as of May 15, 2002, approximately 80% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

PERMITS AND LICENSING

The Company's delivery operations are subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations. Furthermore, delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain such approvals, could impede the implementation of the Company's acquisition program.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, over the previous four quarters at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $7.9 million and a decrease in net income of approximately $0.1 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

                                        DYNAMEX INC.



Dated:   June 13, 2002                  by   /s/ Richard K. McClelland
                                             -----------------------------------
                                             Richard K. McClelland
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive Officer)




Dated:   June 13, 2002                  by   /s/ Ray E. Schmitz
                                             -----------------------------------
                                             Ray E. Schmitz
                                             Vice President - Chief Financial
                                             Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


         Exhibits
           11.1       Calculation of Net Income (Loss) Per Common Share