Form 10-K
period 2002-07-31
DYNAMEX INC
filed 2002-10-29
CIK 1015483

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on October 17, 2002 was approximately $32,500,000.

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 17, 2001 was 11,206,817 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required in Part III of the Form 10-K has been incorporated by reference to the Registrant's definitive Proxy Statement on
Schedule 14-A to be filed with the Commission.

================================================================================

                                TABLE OF CONTENTS



                                                                                                                    PAGE
                                                                                                                    ----
                                                             PART I

              ITEM 1.    BUSINESS...................................................................................  1

              ITEM 2.    PROPERTIES.................................................................................  9

              ITEM 3.    LEGAL PROCEEDINGS..........................................................................  9

              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................ 11

                                                             PART II

              ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................... 12

              ITEM 6.    SELECTED FINANCIAL DATA.................................................................... 13

              ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS........................................................ 14

              ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................. 21

              ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................ 21

              ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE........................................................ 21

                                                            PART III

              ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................... 22

              ITEM 11.   EXECUTIVE COMPENSATION..................................................................... 22

              ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................. 22

              ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................. 22

                                                             PART IV

              ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................... 23

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

ITEM 1. BUSINESS

GENERAL

    Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. Through its network of branch offices, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to traditional on-demand delivery services, the Company offers scheduled distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services, fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers' products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company's on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company's operation and management of a customer's mailroom and call center management.

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

    Focus on Primary Services. The Company provides three primary services: (i) same-day on-demand delivery services, (ii) same-day scheduled distribution services and (iii) outsourcing services such as fleet management and facilities management. The Company focuses its same-day on-demand delivery business on transporting non-faxable, time sensitive items throughout metropolitan areas. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to raise the yield per delivery relative to the yield generated by delivering documents within a central business district. Additionally, the Company intends to capitalize on the market trend towards outsourcing transportation requirements by concentrating its logistics services in same-day scheduled distribution and fleet management. The delivery transactions in a fleet management and scheduled distribution program are recurring in nature, thus creating the potential for long-term customer relationships. Additionally, these value added services are generally less vulnerable to price competition than traditional on-demand delivery services.

    Target National and Regional Accounts. The Company's national account managers focus on pursuing and maintaining national and regional accounts. The Company anticipates that its (i) existing multi-city network of locations combined with its network of service partners, (ii) ability to offer value added services such as fleet management to complement its basic same-day delivery services and (iii) experienced, operations oriented management team and sales force, will create further opportunities with many of its existing customers and attract new national and regional accounts.

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

    Licensing Agreements. While the downturn in the on-demand market has created challenges for the Company, it has also created opportunities in that Dynamex has been able to work with certain on-demand competitors that have decided to exit the business and turned to Dynamex as an exit strategy. Through the use of licensing agreements under which the Company is granted the exclusive right to provide same-day ground courier and related services to customers who were previously receiving these services from the licensor, the Company is able to expand its market share while offering a seamless integration to the customers in terms of service and attention. Licensing agreements are a low cost, limited risk growth strategy that fits with the Company's strategy to grow their national accounts business and leverage their size to pursue other regional and national opportunities.

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

    Same-Day On-Demand Delivery. The Company provides same-day intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company's ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries. For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 49%, 55% and 58%, respectively, of the Company's revenues were generated from on-demand same-day delivery services.

    Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services for time-sensitive local deliveries. Scheduled distribution services include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company's on-demand delivery capabilities are available to supplement the scheduled drivers as needed. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area the Company provides scheduled, as well as on-demand delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 25%, 21% and 19%, respectively, of the Company's revenues were generated from same-day scheduled distribution services.

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

    By outsourcing their fleet management, the Company's customers (i) utilize the Company's distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 26%, 24% and 23%, respectively, of the Company's revenues were generated from fleet management and other outsourcing services.

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

    Same-Day On-Demand Delivery. Most branches have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company's clients have access to a web-based electronic data interface to enter dispatch requirements, page specific drivers, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company's computers, through pagers or by radio.

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

SALES AND MARKETING

    The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The Company's national sales force, comprised of approximately 12 persons, includes product specialists dedicated to specific services, such as fleet management. Additionally, some of these specialists have developed expertise in servicing certain industries such as banks and telecommunications companies. Approximately 95 local employee sales representatives target business opportunities from the branch offices and approximately 10 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company's sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company's national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.

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

CUSTOMERS

    The Company's target customer is a business that distributes time-sensitive, non-faxable items that weigh from one to seventy pounds to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. Management believes that for the fiscal year ended July 31, 2002, no single industry accounted for more than 10% of the Company's annual revenues. A significant number of the Company's customers are located in Canada. For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 33%, 34% and 33% of the Company's revenues, respectively, were generated in Canada. See Note 14 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign operations.

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

EMPLOYEES

    At October 1, 2002, the Company had approximately 3,200 employees, of whom approximately 1,500 primarily were employed in various management, supervisory, administrative, and other corporate positions and approximately 1,700 were employed as drivers, messengers and mailroom workers. Additionally at October 1, 2002, the Company had contracts with approximately 3,400 independent owner-operator drivers. Management believes that the Company's relationship with such employees and independent owner-operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

    Of the approximately 4,600 drivers and messengers used by the Company as of October 1, 2002, approximately 1,600 are located in Canada and approximately 3,000 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 72% are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. Unions represent none of the Company's U.S. employees, drivers or messengers.

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

Highly Competitive Industry

    The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with the Company not only for provision of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See "Business -- Competition."

Claims Exposure

    As of October 1, 2002, the Company utilized the services of approximately 4,600 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Certain Tax Matters Related to Drivers

    Substantially all of the Company's drivers own their own vehicles and as of October 1, 2002, approximately 74% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

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

Risks Associated with the Local Delivery Industry; General Economic Conditions

    The Company's sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company's significant customers and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company's services. The Company's sales were negatively impacted by a slowdown in the economy during the years ended July 31, 2001 and 2002. The terrorist attacks in the United States on September 11, 2001, and the U.S. response to such attacks, also negatively impacted the Company's sales during the year ended July 31, 2002.

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

Dependence on Availability of Qualified Courier Personnel

    The Company is dependent upon its ability to attract, train and retain, as employees or through independent contractor or other arrangements, qualified courier personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate, train and upgrade its pool of available couriers to keep pace with demands for delivery services. There can be no assurance that qualified courier personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified courier personnel could have a material adverse impact on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

    The Company leases facilities in 61 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:


                                                          NUMBER OF
LOCATION                                              LEASED PROPERTIES
                                                      -----------------
Canada
------
Alberta                                                       4
British Columbia                                              3
Manitoba                                                      2
Newfoundland                                                  1
Nova Scotia                                                   1
Ontario                                                       7
Quebec                                                        2
Saskatchewan                                                  4
                                                             --
           Canadian Total                                    24

U.S.
----
Arizona                                                       2
California                                                    3
Colorado                                                      1
Connecticut                                                   1
District of Columbia                                          1
Georgia                                                       1
Illinois                                                      3
Maryland                                                      1
Massachusetts                                                 1
Minnesota                                                     1
Missouri                                                      1
New Jersey                                                    1
New York                                                      7
North Carolina                                                1
Ohio                                                          1
Pennsylvania                                                  2
Tennessee                                                     1
Texas                                                         5
Virginia                                                      1
Washington                                                    2
                                                             --
          U.S. Total                                         37


    The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the fiscal years ended July 31, 2002, 2001 and 2000 were approximately $4.7, $4.9 and $4.5 million, respectively. The Company's principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

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

    On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleged that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs sought unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999 (the "Class").

    On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche was not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The settlement provided that the Company's primary directors and officers liability insurer, American Home Insurance Company, pay $2 million towards the settlement. In addition, the Company paid $1 million and contributed one million shares of common stock towards the proposed settlement. The Company also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. A separate agreement was also reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche for the total amount of $2.25 million.

    On April 10, 2000, Reliance Insurance Company filed a notice of action in the Superior Court of Justice in Ontario, Canada, seeking a declaratory judgment that defendants in the shareholder class action were not entitled to reimbursement under the Reliance insurance policy for losses incurred in connection with that action. The Reliance policy provided $3 million in excess coverage to supplement the $2 million in coverage provided to the Company pursuant to the underlying policy issued by American Home Assurance Company.

    Dynamex, Richard McClelland, and Robert Capps filed a complaint in the United States District court for the Northern District of Texas that named Reliance Insurance Company as a defendant. The complaint alleged claims for breach of contract and breach of the duty of good faith and fair dealing arising from the failure of Reliance to contribute to the settlement of the above-referenced shareholder litigation. The plaintiffs sought unspecified damages.

    Reliance Insurance Company and Dynamex, Richard McClelland and Robert Capps signed an agreement to settle their respective claims. Pursuant to the agreement, in the fourth quarter 2001 Reliance paid $1.9 million to the Company for the benefit of the Company and the Class.

    These settlements were finalized and approved by the Court on June 29, 2001. As a result of the settlements, the Company recovered $695,000 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche including legal fees and costs incurred in connection with the Company's claims against these entities. The amount recovered is reflected in the fiscal 2001 Consolidated Statement of Operations as a reduction to the Provision for settlement of shareholder litigation. As explained above, the additional amounts recovered by the Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche were contributed to the settlement of the shareholder class action. The Company has satisfied its obligations under the terms of the settlement by paying $1.0 million in fiscal 2001 and distributing one million shares of common stock during fiscal 2002 to class members and their counsel.

    The Company received informal requests for information from the Staff of the Securities and Exchange Commission for documents and testimony concerning the circumstances of the restatement of the Company's prior period financial statements. In early November 2001, the Company received written notification from the SEC that the inquiry into the circumstances of the restatements of the Company's financial statements has been closed with no formal action being recommended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market Information -- The Company's common stock is traded on the AMEX under the symbol "DDN". The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX:


                                                        BID
                                              ---------------------
                                                HIGH          LOW
                                              --------      -------
FISCAL 2001
First Quarter                                 $  1.938      $ 1.000
Second Quarter                                $  1.750      $ 1.125
Third Quarter                                 $  2.990      $ 1.350
Fourth Quarter                                $  2.560      $ 1.650
FISCAL 2002
First Quarter                                 $  2.200      $ 1.750
Second Quarter                                $  2.250      $ 2.000
Third Quarter                                 $  2.400      $ 1.900
Fourth Quarter                                $  2.370      $ 1.950

    Holders -- As of October 17, 2002, the approximate number of holders of record of common stock was 442.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data for the three years ended July 31, 2002 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 1999 and 1998 has been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The net impact of $19.3 million related to the FASB Statement No. 142 goodwill impairment charge has been excluded from the Statements of Operations Data for the year ended July 31, 2002. The selected financial data are qualified in the entirety, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                          Years ending July 31,
                                                       =============================================================
                                                          2002        2001         2000         1999         1998
                                                       ---------    ---------    ---------    ---------    ---------
                                                                  (in thousands, except per share amounts)
 Statements of Operations Data:
 Sales                                                 $ 235,945    $ 249,414    $ 251,475    $ 239,631    $ 208,019
 Cost of sales                                           165,919      172,908      171,675      163,156      140,037
                                                       ---------    ---------    ---------    ---------    ---------
   Gross profit                                           70,026       76,506       79,800       76,475       67,982
 Selling, general and administrative expenses             56,944       60,739       64,483       66,166       55,866
 Depreciation and amortization (including intangible
           impairment of $3,971 in 1999)                   2,957        7,414        8,931       13,211        8,770
 Provision for loss on settlement of shareholder
           class action lawsuit                               --         (695)       2,313           --           --
 (Gain) loss on disposal of property and equipment           (21)        (403)          97          205         (199)
                                                       ---------    ---------    ---------    ---------    ---------
   Operating income (loss)                                10,146        9,451        3,976       (3,107)       3,545
 Interest expense, net                                     3,065        5,184        5,860        4,607        4,228
 Other (income) expense, net                                 414         (219)        (203)         (35)          --
                                                       ---------    ---------    ---------    ---------    ---------
 Income (loss) before income taxes                         6,667        4,486       (1,681)      (7,679)        (683)
 Income taxes                                              3,658        2,461        1,718       (1,003)         935
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss) before accounting change             $   3,009    $   2,025    $  (3,399)   $  (6,676)   $  (1,618)
                                                       =========    =========    =========    =========    =========

Net income (loss) per share before accounting change
  basic                                                $    0.28    $    0.20    $   (0.33)   $   (0.66)   $   (0.20)
                                                       =========    =========    =========    =========    =========
  diluted                                              $    0.28    $    0.20    $   (0.33)   $   (0.66)   $   (0.20)
                                                       =========    =========    =========    =========    =========

Weighted average common shares outstanding:
  basic                                                   10,614       10,207       10,207       10,099        7,937
  diluted                                                 10,651       10,237       10,207       10,099        7,937

Other data:
Earnings before interest, taxes, depreciation and
  amortization (1)                                     $  12,689    $  17,084    $  13,110    $  10,139    $  12,315
                                                       =========    =========    =========    =========    =========


                                                                                  July 31,
                                                          =========================================================
                                                            2002         2001       2000        1999         1998
                                                          ---------   ---------   ---------   ---------   ---------
                                                                               (in thousands)
Balance Sheet Data:
  Working capital                                         $   9,319   $   9,359   $  11,022   $  11,329   $  15,402
  Total assets                                               93,870     121,912     126,524     130,422     122,769
  Long-term debt, excluding current portion                  25,531      32,198      40,928      46,690      36,287
  Stockholders' equity                                       45,124      59,990      58,410      61,547      67,959

1) EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's definition of EBITDA may not be identical to similarly entitled measures used by other companies. Cash flows provided by operating activities for the three years ended July 31, 2002 were $9,687, $7,771, and $8,162 respectively. Cash flows used in investing activities for the three years ended July 31, 2002 were $1,350, $2,736, and $3,185 respectively. Cash flows used in financing activities for the three years ended July 31, 2002 were $12,287, $2,423, and $2,280 respectively.

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

GENERAL

    In May 1995, the Company acquired Dynamex Express, the ground courier operations of Air Canada ("Dynamex Express"), which was led by Richard K. McClelland, the Company's Chief Executive Officer, and which had a national network of 20 locations across Canada. In December 1995, the Company acquired the on-demand ground courier operations of Mayne Nickless Incorporated and Mayne Nickless Canada Inc. which had operations in eight U.S. cities and two Canadian cities. In August 1996 in conjunction with its initial public offering ("IPO"), the Company acquired five same-day delivery businesses in three U.S. and two Canadian cities. Subsequent to the IPO and through July 31, 1997, the Company acquired 11 same-day delivery businesses in six U.S. and two Canadian cities. Between August 1, 1997 and July 31, 1998, the Company acquired nine same-day delivery businesses in eight U.S. cities and one Canadian city. In August 1998, the Company acquired two same-day delivery businesses in two U.S. cities. As a result of these various acquisitions, the historical operating results of the Company for the periods prior to fiscal 1999 are not necessarily comparable.

    Sales consist primarily of charges to customers for individual delivery services and weekly or monthly charges for recurring services, such as fleet management. Sales are recognized when the service is performed. The yield (value per transaction) for a particular service is dependent upon a number of factors including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher yields.

    Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs and third party delivery charges, if any. Substantially all of the drivers used by the Company own their own vehicles, and approximately 74% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company's driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

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

    As the Company has no significant investment in transportation equipment, depreciation and amortization expense primarily relates to depreciation of office, communication and computer equipment and the amortization of intangible assets acquired in the Company's various acquisitions, each of which has been accounted for using the purchase method of accounting. Effective August 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recognized a transitional goodwill impairment loss related to its United States operations of $30.0 million and recorded the charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002.

    A significant portion of the Company's revenues is generated in Canada. For the fiscal years ended July 31, 2002, 2001 and 2000, approximately 33%, 34%, and 33%, respectively, of the Company's revenues were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company's operations in the U.S. and in Canada is very similar. Consequently, when expressed as a percentage of U.S. or Canadian sales, as appropriate, the operating profit generated in each such country (before deduction of corporate costs) is not materially different.

    The conversion rate between the U.S. dollar and Canadian dollar decreased during the fiscal year ending July 31, 2002 compared to July 31, 2001 and during the fiscal year ending July 31, 2001 compared to July 31, 2000. As the Canadian dollar is the functional currency for the Company's Canadian operations, these changes in the exchange rate have affected the Company's reported revenues. The effect of these changes on the Company's net income (loss) for the fiscal years ended July 31, 2002, 2001 and 2000 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material adverse effect on the Company's business, financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

    The Company believes that the following are its most significant accounting policies:

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

    Intangibles - Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company's credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted SFAS No 142 which requires, among other things, that companies no longer amortize goodwill. Amortization of goodwill totaled $3.6 million in each of the years ended July 31, 2001 and 2000. Other intangible assets are being amortized over periods ranging from 3 to 25 years.

     Self-Insured Claims Liability. We retain the risk of loss for workers' compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carrier and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers' compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation The method of calculating the estimated accrued liability for workers' compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, we would have to record expenses in excess of what has already been accrued.

    Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company's historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain items from the Company's consolidated statement of operations, expressed as a percentage of sales. The following table excludes a non-cash foreign currency translation loss of $0.7 million related to the Canadian tax restructuring and the net impact of $19.3 million related to the SFAS No. 142 goodwill impairment charge for the period ended July 31, 2002, a recovery of $0.7 million and gains on sales of surplus radio licenses of $0.4 million for the period ended July 31, 2001 and expense of $2.3 million related to the settlement of the shareholder class-action lawsuit for the period ended July 31, 2000. Due to the adoption of SFAS No. 142, there was no goodwill amortization during the year ended July 31, 2002. During each of the years ended July 31, 2001 and 2000, the Company recorded $3.6 million in goodwill amortization.


                                                               Years ended July 31,
                                                     ========================================
                                                        2002           2001           2000
                                                     ----------     ----------     ----------
                                                          (a)           (a)            (a)
Sales                                                     100.0%         100.0%         100.0%
Cost of sales                                              70.3%          69.3%          68.3%
                                                     ----------     ----------     ----------
   Gross profit                                            29.7%          30.7%          31.7%
Selling, general and administrative expenses               24.1%          24.4%          25.6%
Depreciation and amortization                               1.3%           3.0%           3.6%
(Gain) loss on disposal of property                         0.0%           0.0%           0.0%
                                                     ----------     ----------     ----------
   Operating income                                         4.3%           3.5%           2.5%
Interest expense                                            1.3%           2.0%           2.3%
Other income                                               (0.1%)         (0.1%)         (0.1%)
                                                     ==========     ==========     ==========
   Income before income taxes                               3.1%           1.6%           0.3%
                                                     ==========     ==========     ==========

(a) Excludes foreign currency translation loss, litigation settlement, non-recurring and unusual charges and adjustments described in the paragraph above.

YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001

     The net loss for the year ended July 31, 2002 was $16.3 million compared to net income of $2.0 million for the year ended July 31, 2001. The net loss for 2002 includes a non-cash after-tax adjustment of $19.3 million to adjust the carrying value of goodwill to fair market value in accordance with SFAS No. 142 as well as one-time charges totaling $1.2 million associated with restructuring Canadian operations. Net income for 2001 includes other income of approximately $0.7 million related to the settlement of claims related to the shareholder class-action lawsuit and gains on sales of surplus radio licenses of $0.4 million. The following discussion and analysis excludes the aforementioned goodwill impairment, non-recurring and unusual charges and adjustments.

     Sales for the year ended July 31, 2002 were $236 million compared to $249 million in 2001, a decline of approximately 5.4%. The decline is attributable to a number of factors. First, the economic slowdown in the U.S. and Canada that began during the second half of fiscal 2001 continued and had a negative impact on sales in 2002, primarily on-demand services. Second, the decline in the exchange rate between the U.S. and Canadian dollar had the effect of reducing sales by slightly over $2.4 million had the exchange rate been the same as the prior year. Third, the phase out of a contract with a single customer negatively impacted sales by approximately $1.2 million during 2002, and sales growth for the fiscal year 2003 will be negatively impacted by approximately $4 million of sales to this customer. While the Company is disappointed in the loss of this contract, a large portion of the services provided is not part of the Company's core competencies.

     Cost of sales decreased $7.0 million (4.0%) to $166 million in 2002 compared to $173 million in the prior year. As a percentage of sales, cost of sales increased from 69.3% in 2001 to 70.3% in 2002. This increase in cost is primarily attributable to a change in the overall business mix of the Company. On-demand sales were approximately 55% of total sales in fiscal year 2001 compared to 49% in fiscal year 2002. Scheduled and distribution and other specialized service revenues increased as a percentage of total sales while on-demand revenues have declined both as percentage of sales and in absolute dollars. Historically on-demand revenues have lower cost of sales and higher selling, general and administrative costs compared to scheduled and distribution and other specialized service revenues. As a result of this change in business mix, cost of sales has increased as a percentage of sales while selling, general and administrative ("SG & A") costs have declined as a percentage of sales.

     SG & A costs were $57 million for the fiscal year ended July 31, 2002 compared to $61 million for the year ended July 31, 2001. As a percentage of sales, SG & A expenses decreased from 24.4% in 2001 to 24.1% in 2002. The decline from 2001 to 2002 is attributable to a number of factors. Compensation and employee benefits declined $2.1 million as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas, as well as lower administrative salaries due to fewer personnel. Through on-going cost reduction initiatives, the Company has eliminated approximately $1.2 million of non-essential employee related costs including travel and entertainment, as well as reductions of over $900,000 of communication, occupancy and other office costs. Management anticipates that SG & A costs as a percentage of sales for fiscal 2003 will remain at or slightly below current levels.

     Depreciation and amortization was $3.0 million in 2002 compared to $7.4 million in the prior year. This decrease is primarily attributable to the adoption of SFAS No. 142 ($3.6 million), which requires that companies no longer amortize goodwill, and the reduction in amortization of covenants not-to-compete that are fully amortized after three years ($0.8 million). Most of the Company's acquisitions occurred in fiscal years 1996 through 1998, therefore, all covenants were fully amortized in fiscal 2001 and prior years.

     Interest expense decreased $2.1 million or 41% in the fiscal year ended July 31, 2002 compared to 2001. This decrease is primarily attributable to a lower level of debt in 2002 and lower interest rates compared to the prior year.


YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

     Net income for the year ended July 31, 2001 was $2.0 million compared to a net loss of $3.4 million for the year ended July 31, 2000. Net income for 2001 includes other income of approximately $0.7 million related to the settlement of claims related to the shareholder class-action lawsuit and gains on sales of surplus radio licenses of $0.4 million. The results for 2000 include a provision for the settlement of the shareholder class-action lawsuit of $2.3 million. The Company also provided a 100% valuation allowance of approximately $2.4 million for federal net operating losses and the shareholder class action lawsuit settlement incurred in the fiscal year ended July 31, 2000. The following discussion and analysis excludes the aforementioned non-recurring and unusual charges and adjustments.

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

     SG & A costs were $61 million for the fiscal year ended July 31, 2001 compared to $64 million for the year ended July 31, 2000. As a percentage of sales, SG & A expenses decreased from 25.6% in 2000 to 24.4% in 2001. The decline from 2000 to 2001 is attributable to a number of factors. Sales commissions were lower ($0.5 million) in the current year due to a decline in new sales that was due, in large part, to the slowing U.S. economy in 2001. The Dallas and Chicago branch operations were restructured along with cost saving initiatives at other locations resulting in reduced administrative costs ($0.8 million) and improved profitability. In the prior year, the Company incurred contract accounting labor costs ($0.9 million) associated with the audit of fiscal year 1999 and the re-audit of fiscal years 1998 and 1997. Legal and other professional fees associated with the class action lawsuit were substantially less ($0.7 million) than the prior year because of the settlement announced early in fiscal year 2001. The consolidation of certain administrative functions including billing and collections resulted in reduced employee-related costs in fiscal year 2001. In the prior year, the Company also invested more heavily in technology in building its infrastructure.

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

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal years ended July 31, 2002, 2001 and 2000, the Company's capital needs arose primarily from its capital expenditures and working capital needs. There were no acquisitions made in fiscal year 2002, 2001 or 2000.

    As of July 31, 2001, the Company's bank credit agreement consisted of an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million due November 30, 2001. On November 9, 2001, the Company amended its bank credit agreement. Under the terms of the Third Amended and Restated Credit Agreement, the Company prepaid $5 million of the amortizing term loan from available cash and the facility was extended through February 28, 2003. The revolving credit facility is governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. In addition, the Company is required to pay a commitment fee of 0.50% for any unused amounts of the revolving credit facility. Effective September 27, 2002, the credit agreement was amended to extend the maturity date to November 30, 2003. The amended facility consists of an amortizing term loan of $18.3 million and a $19.5 million revolving credit facility. As of July 31, 2002 borrowings under the revolving credit facility totaled approximately $12,466 and the Company had outstanding letters of credit totaling $3,884.

    Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 100% of the stock of the Company's principal Canadian subsidiaries. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each quarter beginning July 31, 2001, by the amount of excess cash flow, all as defined in the agreement. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances. On October 4, 2002 the credit agreement was amended to adjust the financial ratio related to the minimum amount of stockholders' equity. This amendment had been contemplated by the Company and its lenders and was necessary as a result of the impact of the goodwill impairment recorded upon adoption of SFAS No. 142.

    The Company has entered into various interest rate protection agreements on a portion of the borrowings under the revolving credit facility. On November 9, 2001, the Company entered into an interest rate protection arrangement on $13 million of the borrowings under the Credit Agreement. The interest rate has been fixed at 6.14%. This arrangement matures February 28, 2003. At July 31, 2002, the Company had unpaid settlements of approximately $16 related to the interest rate swap. The fair value of this agreement at July 31, 2002 and 2001 was a liability of approximately $78 and $64, respectively. At July 31, 2002 the weighted average interest rate for all outstanding borrowings was approximately 5.33%.

    During the fiscal years ended July 31, 2002, 2001 and 2000, the Company spent approximately $1.4 million, $2.2 million and $2.7 million, respectively, on capital expenditures, which expenditures primarily related to improvements in infrastructure and technology to support the Company's operations. Management expects the amount of capital expenditures for these purposes in future years to be at or slightly above expenditures made in the year ended July 31, 2002. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles. The Company's expansion of its national marketing program consists primarily of increased hiring and salary expenditures related to additional product specialists. These marketing expenditures have not, nor does management expect that in the future they will have, a significant impact on the Company's liquidity. See "Business -- Sales and Marketing."

    The Company's cash flow provided by operations for the fiscal years ended July 31, 2002, 2001 and 2000 were approximately $9.7 million, $7.8 and $8.2 million, respectively. Consequently, increases in working capital and purchases of property and equipment during such periods were financed entirely by internally generated cash flow. Changes in working capital provided $1.2 million of operating cash flow in fiscal 2002, compared to uses of operating cash flow totaling $2.8 million and $1.2 million in the years ended July 31, 2001 and 2000, respectively.

    Management expects that its future capital requirements will generally be met from internally generated cash flow. The Company's access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital. The Company completed its last acquisition in August 1998. Currently there are no pending nor are there any contemplated acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company may be unable to make additional acquisitions.

    The Company leases certain equipment and properties under non-cancelable lease agreements, which expire at various dates. At July 31, 2002 minimum annual lease payments for such leases are as follows:


      2003            $       4,811
      2004                    3,513
      2005                    2,097
      2006                    1,105
      2007                      522
Thereafter                      479
                      -------------
                      $      12,529
                      =============


INCOME TAXES

    The provision for income taxes was $3.6 million in fiscal 2002, compared to $2.5 million and $1.7 million in the years ended July 31, 2001 and 2000, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carryforwards, and other expenses that are non-deductible for tax purposes.

    The Company has incurred taxable net operating losses in the United States of $2,723,000, $2,333,000 and $4,410,000 for the years ended July 31, 2002, 2001 and 2000, respectively. In addition, the Company has generated unused foreign tax credits related to its Canadian operations and other tax credits of $127,000. The Company has established 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses and foreign and other tax credits not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions made for financial statement purposes that are available to offset future taxable income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB finalized Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

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

    The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of $7.8 million and a decrease in net income of $.1 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

    The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Facility. On November 9, 2001, the Company entered into an interest rate protection arrangement on $13 million of borrowings under the Credit Agreement. The interest rate on $13 million was fixed at 6.14%. This arrangement matures on February 28, 2003. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

    The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of $.1 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal year ended July 31, 2001, the Company paid $55,000 to a company affiliated with Kenneth Bishop, a director of the Company, for rent on certain properties owned by such company. Rent payments for these properties were $10,000 per month. The lease of the facilities was terminated in the third quarter of the fiscal year ended July 31, 2001.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

       All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

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

Dynamex Inc.,
A Delaware corporation



By: /s/     Ray E. Schmitz
-----------------------------------
Ray E. Schmitz, Vice-President and Chief Financial Officer
Dated: October 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 29, 2002.

          NAME                                    TITLE
          ----                                    -----

/s/ RICHARD K. McCLELLAND              Chairman of the Board, Chief Executive
------------------------------         Officer, President and Director
Richard K. McClelland                  (Principal Executive Officer)

/s/ RAY E. SCHMITZ                     Vice President, Chief Financial Officer
------------------------------         (Principal Financial Officer)
Ray E. Schmitz


/s/ GEORGE S. STEPHENS                 Corporate Controller
------------------------------         (Principal Accounting Officer)
George S. Stephens


/s/ WAYNE KERN                         Director
------------------------------
Wayne Kern


/s/ STEPHEN P. SMILEY                  Director
------------------------------
Stephen P. Smiley


/s/ BRIAN J. HUGHES                    Director
------------------------------
Brian J. Hughes


/s/ KENNETH H. BISHOP                  Director
------------------------------
Kenneth H. Bishop


/s/ BRUCE E. RANCK                     Director
------------------------------
Bruce E. Ranck



I, Richard K. McClelland, certify that:


1.   I have reviewed this annual report on Form 10-K of Dynamex Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002



/s/ RICHARD K. McCLELLAND
-------------------------
Name:  Richard K. McClelland
Title: President and Chief Executive Officer



I, Ray E. Schmitz, certify that:


1.   I have reviewed this annual report on Form 10-K of Dynamex Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002



/s/ RAY E. SCHMITZ
------------------
Name:  Ray E. Schmitz
Title: Vice President and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     PAGE
                                                                                                     ----
DYNAMEX INC.
Report of Independent Certified Public Accountants                                                    F-2
Consolidated Balance Sheets, July 31, 2002 and 2001                                                   F-3
Consolidated Statements of Operations for the fiscal years ended
    July 31, 2002, 2001 and 2000                                                                      F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended
    July 31, 2002, 2001 and 2000                                                                      F-5
Consolidated Statements of Cash Flows for the fiscal years ended
    July 31, 2002, 2001 and 2000                                                                      F-6
Notes to the Consolidated Financial Statements                                                        F-7

--------------------------------------------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS










To the Board of Directors and
Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2001, Dynamex Inc. changed its method of accounting for goodwill.





/s/ BDO Seidman, LLP
-------------------------------
BDO SEIDMAN, LLP


Dallas, Texas
October 11, 2002

DYNAMEX INC.
CONSOLIDATED BALANCE SHEETS
July 31, 2002 and 2001
(in thousands except share data)
-------------------------------------------------------------------------------

                                                                        2002            2001
                                                                     ---------       ---------

ASSETS
CURRENT
Cash and cash equivalents                                            $   4,489       $   8,066
Accounts receivable (net of allowance for doubtful accounts
   of $562 and $772, respectively)                                      23,165          24,799
Prepaid and other current assets                                         3,223           3,328
Deferred income taxes                                                    1,657           1,577
                                                                     ---------       ---------
  Total current assets                                                  32,534          37,770

PROPERTY AND EQUIPMENT - net                                             4,627           6,165
INTANGIBLES - net                                                       44,689          74,738
DEFERRED INCOME TAXES                                                   11,407           2,635
OTHER                                                                      613             604
                                                                     ---------       ---------
  Total assets                                                       $  93,870       $ 121,912
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable trade                                               $   3,894       $   4,265
Accrued liabilities                                                     13,543          12,709
Income taxes payable                                                        --             371
Current portion of long-term debt                                        5,778          11,066
                                                                     ---------       ---------
  Total current liabilities                                             23,215          28,411

LONG-TERM DEBT                                                          25,531          32,198
OTHER LIABILITIES                                                           --           1,313
                                                                     ---------       ---------
  Total liabilities                                                     48,746          61,922
                                                                     ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
   none outstanding                                                         --              --
Common stock; $0.01 par value, 50,000,000 shares authorized;
   11,206,817 and 10,206,817 outstanding, respectively                     112             102
Additional paid-in capital                                              74,062          72,759
Accumulated deficit                                                    (27,828)        (11,576)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                     (1,222)         (1,295)
                                                                     ---------       ---------
    Total stockholders' equity                                          45,124          59,990
                                                                     ---------       ---------
    Total liabilities and stockholders' equity                       $  93,870       $ 121,912
                                                                     =========       =========

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2002, 2001 and 2000
(in thousands except per share data)
-------------------------------------------------------------------------------

                                                                       2002            2001            2000
                                                                    ---------       ---------       ---------


Sales                                                               $ 235,945       $ 249,414       $ 251,475

Cost of sales                                                         165,919         172,908         171,675
                                                                    ---------       ---------       ---------

Gross profit                                                           70,026          76,506          79,800

Selling, general and administrative expenses                           56,944          60,739          64,483
Depreciation and amortization                                           2,957           7,414           8,931
(Recovery) provision for settlement of shareholder litigation              --            (695)          2,313
(Gain) loss on disposal of property and equipment                         (21)           (403)             97
                                                                    ---------       ---------       ---------
   Total                                                               59,880          67,055          75,824
                                                                    ---------       ---------       ---------

Operating income                                                       10,146           9,451           3,976

Interest expense                                                        3,065           5,184           5,860
Other (income) expense, net                                               414            (219)           (203)
                                                                    ---------       ---------       ---------

Income (loss) before income taxes                                       6,667           4,486          (1,681)

Income taxes                                                            3,658           2,461           1,718
                                                                    ---------       ---------       ---------

Income (loss) before cumulative effect of change in
  accounting principle                                                  3,009           2,025          (3,399)

Cumulative effect of change in accounting for goodwill, net of
  income taxes of $10,764                                             (19,261)             --              --
                                                                    ---------       ---------       ---------

Net income (loss)                                                   $ (16,252)      $   2,025       $  (3,399)
                                                                    =========       =========       =========

Basic earnings (loss) per common share:
  Before cumulative effect of accounting change                     $    0.28       $    0.20       $   (0.33)
  Accounting change                                                     (1.81)             --              --
                                                                    ---------       ---------       ---------
    Basic earnings (loss) per common share                          $   (1.53)      $    0.20       $   (0.33)
                                                                    =========       =========       =========

Diluted earnings (loss) per common share:
  Before cumulative effect of accounting change                     $    0.28       $    0.20       $   (0.33)
  Accounting change                                                     (1.81)             --              --
                                                                    ---------       ---------       ---------
    Diluted earnings (loss) per common share                        $   (1.53)      $    0.20       $   (0.33)
                                                                    =========       =========       =========

Weighted average shares:
   Common shares outstanding                                           10,614          10,207          10,207


   Adjusted common shares - assuming
      exercise of stock options                                        10,651          10,237          10,207

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders' Equity
Years ended July 31, 2002, 2001 and 2000
(in thousands)
-------------------------------------------------------------------------------


                                                                                                       Accumulated
                                      Common Stock          Receivable    Additional                      Other
                                ------------------------       from         Paid-in     Accumulated    Comprehensive
                                   Shares        Amount     Stockholder     Capital      (Deficit)     Income (Loss)     Total
                                ----------    ----------    -----------   ----------    ----------     -------------  ----------

BALANCE AT JULY 31, 1999            10,207    $      102    $     (102)   $   72,759    $  (10,202)    $   (1,010)    $   61,547
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Payments by shareholder                                            102                                                       102
Net loss                                                                                    (3,399)                       (3,399)
Unrealized foreign currency
  translation adjustment                                                                                      160            160
                                                                                                                      ----------
Total comprehensive income                                                                                                (3,239)
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT JULY 31, 2000            10,207           102            --        72,759       (13,601)          (850)        58,410
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Net income                                                                                   2,025                         2,025
Unrealized foreign currency
  translation adjustment                                                                                     (445)          (445)
                                                                                                                      ----------
Total comprehensive income                                                                                                 1,580
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT JULY 31, 2001            10,207           102            --        72,759       (11,576)        (1,295)        59,990
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Issuance of  1,000 shares in
  shareholder class action
  lawsuit settlement                 1,000            10                       1,303                                       1,313
Net loss                                                                                   (16,252)                      (16,252)
Unrealized foreign currency
  translation adjustment                                                                                       73             73
                                                                                                                      ----------
Total comprehensive income                                                                                               (16,179)
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT JULY 31, 2002            11,207    $      112    $       --    $   74,062    $  (27,828)    $   (1,222)    $   45,124
                                ==========    ==========    ==========    ==========    ==========     ==========     ==========

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2002, 2001 and 2000
(in thousands)
-------------------------------------------------------------------------------

                                                                                    2002          2001          2000
                                                                                  --------      --------      --------
OPERATING ACTIVITIES
Net income (loss)                                                                 $(16,252)     $  2,025      $ (3,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                     2,872         3,117         3,600
   Amortization and write down of goodwill and other intangibles                    30,109         4,297         5,331
   Provision for losses on accounts receivable                                         623           970         1,119
   Deferred income taxes                                                            (8,852)          579           256
   (Gain) loss on disposal of property and equipment                                   (21)         (403)           97
   Provision for settlement of shareholder litigation                                   --            --         2,313
Changes in current operating assets and liabilities:
   Accounts receivable                                                               1,177         1,118        (2,061)
   Prepaids and other current assets                                                   (61)         (438)          582
   Accounts payable and accrued liabilities                                             92        (3,494)          324
                                                                                  --------      --------      --------
Net cash provided by operating activities                                            9,687         7,771         8,162
                                                                                  --------      --------      --------

INVESTING ACTIVITIES
Cash payments for acquisitions                                                          --        (1,011)         (555)
Purchase of property and equipment                                                  (1,362)       (2,199)       (2,707)
Net proceeds from disposal of property and equipment                                    12           474            77
                                                                                  --------      --------      --------
Net cash used in investing activities                                               (1,350)       (2,736)       (3,185)
                                                                                  --------      --------      --------

FINANCING ACTIVITIES
Principal payments on long-term debt                                               (11,255)       (3,809)         (360)
Net borrowings (payments) under line of credit                                        (700)        1,300        (2,100)
Proceeds from shareholder receivable                                                    --            --           102
Other assets and deferred financing fees                                              (332)           86            78
                                                                                  --------      --------      --------
Net cash used in financing activities                                              (12,287)       (2,423)       (2,280)
                                                                                  --------      --------      --------

                                                                                  --------      --------      --------
EFFECT OF EXCHANGE RATES ON CASH                                                       373          (146)          (30)
                                                                                  --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (3,577)        2,466         2,667
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         8,066         5,600         2,933
                                                                                  --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $  4,489      $  8,066      $  5,600
                                                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                            $  2,508      $  5,928      $  4,215
                                                                                  ========      ========      ========
Cash paid for taxes                                                               $  2,067      $  1,467      $  1,650
                                                                                  ========      ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

     Issuance of  1,000 shares in shareholder class action lawsuit settlement     $  1,313      $     --      $     --
     Issuance of note receivable to finance customer trade receivable                  166            --            --
     Assets acquired, liabilities paid and consideration paid
      for acquisitions were as follows:
         Accrual of earnouts to former owners                                           --           819           894
         Prior year earnouts converted to notes payable                                 --        (1,240)           --
         Change in accrued earnouts                                                     --         1,432          (339)
                                                                                  --------      --------      --------
         Cash payments for acquisitions                                           $     --      $  1,011      $    555
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

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business - Dynamex Inc. (the "Company" or "Dynamex") provides same-day delivery and logistics services in the United States and Canada. The Company's primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet outsourcing and facilities management.

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

                           Equipment                                      3-7 years
                           Software                                       3-5 years
                           Furniture                                      7 years
                           Vehicles                                       5 years
                           Leasehold Improvements 5 years


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

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    Intangibles - Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company's credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, perform a detailed analysis of the reporting units assets and liabilities to determine whether the goodwill is impaired. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2002, 2001 and 2000 totaled $85, $4,297 and $5,331, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $30 for 2003 and approximately $20 per year thereafter.

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

    The Company utilizes interest rate swaps to reduce interest rate fluctuation risk. Fair value of these instruments is determined based on estimated settlement costs using current interest rates. Mark-to-market adjustments under these agreements are recorded quarterly as an adjustment to interest expense. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. In the event that this swap was terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss immediately.

    Financing Costs - During the fiscal years ended July 31, 2002, 2001 and 2000, the Company incurred $909, $208 and $445, respectively of costs incurred in connection with debt financings and amendments (See Note 6). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $587 in 2002, $490 in 2001 and $650 in 2000.

    Self-Insured Claims Liability - The Company retains the risk of loss for workers' compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carrier and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers' compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for workers' compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 11 of Notes to the Consolidated Financial Statements)

    Net income (loss) per share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Due to the Company's net loss in the year ended July 31, 2000, diluted loss per share is the same as basic loss per share. Outstanding options to purchase 736 and 557 shares of common stock at July 31, 2002 and 2001, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

    New accounting pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

    In August 2001, the FASB finalized Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Management does not believe this statement will have

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     a material effect on the Company's financial position or results of operations.

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

     Reclassification - Certain reclassifications have been made to conform prior year data to the current presentation.


2.   COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per share calculation if their effect would be anti-dilutive to earnings (loss) per share before effect of change in accounting principle.



                                                                 YEARS ENDED JULY 31,
                                                        ---------------------------------------
                                                           2002           2001          2000
                                                        ----------     ----------    ----------
 Net income (loss) before cumulative effect of
   change in accounting principle                       $    3,009     $    2,025    $   (3,399)
 Cumulative effect of change in accounting principle       (19,261)            --            --
                                                        ----------     ----------    ----------
 Net income (loss)                                      $  (16,252)    $    2,025    $   (3,399)
                                                        ==========     ==========    ==========
 Weighted average common
    shares outstanding                                      10,614         10,207        10,207
 Common share equivalents related to options                    37             30            --
                                                        ----------     ----------    ----------
 Common shares and common share
    equivalents                                             10,651         10,237        10,207
                                                        ==========     ==========    ==========
Basic earnings (loss) per common share:
  Before cumulative effect of accounting change         $     0.28     $     0.20    $    (0.33)
  Accounting change                                          (1.81)            --            --
                                                        ----------     ----------    ----------
    Basic earnings (loss) per common share              $    (1.53)    $     0.20    $    (0.33)
                                                        ==========     ==========    ==========
Diluted earnings (loss) per common share:
  Before cumulative effect of accounting change         $     0.28     $     0.20    $    (0.33)
  Accounting change                                          (1.81)            --            --
                                                        ----------     ----------    ----------
    Diluted earnings (loss) per common share            $    (1.53)    $     0.20    $    (0.33)
                                                        ==========     ==========    ==========

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   INTANGIBLES

     Intangibles consist of the following:

                                                                JULY 31,
                                                       ---------------------------
                                                          2002            2001
                                                       -----------     -----------
Carrying amount:
Goodwill                                               $    58,805     $    89,188
Trademarks and covenants not-to-compete                     10,381          10,349
Deferred bank financing fees                                 2,870           1,961
                                                       -----------     -----------
                                                            72,056         101,498
Less accumulated amortization:
Goodwill                                                   (15,066)        (15,142)
Trademarks and covenants not-to-compete                     (9,967)         (9,870)
Deferred bank financing fees                                (2,334)         (1,748)
                                                       -----------     -----------
                                                           (27,367)        (26,760)
                                                       -----------     -----------
Intangibles -- net                                     $    44,689     $    74,738
                                                       -----------     -----------

     Effective August 1, 2001, the Company adopted SFAS No. 142. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recognized a transitional goodwill impairment loss related to its United States operations of $30.0 million and recorded the charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002.

     Amortization of goodwill ceased effective August 1, 2001. A reconciliation of the previously reported net income (loss) is as follows:


                                                             YEARS ENDED JULY 31,
                                                            ----------------------
                                                              2001          2000
                                                            ---------    ---------
Reported net income (loss)                                  $   2,025    $  (3,399)
Add back: Amortization of goodwill (net of taxes)               2,309        2,314
                                                            ---------    ---------

Net income (loss), as adjusted                              $   4,334    $  (1,085)
                                                            ---------    ---------

Basic and diluted earnings (loss) per share:
     Reported net income (loss)                             $    0.20    $   (0.33)
     Amortization of goodwill (net of taxes)                $    0.23    $    0.23
                                                            ---------    ---------

Basic and diluted earnings (loss) per share, as adjusted    $    0.43    $   (0.10)
                                                            ---------    ---------

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              JULY 31,
                                                      -------------------------
                                                         2002            2001
                                                      ----------     ----------
Equipment                                             $   13,144     $   12,867
Software                                                   4,605          3,855
Furniture                                                  1,625          1,482
Vehicles                                                   1,044          1,243
Leasehold improvements                                     2,140          2,025
Other                                                          2             24
                                                      ----------     ----------
                                                          22,560         21,496
Less accumulated depreciation                            (17,933)       (15,331)
                                                      ----------     ----------
Property and equipment -- net                         $    4,627     $    6,165
                                                      ----------     ----------

5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              JULY 31,
                                                      ------------------------
                                                         2002          2001
                                                      ----------    ----------
Salaries and wages                                    $    2,616    $    2,427
Independent contractors                                    3,548         3,290
Workmen's compensation                                     1,688         1,320
Vacation                                                   1,809         1,583
Interest                                                     218           344
Other                                                      3,664         3,745
                                                      ----------    ----------
Total accrued liabilities                             $   13,543    $   12,709
                                                      ----------    ----------


6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                JULY 31,
                                                      -----------------------------
                                                          2002             2001
                                                      ------------     ------------
Bank credit agreement (a)                             $     30,781     $     41,981
Seller financing notes and other (b)                           507            1,053
Capital lease obligations (Note 7)                              21              230
                                                      ------------     ------------
                                                            31,309           43,264
Less current portion                                        (5,778)         (11,066)
                                                      ------------     ------------
Long-term debt                                        $     25,531     $     32,198
                                                      ------------     ------------

     a) Bank Credit Agreement

     As of July 31, 2001, the Company's bank credit agreement consisted of an amortizing term loan of $32.2 million and a revolving credit facility of $19.5 million due November 30, 2001. On November 9, 2001, the Company amended its bank credit agreement. Under the terms of the Third Amended and Restated Credit Agreement, the Company prepaid $5 million of the amortizing term loan from available cash and the facility was extended through February 28, 2003. The revolving credit facility is governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, until maturity, at which time any amounts outstanding under the facility are due. Interest on outstanding borrowings is payable monthly at

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     prime plus 0.50% or LIBOR plus 3.50%. In addition, the Company is required to pay a commitment fee of 0.50% for any unused amounts of the revolving credit facility. Effective September 27, 2002, the credit agreement was amended to extend the maturity date to November 30, 2003. The amended facility consists of an amortizing term loan of $18.3 million and a $19.5 million revolving credit facility. As of July 31, 2002 borrowings under the revolving credit facility totaled approximately $12,466 and the Company had outstanding letters of credit totaling $3,884.

     Amounts outstanding under the credit facility are secured by all of the Company's U.S. assets and 100% of the stock of the Company's principal Canadian subsidiaries. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each quarter beginning July 31, 2001, by the amount of excess cash flow, all as defined in the agreement. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances. On October 4, 2002 the credit agreement was amended to adjust the financial ratio related to the minimum amount of stockholders' equity. This amendment had been contemplated by the Company and its lenders and was necessary as a result of the impact of the goodwill impairment recorded upon adoption of SFAS No. 142.

     The Company has entered into various interest rate protection agreements on a portion of the borrowings under the revolving credit facility. On November 9, 2001, the Company entered into an interest rate protection arrangement on $13 million of the borrowings under the credit agreement. The interest rate has been fixed at 6.14%. This arrangement matures February 28, 2003. At July 31, 2002, the Company had unpaid settlements of approximately $16 related to the interest rate swap. The fair value of this agreement at July 31, 2002 and 2001 was a liability of approximately $78 and $64, respectively. At July 31, 2002 the weighted average interest rate for all outstanding borrowings was approximately 5.33%.

     The counter party to these agreements is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk of loss due to nonperformance by the counter party to these agreements is remote and, in any event, the amount of such loss would be immaterial to the Company's results of operations.

     b) Seller Financing Notes and Other

     In connection with various acquisitions the Company issued various notes to the sellers of those businesses. The notes bear interest of 10% per annum.

     Scheduled principal payments in each of the next five years and thereafter on long-term debt and capital lease obligations are as follows:


                                                 2003               $   5,778
                                                 2004                  25,531
                                                                    ---------
                                                                    $  31,309
                                                                    ---------


7.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases certain equipment and properties under non-cancelable lease agreements, which expire at various dates.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     At July 31, 2002, minimum annual lease payments for such leases are as follows:

                                                        Capital          Operating
                                                         Leases           Leases
                                                      ------------     ------------
                                              2003    $         22     $      4,811
                                              2004              --            3,513
                                              2005              --            2,097
                                              2006              --            1,105
                                              2007              --              522
                                        Thereafter              --              479
                                                      ------------     ------------
                                                                22     $     12,527
                                                                       ------------
                 Less amount representing interest              (1)
                                                      ------------
Net present value of future minimum lease payments    $         21
                                                      ------------


     Rent expense related to operating leases amounted to approximately $8,222, $7,069 and $6,131 for the years ended July 31, 2002, 2001 and 2000, respectively.

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

     On October 14, 1999, pursuant to a stipulation of the parties, plaintiffs filed a second amended class action complaint that added allegations relating to the information disclosed in the Company's June 14 and September 17, 1999 press releases. In addition to the defendants named in the amended complaint, the Second Amended Class Action Complaint named Deloitte & Touche and Deloitte & Touche LLP (the Court subsequently dismissed Deloitte & Touche LLP without prejudice pursuant to the stipulation of the parties). The Second Amended Class Action Complaint alleged that the defendants issued a series of materially false and misleading statements and omitted material facts concerning the Company's financial condition and business operations. The lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs sought unspecified damages on behalf of all other purchasers of the Company's common stock during the period of September 18, 1997 through and including September 17, 1999 (the "Class").

     On September 20, 2000, the Company, Richard McClelland, Robert Capps and the Underwriter Defendants signed a memorandum of understanding setting forth the terms of a proposed settlement of this action. Deloitte & Touche was not a party to the memorandum of understanding. On December 13, 2000, the Settling Parties signed a Stipulation of Agreement of Settlement. The settlement provided that the Company's primary

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     directors and officers liability insurer, American Home Insurance Company, pay $2 million towards the settlement. In addition, the Company paid $1 million and contributed one million shares of common stock towards the proposed settlement. The Company also agreed to pay to the class 75% of any recoveries, after legal expenses and costs, from the Company's excess insurer, Reliance Insurance Company, and former auditors, Deloitte & Touche LLP and Deloitte & Touche. A separate agreement was also reached to settle all claims by the Company and by plaintiffs in the class action against Deloitte & Touche LLP and Deloitte & Touche for the total amount of $2.25 million.

     On April 10, 2000, Reliance Insurance Company filed a notice of action in the Superior Court of Justice in Ontario, Canada, seeking a declaratory judgment that defendants in the shareholder class action were not entitled to reimbursement under the Reliance insurance policy for losses incurred in connection with that action. The Reliance policy provided $3 million in excess coverage to supplement the $2 million in coverage provided to the Company pursuant to the underlying policy issued by American Home Assurance Company.

     Dynamex, Richard McClelland, and Robert Capps filed a complaint in the United States District court for the Northern District of Texas that named Reliance Insurance Company as a defendant. The complaint alleged claims for breach of contract and breach of the duty of good faith and fair dealing arising from the failure of Reliance to contribute to the settlement of the above-referenced shareholder litigation. The plaintiffs sought unspecified damages.

     Reliance Insurance Company and Dynamex, Richard McClelland and Robert Capps signed an agreement to settle their respective claims. Pursuant to the agreement, in the fourth quarter 2001 Reliance paid $1.9 million to the Company for the benefit of the Company and the Class.

     These settlements were finalized and approved by the Court on June 29, 2001. As a result of the settlements, the Company recovered $695 from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche including legal fees and costs incurred in connection with the Company's claims against these entities. The amount recovered is reflected in the fiscal 2001 Consolidated Statement of Operations as a reduction to the Provision for settlement of shareholder litigation. As explained above, the additional amounts recovered by the Company from Reliance Insurance Company, Deloitte & Touche LLP and Deloitte & Touche were contributed to the settlement of the shareholder class action. The Company has satisfied its obligations under the terms of the settlement by paying $1.0 million in fiscal 2001 and distributing one million shares of common stock during fiscal 2002 to class members and their counsel.

     The Company received informal requests for information from the Staff of the Securities and Exchange Commission ("SEC") for documents and testimony concerning the circumstances of the restatement of the Company's prior period financial statements. In early November 2001, the Company received written notification from the SEC that the inquiry into the circumstances of the restatements of the Company's financial statements has been closed with no formal action being recommended.

     The Company is also a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



8.   INCOME TAXES

     The United States and Canadian components of income (loss) before income taxes are as follows:


                                                                   YEARS ENDED JULY 31,
                                                      ----------------------------------------------
                                                          2002             2001             2000
                                                      ------------     ------------     ------------
Canada                                                $      2,591     $      4,098     $      3,299
United States                                                4,076              388           (4,980)
                                                      ------------     ------------     ------------
                                                      $      6,667     $      4,486     $     (1,681)
                                                      ------------     ------------     ------------


   The provision for income tax before the deferred tax impact of the cumulative effect of change in accounting principle consisted of the following:

Current tax expense (benefit):
  Canada                                              $      1,455     $      1,991     $      1,546
  U.S.                                                       2,264             (109)              --
                                                      ------------     ------------     ------------
          Total current tax expense                          3,719            1,882            1,546
                                                      ------------     ------------     ------------
Deferred tax expense (benefit):
  Canada                                                        44               47               87
  U.S.                                                        (105)             532               85
                                                      ------------     ------------     ------------
          Total deferred tax expense (benefit)                 (61)             579              172
                                                      ------------     ------------     ------------
          Total income tax provision                  $      3,658     $      2,461     $      1,718
                                                      ------------     ------------     ------------


    Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components (in thousands):

                                                                          JULY 31,
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------
Deferred tax asset:
  Allowance for doubtful accounts                               $        160     $        247
  Fixed assets                                                            95              171
  Amortization of intangibles                                         10,840            2,049
  Accrued vacation                                                       438              347
  Accrued Liabilities & other                                          1,059              983
  Provision for settlement of shareholder litigation                      --              704
  Charitable contribution carryover                                       42               35
  Foreign tax credit carryforward                                         --              393
  WOTC tax credit carryforward                                           127              127
  State net operating loss carryforward                                1,177            1,112
  Federal net operating loss carryforward                              4,902            4,726
                                                                ------------     ------------
     Total deferred tax benefits                                      18,840           10,894
Less valuation allowance                                              (5,030)          (5,980)
                                                                ------------     ------------
     Net deferred tax asset                                           13,810            4,914
Deferred tax liabilities:
  Fixed assets                                                          (746)            (702)
                                                                ------------     ------------
     Total deferred tax liabilities                                     (746)            (702)
                                                                ------------     ------------
     Net deferred tax asset                                     $     13,064     $      4,212
                                                                ------------     ------------

Financial Statements:

  Current deferred tax assets                                   $      1,657     $      1,577
                                                                ------------     ------------

  Non-current deferred tax assets                               $     11,407     $      2,635
                                                                ------------     ------------

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

    The Company has a federal net operating loss carryforward of $13,674 as of July 31, 2002. This carryforward is available to offset future United States federal taxable income. The net operating losses expire as follows: $222 in the year 2009, $2,720 in the year 2013, $2,025 in the year 2019, $4,737 in the year 2020, $1,507 in the year 2021 and $2,463 in the year 2022.

    The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries' undistributed earnings as of July 31, 2002. Such earnings are intended to be reinvested indefinitely.

    The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

                                                                              YEARS ENDED JULY 31,
                                                                ----------------------------------------------
                                                                    2002             2001              2000
                                                                ------------     ------------     ------------

Income taxes at statutory rate                                  $      2,266     $      1,525     $       (572)

Effect on taxes resulting from:
     State taxes                                                         467              314             (118)
     Foreign                                                             619              410              330
     Increase (decrease) in valuation allowance                         (950)             867            2,409

     Utilization of net operating losses as a result
       of changes in the US tax laws                                     448               --               --
     Other (including permanent differences)                             808             (655)            (331)
                                                                ------------     ------------     ------------
                                                                $      3,658     $      2,461     $      1,718
                                                                ------------     ------------     ------------


9. RELATED PARTY TRANSACTIONS

    The Company leased a facility from a member of the Company's Board of Directors. During the years ended July 31, 2001 and 2000, the Company paid approximately $55 and $120, respectively, in rent to this party. Rent payments for this property were $10 per month. This lease was terminated in the third quarter of the fiscal year ended July 31, 2001.

10. RESERVE FOR DOUBTFUL ACCOUNTS

    The changes in the reserve for doubtful accounts are summarized below:


                                                        Additions
                                        Balance at      Charged to                       Balance
                                       Beginning of     Costs and                       at End of
                                           Year          Expenses       Deductions         Year
                                       ------------    ------------    ------------    ------------
Fiscal year ended:

                July 31, 2002          $        772    $        623    $        833    $        562

                July 31, 2001          $        940    $        970    $      1,138    $        772

                July 31, 2000          $      1,320    $      1,119    $      1,499    $        940

11. STOCK OPTION PLAN

    Effective June 5, 1996, the Company's stockholders approved the Amended and Restated 1996 Stock Option

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Plan (the "Option Plan"). The Option Plan has been subsequently amended to increase the maximum aggregate amount of common stock with respect to which options may be granted to 1,100,000 shares. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amounts indicated below:


                                                              YEARS ENDED JULY 31,
                                                   ---------------------------------------------
                                                       2002             2001             2000
                                                   ------------     ------------    ------------
Net income (loss):
  As reported                                      $    (16,252)    $      2,025    $     (3,399)
  Pro forma                                        $    (16,853)    $      1,593    $     (3,764)

Earnings (loss) per share -- assuming dilution:
  As reported                                      $      (1.53)    $       0.20    $      (0.33)
  Pro forma                                        $      (1.58)    $       0.16    $      (0.37)


    The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 73%, 77% and 72%; risk-free interest rate of 5.10%, 5.50%, and 4.31%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2002, 2001 and 2000 was $1.86, $1.40 and $1.32, respectively.

    Stock option activity during the periods indicated is as follows:


                                                   ------------     ------------    ------------
                                                              YEARS ENDED JULY 31,
                                                  ----------------------------------------------
                                                      2002             2001             2000
                                                  ------------     ------------     ------------
Number of shares under option:
  Outstanding at beginning of year                     677,780          814,330          734,220
  Granted                                              208,000           18,000          185,000
  Exercised                                                 --               --               --
  Canceled                                             (27,600)        (154,550)        (104,890)
                                                  ------------     ------------     ------------
  Outstanding at end of year                           858,180          677,780          814,330
                                                  ------------     ------------     ------------
  Exercisable at end of year                           523,394          403,318          288,572
                                                  ------------     ------------     ------------
Weighted average exercise price:
  Granted                                         $      2.293     $      1.683     $      1.687
  Exercised                                                 --               --               --
  Canceled                                               2.938            4.881            5.543
  Outstanding at end of year                             4.771            5.457            5.195
  Exercisable at end of year                             6.038            6.236            6.657
                                                  ------------     ------------     ------------

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The following table summarizes information about stock options outstanding at July 31, 2002:


                                                    WEIGHTED AVERAGE
                          NUMBER OF                  REMAINING LIFE           WEIGHTED AVERAGE
                           SHARES                      (IN YEARS)              EXERCISE PRICE
                      ---------------              -----------------         ----------------
                          109,000                         8.0                     $  1.438
                            7,000                         8.2                     $  1.625
                            6,000                         8.5                     $  1.800
                          160,750                         6.7                     $  2.250
                          188,000                         9.9                     $  2.293
                            6,000                         7.1                     $  2.875
                           79,000                         2.8                     $  4.250
                            6,000                         5.0                     $  7.250
                          178,500                         4.0                     $  8.000
                           67,930                         5.3                     $ 10.375
                           50,000                         5.8                     $ 11.875
                      -----------                         ---                     --------
                          858,180                         6.5                     $  4.771


12. EMPLOYEES' DEFINED CONTRIBUTION PLAN

    The Company sponsors a defined contribution plan (the Plan) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company's Board of Directors. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2002, 2001 and 2000.

13. SHAREHOLDER RIGHTS AGREEMENT

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

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14. SEGMENT INFORMATION

    Dynamex Inc. operates in one reportable business segment, same-day delivery services. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income (loss) before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2002, 2001 and 2000:


                                               United
                                               States           Canada           Total
                                            ------------     ------------    ------------
2002
Sales                                       $    157,834     $     78,111    $    235,945
Operating income                                   5,773            4,373          10,146
Identifiable assets                               72,957           20,913          93,870
Goodwill, net                                     36,111            7,628          43,739
Capital expenditures                                 947              415           1,362
Depreciation and amortization                      2,283              589           2,872
Amortization of intangibles                           21               64              85

2001
Sales                                       $    165,144     $     84,270    $    249,414
Operating income                                   4,229            5,222           9,451
Identifiable assets                               96,678           25,234         121,912
Goodwill, net                                     66,136            7,910          74,046
Capital expenditures                               1,930              269           2,199
Depreciation and amortization                      2,528              589           3,117
Amortization of intangibles                        3,909              388           4,297

2000
Sales                                       $    168,437     $     83,038    $    251,475
Operating income (loss)                             (977)           4,953           3,976
Identifiable assets                              109,256           17,268         126,524
Goodwill, net                                     68,511            8,969          77,480
Capital expenditures                               2,471              236           2,707
Depreciation and amortization                      2,835              765           3,600
Amortization of intangibles                        4,822              509           5,331

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. QUARTERLY DATA (UNAUDITED)

    Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands except per share amounts and business days):


                                                                                  Quarter Ended
                                                         --------------------------------------------------------------
                                                         October 31,      January 31,        April 30,       July 31,
                                                         ------------     ------------     ------------    ------------
                                                          (restated)
2002
Sales                                                    $     61,736     $     57,077     $     57,030    $     60,103
Gross profit                                                   18,280           17,250           17,040          17,457
                                                         ------------     ------------     ------------    ------------
Net income (loss) before accounting change                        907             (450)           1,330           1,222
Net income (loss)                                        $    (18,354)    $       (450)    $      1,330    $      1,222

Net income (loss) per share before accounting change:
  basic                                                  $       0.09     $      (0.04)    $       0.12    $       0.11
  assuming dilution                                      $       0.09     $      (0.04)    $       0.12    $       0.11

Net income (loss) per share:
  basic                                                  $      (1.80)    $      (0.04)    $       0.12    $       0.11
  assuming dilution                                      $      (1.80)    $      (0.04)    $       0.12    $       0.11
                                                         ------------     ------------     ------------    ------------
Average shares outstanding                                     10,207           10,363           10,680          11,207
                                                         ------------     ------------     ------------    ------------
Number of business days                                          64.3             61.2             61.8            63.6
                                                         ------------     ------------     ------------    ------------


                                                                                Quarter Ended
                                                         -------------------------------------------------------------
                                                          October 31,     January 31,      April 30,         July 31,
                                                         ------------    ------------    ------------     ------------
2001
Sales                                                    $     64,824    $     62,531    $     59,938     $     62,121
Gross profit                                                   20,004          19,307          18,383           18,812
Net income (loss)                                        $        498    $         59    $        (17)    $      1,485

Net income (loss) per share:
  basic                                                  $       0.05    $       0.01    $      (0.00)    $       0.15
  assuming dilution                                      $       0.05    $       0.01    $      (0.00)    $       0.14
                                                         ------------    ------------    ------------     ------------
Average shares outstanding                                     10,207          10,207          10,207           10,207
                                                         ------------    ------------    ------------     ------------
Number of business days                                          64.3            61.8            62.0             63.9
                                                         ------------    ------------    ------------     ------------

    Net income for the quarter ended October 31, 2001 was restated from the previously reported amount to reflect the impairment of goodwill resulting from the Company's adoption of SFAS No. 142. The impairment totaled $19.3 million, net of taxes. Net income for the quarter ended January 31, 2002 includes charges of $1.2 million related to the restructuring of the Company's Canadian operations. Net income for the quarter ended July 31, 2001 includes other income of approximately $695 related to the settlement of claims related to the shareholder class-action lawsuit and gains on sales of surplus radio licenses of $375.

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

     4.1(2)       -- Rights Agreement between Dynamex Inc. and Harris Trust and
                     Savings Bank, dated July 5, 1996.

     4.2(8)       -- Amendment No. 1 to Rights Agreement between Dynamex Inc.
                     and ComputerShare Investor Services, LLC (formerly Harris
                     Trust and Savings Bank), dated January 11, 2001

     4.3(8)       -- Amendment No. 2 to Rights Agreement between Dynamex Inc.
                     and ComputerShare Investor Services, LLC (formerly Harris
                     Trust and Savings Bank), dated October 4, 2001

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

    10.9(7)       -- Fourth Amendment to Second Amended and Restated Credit
                     Agreement by and among the Company and Nationsbank of
                     Texas, N.A., as agent for the lenders therein, dated
                     October 30, 2000.

    10.10(8)      -- Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative
                     agent for the lenders therein, dated November 9, 2001.

    10.11(1)      -- First Amendment to Third Amended and Restated Credit
                     Agreement by and among the Company and Bank of America,
                     N.A., as administrative agent for the lenders therein,
                     dated September 27, 2002.

    10.12(1)      -- Second Amendment to Third Amended and Restated Credit
                     Agreement by and among the Company and Bank of America,
                     N.A., as administrative agent for the lenders therein,
                     dated October 4, 2002.

    11.1          -- Statement regarding computation of earnings (loss) per
                     share. All information required by Exhibit 11.1 is
                     presented in Note 2 of the Company's Consolidated Financial
                     Statements in accordance with the provisions of SFAS No.
                     128

    21.1(1)       -- Subsidiaries of the Registrant.

    23.1(1)       -- Consent of BDO Seidman, LLP.

    99.1(1)       -- Certification of CEO and CFO pursuant to 18 U.S.C. Section
                     1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

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

(8) Filed as an exhibit to the registrant's annual report on Form 10-K for the fiscal year ended July 31, 2001, and incorporated herein by reference.