Form 10-Q
period 2002-10-31
DYNAMEX INC
filed 2002-12-16
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2002

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of December 1, 2002 was 11,206,817 shares.

================================================================================

DYNAMEX INC.

================================================================================

                                      INDEX

                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         October 31, 2002 (Unaudited) and July 31, 2002

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three months ended October 31, 2002 and 2001 (Restated)

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Three months ended October 31, 2002 and 2001 (Restated)

                      Notes to Condensed Consolidated Financial Statements                          5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   7
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  13

           Item 4.    Controls and Procedures                                                      13

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           14

           Item 4.    Submission of Matters to a Vote of Security Holders                          14

           Item 6.    Exhibits and Reports on Form 8-K.                                            14

           Signature                                                                               15

           Certifications                                                                       16-17

           Exhibit Index                                                                          E-1

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
--------------------------------------------------------------------------------


                                                                      October 31,       July 31,
                                                                         2002              2002
                                                                      -----------      -----------
                                                                      (Unaudited)
                                                ASSETS
CURRENT
Cash and cash equivalents                                             $     4,689      $     4,489
Accounts receivable (net of allowance for doubtful accounts
   of $593 and $562, respectively)                                         25,100           23,165
Prepaid and other current assets                                            2,017            3,223
Deferred income tax                                                         1,649            1,657
                                                                      -----------      -----------
             Total current assets                                          33,455           32,534

Property and equipment - net                                                4,327            4,627
Goodwill                                                                   43,861           43,739
Intangibles - net                                                           1,215              950
Deferred income taxes                                                      10,948           11,407
Other assets                                                                  609              613
                                                                      -----------      -----------
             Total assets                                             $    94,415      $    93,870
                                                                      ===========      ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable trade                                                $     4,141      $     3,894
Accrued liabilities                                                        14,509           13,543
Current portion of long-term debt                                           5,786            5,778
                                                                      -----------      -----------
             Total current liabilities                                     24,436           23,215

LONG-TERM DEBT                                                             22,677           25,531
                                                                      -----------      -----------
Total liabilities                                                          47,113           48,746
                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
   none outstanding                                                            --               --
Common stock; $0.01 par value, 50,000,000 shares authorized;
   11,206,817 and 11,206,817 outstanding, respectively                        112              112
Additional paid-in capital                                                 74,062           74,062
Retained earnings                                                         (25,860)         (27,828)
Unrealized foreign currency translation adjustment                         (1,012)          (1,222)
                                                                      -----------      -----------
             Total stockholders' equity                                    47,302           45,124
                                                                      -----------      -----------
             Total liabilities and stockholders' equity               $    94,415      $    93,870
                                                                      ===========      ===========



    See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


                                                               Three months ended
                                                                  October 31,
                                                           --------------------------
                                                              2002            2001
                                                           ----------      ----------
                                                                           (Restated)
 Sales                                                     $   61,732      $   61,736

 Cost of sales                                                 43,309          43,456
                                                           ----------      ----------

 Gross profit                                                  18,423          18,280

 Selling, general and administrative expenses                  14,341          14,809
 Depreciation and amortization                                    580             782
 (Gain) loss on disposal of property and equipment                 32             (18)
                                                           ----------      ----------

 Operating income                                               3,470           2,707

 Interest expense                                                 613             910
 Other income                                                     (14)            (26)
                                                           ----------      ----------

 Income  before taxes                                           2,871           1,823

 Income tax expense                                               903             916
                                                           ----------      ----------

Income before cumulative effect of change in
  accounting principle                                          1,968             907

Cumulative effect of change in accounting for goodwill             --         (19,261)
                                                           ----------      ----------

Net income (loss)                                          $    1,968      $  (18,354)
                                                           ==========      ==========

Basic earnings (loss) per common share:
Before cumulative effect of accounting change              $     0.18      $     0.09
Accounting change                                                  --           (1.89)
                                                           ----------      ----------
  Basic earnings (loss) per common share                   $     0.18      $    (1.80)
                                                           ==========      ==========

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change              $     0.17      $     0.09
Accounting change                                                  --           (1.88)
                                                           ----------      ----------
  Diluted earnings (loss) per common share                 $     0.17      $    (1.79)
                                                           ==========      ==========

Weighted average shares:
   Common shares outstanding                                   11,207          10,207
   Adjusted common shares - assuming
      exercise of stock options                                11,279          10,245


     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
--------------------------------------------------------------------------------


                                                                         Three months ended
                                                                             October 31,
                                                                     --------------------------
                                                                           2002            2001
                                                                     ----------      ----------
OPERATING ACTIVITIES                                                                 (Restated)
Net income (loss)                                                    $    1,968      $  (18,354)
Adjustments to reconcile net income (loss) to  net cash provided by operating activities:
   Depreciation and amortization                                            571             745
   Amortization and write down of goodwill and intangible assets              9          30,062
   Provision for losses on accounts receivable                              183             219
   Deferred income taxes                                                    467         (10,228)
(Gain) loss on disposal of property and equipment                            32             (17)
Changes in current operating assets and liabilities:
   Accounts receivable                                                   (2,118)         (1,557)
   Prepaids and other assets                                              1,206             781
   Accounts payable and accrued liabilities                               1,211             761
                                                                     ----------      ----------
Net cash provided by operating activities                                 3,529           2,412
                                                                     ----------      ----------

INVESTING ACTIVITIES
Purchase of property and equipment                                         (257)           (514)
Net proceeds from disposal of property and equipment                         15              17
                                                                     ----------      ----------
Net cash used in investing activities                                      (242)           (497)
                                                                     ----------      ----------

FINANCING ACTIVITIES
Principal payments on long-term debt                                     (1,376)         (1,550)
Net borrowings under line of credit                                      (1,467)          1,000
Other assets and deferred financing fees                                   (257)            (41)
                                                                     ----------      ----------
Net cash used in financing activities                                    (3,100)           (591)
                                                                     ----------      ----------

                                                                     ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH                                             13            (208)
                                                                     ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   200           1,116
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,489           8,066
                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    4,689      $    9,182
                                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest                                               $      487      $      850
                                                                     ==========      ==========
Cash paid for (refunds of) taxes                                     $      (75)     $    1,194
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

The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2003 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

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

The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company's audited financial statements for the fiscal year ended July 31, 2002.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 2002 and the results of its operations and cash flows for the three-month periods ended October 31, 2002 and 2001. The tax provision for the three-month periods ended October 31, 2002 and 2001 are based upon management's estimate of the Company's annualized effective tax rate.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended October 31, 2002 was $2,178 compared to a restated comprehensive loss of $18,978 for the period ended October 31, 2001. The two components of comprehensive income are net income
(loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation gain of $210 and a foreign currency translation loss of $625 for the three months ended October 31, 2002 and 2001, respectively.

3.       GOODWILL

Effective August 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recognized a transitional goodwill impairment loss related to its United States operations of $30.0 million and recorded the charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002. Since the financial statements for that period had previously been released, that period presented herein has been restated to reflect this charge.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


4.       INTANGIBLES

At October 31, 2002, intangibles and related amortization expense for the three months ended October 31, 2002 and 2001 consist of the following:


                                                                                Amortization Expense
                                                 Accumulated               Three Months Ended October 31,
                                       Asset    Amortization       Net       2002                2001
                                      -------   ------------     -------   ----------          ----------
       Covenants not-to-compete       $ 9,917   $      9,910     $     7   $        4          $       32
       Trademarks                         470             72         398            5                   5
       Deferred bank financing fees     1,333            523         810          151                  85
                                      -------   ------------     -------   ----------          ----------

       Total                          $11,719   $     10,504     $ 1,215   $      160          $      121
                                      -------   ------------     -------   ----------          ----------

During the quarter ended October 31, 2002, the Company capitalized $649 related to the amendment of its Credit Agreement. These fees will amortized over the life of the Credit Agreement, which matures November 2003. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $647 for 2003, $270 for 2004 and approximately $20 per year thereafter.

5.       COMPUTATION OF EARNINGS PER SHARE

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


                                                       Three Months Ended October 31,
                                                       ------------------------------
                                                          2002               2001
                                                       ----------         ----------
 Net income before cumulative effect of
   change in accounting principle                      $    1,968         $      907
 Cumulative effect of change in accounting
   principle                                                   --            (19,261)
                                                       ----------         ----------
 Net income (loss)                                     $    1,968         $  (18,354)
                                                       ==========         ==========
 Weighted average common
    shares outstanding                                     11,207             10,207

 Common share equivalents related to options                   72                 38
                                                       ----------         ----------
 Common shares and common share
    equivalents                                            11,279             10,245
                                                       ==========         ==========
Basic earnings (loss) per common share:
  Before cumulative effect of accounting change        $     0.18         $     0.09

  Accounting change                                            --              (1.89)
                                                       ----------         ----------
    Basic earnings (loss) per common share             $     0.18         $    (1.80)
                                                       ==========         ==========
Diluted earnings (loss) per common share:
  Before cumulative effect of accounting change        $     0.17         $     0.09

  Accounting change                                            --              (1.88)
                                                       ----------         ----------
    Diluted earnings (loss) per common share           $     0.17         $    (1.79)
                                                       ==========         ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================

           This discussion contains forward-looking statements, which involve assumptions regarding Company operations and future prospects. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among other things, competition, foreign exchange, and risks associated with the local delivery industry. These and other risks are mentioned from time to time in the Company's filings with the Securities and Exchange Commission. Caution should be taken that these factors could cause the actual results to differ from those stated or implied in this and other Company communications.

GENERAL

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 22 U.S. metropolitan areas.

Effective August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As a result of the adoption of this new accounting pronouncement, a goodwill impairment charge of $19.3 million was recognized during fiscal 2002. In accordance with SFAS No. 142 and other accounting pronouncements, the Company measured the impairment during fiscal 2002, and once the impairment was finalized, recorded the charge with an effective date of August 1, 2001. Since the financial statements for that period had previously been released, that period presented herein has been restated to reflect this charge. The following discussion of the Company's results of operations is based on income before the accounting change.

A significant portion of the Company's revenues is generated in Canada. For the three month period ended October 31, 2002, Canadian revenues accounted for approximately 33.5% of total consolidated revenue, compared to 32.8% for the same period in 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's condensed statements of consolidated operations, expressed as a percentage of sales.

                                                     Three months ended
                                                         October 31,
                                                     ------------------
                                                      2002        2001
                                                     ------      ------
    Sales                                             100.0%      100.0%
    Cost of sales                                      70.2%       70.4%
                                                     ------      ------
    Gross profit                                       29.8%       29.6%

    Selling, general and
       administrative expenses                         23.2%       24.0%
    Depreciation and amortization                       0.9%        1.2%
    Loss on disposal of assets                          0.1%        0.0%
                                                     ------      ------
    Operating income                                    5.6%        4.4%

    Interest expense and other                          1.0%        1.4%
                                                     ------      ------
    Income before income taxes and accounting
    change                                              4.6%        3.0%
                                                     ======      ======


THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001.

Net income for the three months ended October 31, 2002 was $1,968,000, an increase of 117% compared to income of $907,000 (before the accounting change) for the three months ended October 31, 2001. Lower selling, general and administrative and interest expense, along with lower depreciation expense and a slightly improved gross margin, all contributed to the improved results for the current year quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================

Sales for the three months ended October 31, 2002 were $61.7 million, the same as the prior year quarter. On a revenue per day basis, Canadian sales increased 2.2% while U.S. sales were 1.1% below the prior year. The exchange rate between the U.S. dollar and the Canadian dollar declined in the current year quarter compared to the same quarter last year. Had the exchange rate been the same in both periods, sales per day would have been approximately 1% higher in the current year quarter compared to the prior year. On-demand sales represented 50.1% of total sales in the current year quarter compared to 50.4% in the prior year.

Cost of sales for the three months ended October 31, 2002 declined $0.2 million, or 0.3%, to $43.3 million from $43.5 million for the same period in 2001. Cost of sales, as a percentage of sales, decreased to 70.2% from 70.4% for the same period ended in 2001. The improvement in gross margin was due to improved operating efficiencies realized in the current period, including the elimination of inefficient routing.

Selling, general and administrative ("SG & A") expenses for the three months ended October 31, 2002 decreased $0.5 million, or 3.2%, to $14.3 million from $14.8 million for the same period in 2001. This decrease in SG & A expenses in the three months ended October 31, 2002 is attributable to several factors. Compensation costs decreased $0.2 million primarily in the administrative, dispatch and customer service areas in the U.S. The Company also incurred less professional fees ($0.2 million) in the three month period ended October 31, 2002, primarily from lower legal and IT consulting fees. SG & A expenses, as a percentage of sales, were 23.2% for the three months ended October 31, 2002, down from 24.0% for the same period last year.

For the three months ended October 31, 2002, depreciation and amortization was $0.6 million compared to $0.8 million for the same period ended in 2001. This decrease is primarily attributable to the lower capital expenditures in 2002 and 2001 compared to prior years and, to a lesser extent, the reduction in amortization of covenants not-to-compete that are fully amortized after three years.

Interest expense for the three months ended October 31, 2002 declined $0.3 million, or 33%, to $0.6 million from $0.9 million for the same period ended in 2001, and as a percentage of sales, to 1.0% from 1.4%. This decline results from both a lower interest rate and lower levels of debt. The weighted average interest rate for all borrowings at October 31, 2002 was 5.74%, compared to 6.25% at October 31, 2001. The Company has also reduced its debt since October 31, 2001 by over $14 million.

The effective income tax rate declined from 50% in the three-month period ended October 31, 2001 to 31% in the current period. The primary reason for this decline is the increase in U.S. taxable income that is substantially offset by the utilization of the net operating loss carryforwards generated in prior years, and further by a marginally lower tax rate in Canada in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.5 million for the three months ended October 31, 2002 compared to $2.4 million for the same period in 2001. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $2.8 million for the three months ended October 31, 2002 compared to $1.9 million for the three months ended October 31, 2001 (before the effects of the write-off of goodwill), due to the higher income before accounting change.

Capital expenditures for the three months ended October 31, 2002 were approximately $257,000. Management expects annual capital expenditures to be in the $1.5 to $2.0 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

As of October 31, 2002, the Company's bank credit agreement (Credit Agreement) consisted of an amortizing term loan of $16.9 million and a revolving credit facility of $19.5 million due November 30, 2003. Amounts outstanding under the revolving credit facility included borrowings of $11.1 million and outstanding letters of credit totaling $4.2 million. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. The Company has entered into

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================

interest rate protection arrangements on a portion of the borrowings under the Credit Agreement. The interest rate on $13 million of outstanding debt has been fixed at 6.14%. This hedging arrangement is effective October 31, 2001 and matures on February 28, 2003. At the expiration of the current agreement, the Company intends to enter into a new interest rate protection agreement on a minimum of 30% of the then outstanding Loans as required by the Credit Agreement. Amounts outstanding under the Credit Agreement are secured by all of the Company's U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) was approximately $4.1 million for the three months ended October 31, 2002, compared to $3.5 million in the same period last year. This increase is attributable to lower selling, general and administrative costs and a slightly higher gross margin. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's definition of EBITDA may not be identical to similarly entitled measures used by other companies.

The Company's cash flows from operations for the three months ended October 31, 2002 were approximately $3.5 million. Consequently, purchases of property and equipment and payments of long-term debt were financed entirely by internally generated cash flow.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's contractual commitments as of October 31, 2002 for the periods indicated:

                                           Less than 1
                               Total          year         1-3 years     3-5 years     Thereafter
                              --------     -----------     ---------     ---------     ----------
Long-term Debt                $ 28,446     $     5,769     $  22,677     $      --     $       --
Capital Lease Obligations           17              17            --            --             --

Operating Leases                11,565           4,605         5,115         1,404            441
                              --------     -----------     ---------     ---------     ----------

    Total                     $ 40,028     $    10,391     $  27,792     $   1,404     $      441
                              ========     ===========     =========     =========     ==========

The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $275, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3,000 and $4,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================


DEFERRED TAXES

During the three months ended October 31, 2002, U.S. tax deductions exceeded financial statement deductions by approximately $1.6 million. As a result, net deferred tax assets were reduced by approximately $0.5 million during this quarter, with an offsetting charge to tax expense in the Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $13.3 million at October 31, 2002 and has established an 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance, when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

CLAIMS EXPOSURE

As of December 1, 2002, the Company utilized the services of approximately 4,600 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim limit of $20 million. Drivers are required to maintain vehicle liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
================================================================================


CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers supply their own vehicles and as of December 1, 2002, over 90% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or require the Company to restate financial information from prior periods.

In addition to the drivers that are independent contractors, certain of the Company's drivers are employed by the Company and supply and operate their own vehicles during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment related taxes on such amounts, and may also be required to pay penalties, which could have an adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods.

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

DEPENDENCE ON KEY PERSONNEL

The Company's success is largely dependent on the skills, experience and performance of certain key members of its management. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success and plans for growth also depend on its ability to attract and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.

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

DEPENDENCE ON AVAILABILITY OF QUALIFIED COURIER PERSONNEL

The Company is dependent upon its ability to attract and retain qualified courier personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate and upgrade its pool of available couriers and support personnel to keep pace with demands for delivery services. There can be no assurance that qualified courier personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified courier personnel would have a material adverse impact on the Company's business, financial condition and results of operations.

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

o The ability of the Company to retain independent contractor drivers may be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.1 million and a decrease in quarterly net income of approximately $0.1 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

The Company has entered into an interest rate protection agreement on a portion of the borrowings under its bank credit facility. Through an interest rate swap, the interest rate on $13 million of outstanding debt has been fixed at 6.14%. This hedging agreement expires on February 28, 2003 and will be renewed in accordance with the terms of the bank credit agreement in an amount of 30% of the then outstanding facility. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $0.1 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management


ITEM 4.    CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company's books and records accurately reflect its transactions and that the established policies and procedures are followed. Subsequent to the date of our most recent evaluation, there were no significant changes to internal controls or in other factors that could significantly affect the Company's internal controls.

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

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

                11.1   Calculation of Net Income Per Common Share

                99.1   Certification of CEO and CFO pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)  Reports on Form 8-K:

                   None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNAMEX INC.



Dated:   December 16, 2002         by  /s/ Richard K. McClelland
                                       -----------------------------------------
                                       Richard K. McClelland
                                       President, Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)




Dated:   December 16, 2002         by  /s/ Ray E. Schmitz
                                       -----------------------------------------
                                       Ray E. Schmitz
                                       Vice President - Chief Financial Officer
                                       (Principal Financial Officer)



Dated:   December 16, 2002         by  /s/ George S. Stephens
                                       -----------------------------------------
                                       George S. Stephens
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                  CERTIFICATION

I, Richard K. McClelland, President and Chief Executive Officer of Dynamex Inc. and Subsidiaries ("registrant") certify that:

    1.   I have reviewed this quarter report on Form 10-Q of the registrant;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls, and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   December 16, 2002         by  /s/ Richard K. McClelland
                                       -----------------------------------------
                                       Richard K. McClelland
                                       President, Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)

                                  CERTIFICATION

I, Ray E. Schmitz, Vice President and Chief Financial Officer of Dynamex Inc. and Subsidiaries ("registrant") certify that:

    1.   I have reviewed this quarter report on Form 10-Q of the registrant;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. Designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls, and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   December 16, 2002          by  /s/ Ray E. Schmitz
                                        ----------------------------------------
                                        Ray E. Schmitz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX




         Exhibits
         11.1     Calculation of Net Income Per Common Share

         99.1     Certification of CEO and CFO pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002