Form 10-Q
period 2003-01-31
DYNAMEX INC
filed 2003-03-17
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2003

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

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 14, 2003 was 11,208,017 shares.

================================================================================

DYNAMEX INC.

================================================================================

                                      INDEX

                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         January 31, 2003 (Unaudited) and July 31, 2002

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three and Six Months ended January 31, 2003 and 2002

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Six Months ended January 31, 2003 and 2002

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   9
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  17

           Item 4.    Controls and Procedures                                                      18

PART II.              OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           19

           Item 4.    Submission of Matters to a Vote of Security Holders                          19

           Item 6.    Exhibits and Reports on Form 8-K.                                            19

           Signature                                                                               20

           Certifications                                                                       21-22

           Exhibit Index                                                                          E-1

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
================================================================================

                                                                     January 31,      July 31,
                                                                         2003           2002
                                                                     -----------      --------
                                                                     (Unaudited)
                                          ASSETS
CURRENT
Cash and cash equivalents                                            $     5,980      $  4,489
Accounts receivable (net of allowance for doubtful accounts
   of $660 and $562, respectively)                                        23,699        23,165
Prepaid and other current assets                                           1,806         3,223
Deferred income taxes                                                      1,654         1,657
                                                                     -----------      --------
              Total current assets                                        33,139        32,534

Property and equipment - net                                               4,586         4,627
Goodwill                                                                  44,027        43,739
Intangibles - net                                                          1,026           950
Deferred income taxes                                                     10,389        11,407
Other assets                                                                 592           613
                                                                     -----------      --------
              Total assets                                           $    93,759      $ 93,870
                                                                     ===========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT
Accounts payable trade                                               $     4,435      $  3,894
Accrued liabilities                                                       13,109        13,543
Current portion of long-term debt                                          5,793         5,778
                                                                     -----------      --------
              Total current liabilities                                   23,337        23,215

Long-term debt                                                            21,513        25,531
                                                                     -----------      --------
Total liabilities                                                         44,850        48,746
                                                                     -----------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                           --            --
Common stock; $0.01 par value, 50,000 shares authorized;
   11,208 and 11,207 outstanding, respectively                               112           112
Additional paid-in capital                                                74,064        74,062
Retained deficit                                                         (24,553)      (27,828)
Unrealized foreign currency translation adjustment                          (714)       (1,222)
                                                                     -----------      --------
TOTAL STOCKHOLDERS' EQUITY                                                48,909        45,124
                                                                     -----------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    93,759      $ 93,870
                                                                     ===========      ========

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)
================================================================================

                                                               Three months ended                  Six months ended
                                                                   January 31,                        January 31,
                                                         ------------------------------      ------------------------------
                                                             2003              2002              2003              2002
                                                         ------------      ------------      ------------      ------------
                                                                                                                (Restated)
 Sales                                                   $     59,331      $     57,077      $    121,063      $    118,813

 Cost of sales                                                 41,997            39,827            85,306            83,283
                                                         ------------      ------------      ------------      ------------

 Gross profit                                                  17,334            17,250            35,757            35,530

 Selling, general and administrative expenses                  14,061            14,326            28,402            29,135
 Depreciation and amortization                                    511               736             1,091             1,518
 (Gain) loss on disposal of property and equipment                (19)                5                13               (13)
                                                         ------------      ------------      ------------      ------------

 Operating income                                               2,781             2,183             6,251             4,890

 Interest expense                                                 604               766             1,217             1,676
 Other (income) expense                                           (60)              573               (74)              547
                                                         ------------      ------------      ------------      ------------

 Income before taxes                                            2,237               844             5,108             2,667

 Income tax expense                                               930             1,294             1,833             2,210
                                                         ------------      ------------      ------------      ------------

Income (loss) before cumulative effect of change in
  accounting principle                                          1,307              (450)            3,275               457

Cumulative effect of change in accounting for goodwill             --                --                --           (19,261)
                                                         ------------      ------------      ------------      ------------

Net income (loss)                                        $      1,307      $       (450)     $      3,275      $    (18,804)
                                                         ============      ============      ============      ============

Basic earnings (loss) per common share:
Before cumulative effect of accounting change            $       0.12      $      (0.04)     $       0.29      $       0.04
Accounting change                                                  --                --                --             (1.87)
                                                         ------------      ------------      ------------      ------------
  Basic earnings (loss) per common share                 $       0.12      $      (0.04)     $       0.29      $      (1.83)
                                                         ============      ============      ============      ============

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change            $       0.12      $      (0.04)     $       0.29      $       0.04
Accounting change                                                  --                --                --             (1.86)
                                                         ------------      ------------      ------------      ------------
  Diluted earnings (loss) per common share               $       0.12      $      (0.04)     $       0.29      $      (1.82)
                                                         ============      ============      ============      ============

Weighted average shares:
   Common shares outstanding                                   11,208            10,363            11,207            10,285
   Adjusted common shares - assuming
      exercise of stock options                                11,334            10,363            11,300            10,320

         See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)
================================================================================

                                                                                    Six months ended
                                                                                       January 31,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                ----------      ----------
OPERATING ACTIVITIES                                                                            (Restated)
Net income (loss)                                                               $    3,275      $  (18,804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                     1,073           1,461
   Amortization and write down of goodwill and intangible assets                        18          30,081
   Provision for losses on accounts receivable                                         314             367
   Deferred income taxes                                                             1,020          (9,634)
   Loss (gain) on disposal of property and equipment                                    13             (13)
Changes in current operating assets and liabilities:
   Accounts receivable                                                                (848)            938
   Prepaids and other assets                                                         1,417           1,835
   Accounts payable and accrued liabilities                                            107            (174)
                                                                                ----------      ----------
Net cash provided by operating activities                                            6,389           6,057
                                                                                ----------      ----------

INVESTING ACTIVITIES
Purchase of property and equipment                                                  (1,044)         (1,147)
Net proceeds from disposal of property and equipment                                    29              12
                                                                                ----------      ----------
Net cash used in investing activities                                               (1,015)         (1,135)
                                                                                ----------      ----------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                (2,900)         (8,098)
Net payments under line of credit                                                   (1,100)         (1,100)
Net proceeds from sale of common stock                                                   3              --
Other assets and deferred financing costs                                             (177)           (429)
                                                                                ----------      ----------
Net cash used in financing activities                                               (4,174)         (9,627)
                                                                                ----------      ----------

                                                                                ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH FLOW INFORMATION                                      291             363
                                                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,491          (4,342)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,489           8,066
                                                                                ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    5,980      $    3,724
                                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $      900      $    1,448
                                                                                ==========      ==========
Cash paid for taxes                                                             $      378      $    1,287
                                                                                ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Issuance of  300 shares in shareholder class action lawsuit settlement     $       --      $      394

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

Basis of presentation - The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2003 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 2003, the results of its operations for the three and six month periods ended January 31, 2003 and 2002, and cash flows for the six month periods ended January 31, 2003 and 2002. The tax provision for the three and six-month periods ended January 31, 2003 and 2002 are based upon management's estimate of the Company's annualized effective tax rate.

Comprehensive income (loss) - Comprehensive income for the three and six months ended January 31, 2003 was $1,605 and $3,783, respectively, compared to $201 and $(18,777) for the same periods ended January 31, 2002. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in foreign currency translation gains of $298 and $508 in the three and six month periods ended January 31, 2003, respectively, compared to gains of $651 and $26 for the same periods in the prior year.

Goodwill - Effective August 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recognized a transitional goodwill impairment loss related to its United States operations of $30.0 million and recorded the charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Condensed Statement of Consolidated Operations. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002. Since the financial statements for that period had previously been released, the six-month period ended January 31, 2002 presented herein has been restated to reflect this charge. Management will perform its annual test of impairment during the fourth quarter of 2003.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================

New accounting pronouncements - In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No.
148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the interim disclosure provisions of SFAS No. 148 (see Note 4).

2. INTANGIBLES

At January 31, 2003, intangibles and related amortization expense for the three and six months ended January 31, 2003 and 2002 consist of the following:

                                                                                       Amortization Expense
                                                                           Three Months Ended         Six Months Ended
                                                                               January 31,                January 31,
                                              Accumulate                  ---------------------     ---------------------
                                  Cost       Amortization       Net         2003         2002         2003         2002
                                --------     ------------     -------     --------     --------     --------     --------
Covenants not-to-compete        $  9,924     $      9,921     $     3     $      4     $     14     $      8     $     46

Trademarks                           470               77         393            5            5           10           10

Deferred bank financing fees       1,341              711         630          188          210          339          294
                                --------     ------------     -------     --------     --------     --------     --------
Total                           $ 11,735     $     10,709     $ 1,026     $    197     $    229     $    357     $    350
                                --------     ------------     -------     --------     --------     --------     --------

During the quarter ended October 31, 2002, the Company capitalized $649 related to the amendment of its Bank Credit Agreement. These fees are being amortized over the life of the Bank Credit Agreement, which matures November 2003. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $400 for 2003, $270 for 2004 and approximately $20 per year thereafter.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================

3. COMPUTATION OF EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per share calculation if their effect would be anti-dilutive to earnings (loss) per share before cumulative effect of change in accounting principle.

                                                         Three months ended          Six months ended
                                                             January 31,                 January 31,
                                                        ---------------------      ---------------------
                                                          2003         2002          2003         2002
                                                        --------     --------      --------     --------
Net income before cumulative effect of
   change in accounting principle                       $  1,307     $   (450)     $  3,275     $    457
Cumulative effect of change in accounting principle           --           --            --      (19,261)
                                                        --------     --------      --------     --------
Net income (loss)                                       $  1,307     $   (450)     $  3,275     $(18,804)
                                                        ========     ========      ========     ========

Weighted average common shares outstanding                11,208       10,363        11,207       10,285
Common share equivalents related to options                  126           --            93           35
                                                        --------     --------      --------     --------
Common shares and common share equivalents                11,334       10,363        11,300       10,320
                                                        ========     ========      ========     ========

Basic earnings (loss) per common share:
Before cumulative effect of accounting change           $   0.12     $  (0.04)     $   0.29     $   0.04
Accounting change                                             --           --            --        (1.87)
                                                        --------     --------      --------     --------
  Basic earnings (loss) per common share                $   0.12     $  (0.04)     $   0.29     $  (1.83)
                                                        ========     ========      ========     ========

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change           $   0.12     $  (0.04)     $   0.29     $   0.04
Accounting change                                             --           --            --        (1.86)
                                                        --------     --------      --------     --------
  Diluted earnings (loss) per common share              $   0.12     $  (0.04)     $   0.29     $  (1.82)
                                                        --------     --------      --------     --------


4. STOCK OPTION PLAN

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. The exercise price of stock options granted is equal to the market price of the stock on the date of grant; therefore, using the intrinsic value method to value the options, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amounts indicated below:

                                                         Three months ended               Six months ended
                                                             January 31,                    January 31,
                                                      -------------------------      -------------------------
                                                         2003           2002            2003           2002
                                                      ----------     ----------      ----------     ----------
Net income (loss):
  As reported                                         $    1,307     $     (450)     $    3,275     $  (18,804)
  Deduct: Total stock based compensation
   expense determined under fair value based
   method for all awards, net of related tax effects          62            159             130            305
                                                      ----------     ----------      ----------     ----------

Pro forma net income (loss)                           $    1,245     $     (609)     $    3,145     $  (19,109)
                                                      ==========     ==========      ==========     ==========

Earning (loss) per share:
  Basic - as reported                                 $     0.12     $    (0.04)     $     0.29     $    (1.83)
  Basic - pro forma                                   $     0.11     $    (0.06)     $     0.27     $    (1.86)
  Diluted - as reported                               $     0.12     $    (0.04)     $     0.29     $    (1.82)
  Diluted - pro forma                                 $     0.11     $    (0.06)     $     0.27     $    (1.85)

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
================================================================================


The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 76% and 73%; risk-free interest rate of 4.10% and 5.10%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2003 and 2002 was $3.13 and $1.86, respectively.

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

Effective August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As a result of the adoption of this new accounting pronouncement, a goodwill impairment charge of $19.3 million was recognized during fiscal 2002. In accordance with SFAS No. 142 and other accounting pronouncements, the Company measured the impairment during fiscal 2002, and once the impairment was finalized, recorded the charge with an effective date of August 1, 2001. Since the quarterly financial statements for fiscal year 2002 had previously been released, prior year financial statements presented herein have been restated to reflect this charge. The following discussion of the Company's results of operations is based on income before the accounting change.

A significant portion of the Company's revenues is generated in Canada. For the three and six month periods ended January 31, 2003, Canadian revenues accounted for approximately 33.5% of total consolidated revenue in each period, compared to 32.7% and 32.8%, respectively for the same periods in 2002.

RESULTS OF OPERATIONS


                                                       Three months ended            Six months ended
                                                           January 31,                  January 31,
                                                      ----------------------      ----------------------
                                                        2003          2002          2003          2002
                                                      --------      --------      --------      --------
Sales                                                    100.0%        100.0%        100.0%        100.0%

Cost of sales                                             70.8%         69.8%         70.5%         70.1%
                                                      --------      --------      --------      --------

Gross profit                                              29.2%         30.2%         29.5%         29.9%

Selling, general and administrative expenses              23.7%         25.1%         23.5%         24.5%
Depreciation and amortization                              0.9%          1.3%          0.9%          1.3%
(Gain) loss on disposal of property and equipment          0.0%          0.0%          0.0%          0.0%
                                                      --------      --------      --------      --------

Operating income                                           4.6%          3.8%          5.1%          4.1%

Interest expense                                           1.0%          1.3%          1.0%          1.4%
Other (income) expense                                   -0.1%           1.0%        -0.1%           0.5%
                                                      --------      --------      --------      --------

Net income before taxes                                    3.8%          1.5%          4.2%          2.2%

Income tax expense                                         1.6%          2.3%          1.5%          1.9%
                                                      --------      --------      --------      --------

Net income (loss) before accounting change                 2.2%        -0.8%           2.7%          0.3%
                                                      --------      --------      --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

Net income for the three months ended January 31, 2003 was $1.3 million ($0.12 per share) compared to a net loss for the three months ended January 31, 2002 of $450,000 ($0.04 per share). The increase was attributable to increased sales volume and lower selling, general and administrative expenses ("SG & A"), depreciation, interest and income taxes. Results for the prior year quarter include one-time charges totaling $1.2 million associated with a tax reorganization of the Company's Canadian operations that allowed the Company to repatriate excess Canadian cash and pay down long-term debt by $5 million. These charges include a non-cash foreign currency translation adjustment of $714,000, Canadian taxes of $226,000 and professional fees of approximately $210,000.

Sales for the three months ended January 31, 2003 increased $2.3 million, or 3.9%, to $59.3 million from $57.1 million for the same period in 2002. There was an increase in the conversion rate between the U.S. dollar and the Canadian dollar that had the effect of increasing sales for the three months ended January 31, 2003 by approximately $0.4 million had the conversion rate been the same as the period ended in 2002. On a revenue per day basis, Canadian sales increased 6.4% and U.S. sales increased 2.8%. In Canadian dollars, Canadian sales increased 4.2% on a revenue per day basis in 2003 versus 2002.

The increase in sales came primarily from the Company's scheduled, distribution and outsourcing services. These services increased $1.5 million (5.2%) in the quarter ended January 31, 2003 compared to the same period in the prior year. On-demand sales, which had been especially impacted by the soft economy, showed modest growth of 2.7% in the second quarter of 2003. On demand services comprised 49.0% of total sales in the three months ended January 31, 2003 compared to 49.6% in the same period last year. While on demand services will continue to be a major component of the Company's product offerings, it is believed that the major growth opportunities are in the scheduled, distribution and outsourcing services.

Cost of sales for the three months ended January 31, 2003 increased $2.2 million, or 5.4%, to $42.0 million from $39.8 million for the same period in 2002. Cost of sales, as a percentage of sales, increased to 70.8% for the three months ended January 31, 2003 from 69.8% for the same period ended in 2002. Of this 1% increase in costs of sales as a percentage of sales, approximately 0.6% is attributable to personnel and independent contractor costs, primarily resulting from the change in the overall business mix of the Company. Scheduled and distribution and other specialized services sales are increasing as a percentage of total sales while on demand sales have declined as a percentage of sales. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand sales. The remaining increase is related to higher insurance costs, primarily workers compensation, and increased communication costs resulting from functionality upgrades.

Selling, general and administrative expenses for the three months ended January 31, 2003 decreased $265,000, or 1.8%, to $14.1 million from $14.3 million for the same period in 2002. This decrease is attributable to several factors. Professional fees decreased approximately $200,000 due to legal fees incurred during the three month period ended January 31, 2002 related to the tax reorganization of our Canadian operations. A decrease in communication costs of approximately $140,000 was offset by an increase in occupancy costs of $125,000, the result of rent escalations. As a percentage of sales, SG & A expenses were 23.7% for the three months ended January 31, 2003, compared to 25.1% in the same period last year.

For the three months ended January 31, 2003, depreciation and amortization was $0.5 million compared to $0.7 million for the same period ended in 2002. This decrease is due primarily to lower capital expenditures in 2002 and 2001 compared to prior years, primarily because major software purchases were completed in prior years and the decision was made to transition to two-way mobile data units to communicate with drivers that require no capital expenditure.

Interest expense for the three months ended January 31, 2003 was $0.6 million, down 21% from the prior year period. This decrease is attributable to lower outstanding debt. The weighted average interest rate at January 31, 2003 was 5.74%, up from 5.70% at January 31, 2002. The rate is slightly higher in the current quarter because the interest rate on $13 million of outstanding debt has been fixed at 6.14%.

The effective income tax rate declined from 153% in the three-month period ended January 31, 2002 to 42% in the current period. The primary reason for this decline is the increase in U.S. taxable income that is substantially offset by the utilization of the net operating loss carryforwards generated in prior years, and further by a marginally lower tax rate in Canada in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


current year period. The prior year also included a $226,000 non-recurring tax expense and a $714,000 non-tax deductible foreign exchange loss related to the tax reorganization of the Company's Canadian operations.

SIX MONTHS ENDED JANUARY 31, 2003 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2002

Net income for the six months ended January 31, 2003 was $3.3 million ($0.29 per share) compared to net income before the accounting change of $457,000 ($0.04 per share) for the same period in 2002. This improvement results from slightly higher gross profit associated with increased sales and lower selling, general and administrative, interest, depreciation and amortization expense and lower income taxes. Results for the prior period include one-time charges totaling $1.2 million associated with restructuring Canadian operations that allowed the Company to repatriate excess Canadian cash and pay down long-term debt by $5 million. These charges include a non-cash foreign currency translation adjustment of $714,000, Canadian taxes of $226,000 and professional fees of approximately $210,000.

Sales for the six months ended January 31, 2003 increased $2.3 million, or 1.9%, to $121 million from $119 million for the same period in 2002. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing sales for the six months ended January 31, 2003 by approximately $200,000 had the conversion rate been the same as in 2002. On demand sales increased slightly to $60.0 million from $59.4 million in the same period in the prior year, and sales from scheduled, distribution and outsourcing services increased 2.8%, from $59.4 million to $61.1 million. The larger increase in the scheduled, distribution and outsourcing services is due primarily from focused sales efforts in those areas.

Cost of sales for the six months ended January 31, 2003 increased both in terms of absolute dollars and as a percentage of sales, by $2.0 million and 0.4%, respectively, to $85.3 million from $83.3 million for the same period in 2002. Scheduled and distribution and other specialized services sales are increasing as a percentage of total sales while on demand sales have declined as a percentage of sales. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on demand sales. This change in the business mix of the Company resulted in cost of sales increasing as a percentage of sales from 70.1% in the six months ended January 31, 2002 to 70.5% in the same period of the current fiscal year.

SG & A expenses for the six months ended January 31, 2003 decreased $0.7 million, or 2.5%, to $28.4 million from $29.1 million for the same period in 2002. As a percentage of sales, SG & A expenses decreased from 24.5% for the six months ended January 31, 2002 to 23.5% in 2003. This decline is due to several factors. Salaries and benefits declined approximately $230,000 as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas, as well as lower administrative salaries. A reduction in communication costs of approximately $240,000 was offset almost entirely by an increase in occupancy costs due to rent escalations. Legal and professional fees decreased almost $500,000 as a result of the conversion of U.S. payroll processing from an outsourced third-party provider to the in-house Oracle HR/Payroll system and non-recurring legal fees of $210,000 incurred in the period ended January 31, 2002 related to the tax reorganization of our Canadian operations.

Depreciation and amortization for the six months ended January 31, 2003 was $1.1 million compared to $1.5 million for the same period in 2002. This decrease is primarily attributable to lower capital expenditures in 2002 and 2001 compared to prior years, primarily because major software purchases were completed in prior years and the decision was made to transition to two-way mobile data units to communicate with drivers that require no capital expenditure.

Interest expense decreased $0.5 million or 27.4% for the six months ended January 31, 2003 compared to same period in 2002 and as a percentage of sales, to 1.0% from 1.4%. This decrease primarily results from lower debt levels.

The effective income tax rate declined from 83% in the six-month period ended January 31, 2002 to 36% in the current period. The primary reason for this decline is the increase in U.S. taxable income that is substantially offset by the utilization of the net operating loss carryforwards generated in prior years, and further by a marginally lower tax rate in Canada in the current year period. The prior year also included a $226,000 non-recurring tax expense and a $714,000 non-tax deductible foreign exchange loss related to the tax reorganization of the Company's Canadian operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.4 million for the six months ended January 31, 2003 compared to $6.1 million for the same period in 2002. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $4.7 million for the six months ended January 31, 2003 compared to $2.3 million for the six months ended January 31, 2002 (before the effects of the write-off of goodwill), due to the higher income before the accounting change. The Company has dedicated specific resources to the collection of accounts receivable and, as a result, has seen a significant decline over the last two years in the amount of accounts written off as uncollectible. This trend is reflected in the reduction of the Company's allowance for doubtful accounts.

Capital expenditures for the six months ended January 31, 2003 were approximately $1.0 million. Management expects annual capital expenditures to be in the $1.5 to $2.0 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

As of January 31, 2003, the Company's bank credit agreement (Credit Agreement) consisted of an amortizing term loan of $15.6 million and a revolving credit facility of $19.5 million due November 30, 2003. Amounts outstanding under the revolving credit facility included borrowings of $11.4 million and outstanding letters of credit totaling $4.2 million. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Agreement. The interest rate on $13 million of outstanding debt has been fixed at 6.14%. This hedging arrangement is effective October 31, 2001 and matures on February 28, 2003. At the expiration of the current agreement, the Company intends to enter into a new interest rate protection agreement on a minimum of 30% of the then outstanding Loans as required by the Credit Agreement. Amounts outstanding under the Credit Agreement are secured by all of the Company's U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

The Company's EBITDA (Earnings before interest, taxes, depreciation and amortization) was approximately $7.4 million for the six months ended January 31, 2003, compared to $6.8 million in the same period last year. This increase is attributable to higher sales and lower selling, general and administrative costs. The 2002 EBITDA does not include unusual and non-recurring items related to the Company's Canadian tax reorganization. Management believes that including these items in the EBITDA calculation would distort the comparability of the prior year to the current year EBITDA. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company's definition of EBITDA may not be identical to similarly entitled measures used by other companies. The following table reconciles net income (loss) presented in accordance with generally accepted accounting principles (GAAP) to EBITDA, which is a non-GAAP financial measure (in thousands):


                                                            Three months ended           Six months ended
                                                                 January 31,                January 31,
                                                           ---------------------      ---------------------
                                                             2003         2002          2003         2002
                                                           --------     --------      --------     --------
Net income (loss)                                          $  1,307     $   (450)     $  3,275     $(18,804)
Adjustments:
Cumulative effect of change in accounting for goodwill           --           --            --       19,261
 Income tax expense                                             930        1,294         1,833        2,210
 Interest expense                                               604          766         1,217        1,676
 Depreciation and amortization                                  511          736         1,091        1,518
                                                           --------     --------      --------     --------
EBITDA                                                        3,352        2,346         7,416        5,861
Canadian tax reorganization:
 Foreign currency transaction loss                               --          714            --          714
 Legal and professional fees                                     --          210            --          210
                                                           --------     --------      --------     --------
EBITDA adjusted for unusual/non-recurring charges          $  3,352     $  3,270      $  7,416     $  6,785
                                                           --------     --------      --------     --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


The Company's cash flows from operations for the six months ended January 31, 2003 were approximately $6.4 million. Consequently, purchases of property and equipment and payments of long-term debt were financed entirely by internally generated cash flow.

During the third quarter of fiscal 2003, the Company expects to repatriate surplus Canadian cash of $2.5 million, less 5% Canadian tax withholding. We will use these funds to reduce the outstanding bank debt and for general corporate purposes. The Company expects to pay only minimal cash taxes on this transaction in the United States because it will utilize available net operating loss carryforwards to offset the income impact.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's contractual commitments as of January 31, 2003 for the periods indicated (in thousands):

                                          Less than
                               Total        1 year    1-3 years    3-5 years    Thereafter
                             ---------    ---------   ---------    ---------    ----------
Long-term debt               $  27,302    $   5,789   $  21,513    $      --      $   --
Capital lease obligations            4            4          --           --          --
Operating leases                10,725        4,372       4,662        1,283         408
                             ---------    ---------   ---------    ---------      ------

Total                        $  38,031    $  10,165   $  26,175    $   1,283      $  408
                             ---------    ---------   ---------    ---------      ------


The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $300,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3 million and $4 million.

DEFERRED TAXES

During the six months ended January 31, 2003, U.S. tax deductions exceeded financial statement deductions by approximately $3.2 million. As a result, net deferred tax assets were reduced by approximately $1.1 million during this period, with an offsetting charge to tax expense in the Condensed Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $13.6 million at January 31, 2003 and has established a 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

CLAIMS EXPOSURE

As of January 31, 2003, the Company utilized the services of approximately 4,300 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim limit of $20 million. Drivers are required to maintain vehicle liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers supply their own vehicles and as of January 31, 2003, over 84% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since the Company likely will be required to modify the drivers' commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or require the Company to restate financial information from prior periods.

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

Technological advances in the nature of facsimile and electronic mail have affected the market for on-demand document delivery services. Although the Company has shifted its focus to three-dimensional products, there can be no assurance that these or other technologies will not have a material adverse effect on the Company's business, financial condition and results of operations in the future.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.0 million and a decrease in quarterly net income of approximately $0.1 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

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

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $0.1 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management

ITEM 4. CONTROLS AND PROCEDURES
================================================================================


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Shareholders on January 14, 2003. At the meeting, our shareholders voted on the following three proposals:

     Proposal 1: To elect the following nominees as directors:

      Nominee                             For                      Withheld
      -------                             ---                      --------
Richard K. McClelland                  9,946,364                    45,157
Kenneth H. Bishop                      9,946,364                    45,157
Brian J. Hughes                        9,946,264                    45,257
Wayne Kern                             9,945,746                    45,775
Stephen P. Smiley                      9,946,364                    45,157
Bruce E. Ranck                         9,946,364                    45,157

     Proposal No. 2: To approve an amendment to the Company's Amended and Restated 1996 Stock Option Plan to increase the number of shares available for grant of stock options thereunder:

             For         Against        Abstentions     Broker Non-Votes
             ---         -------        -----------     ----------------
         9,683,629       201,324          106,568             -0-

     Proposal No. 3: To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the year ending July 31, 2003:

             For         Against        Abstentions     Broker Non-Votes
             ---         -------        -----------     ----------------
         9,938,279         8,638           44,604             -0-


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          10.2     Dynamex Inc. Amended and Restated 1996 Stock Option Plan

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




                                     DYNAMEX INC.


Dated: March 17, 2003                by /s/ Richard K. McClelland
                                        ----------------------------------------
                                        Richard K. McClelland
                                        President, Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)



Dated: March 17, 2003                by /s/ Ray E. Schmitz
                                        ----------------------------------------
                                        Ray E. Schmitz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial Officer)


Dated: March 17, 2003                by /s/ George S. Stephens
                                        ----------------------------------------
                                        George S. Stephens
                                        Corporate Controller
                                        (Principal Accounting Officer)

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



Dated: March 17, 2003              by  /s/ Richard K. McClelland
                                       -----------------------------------------
                                       Richard K. McClelland
                                       President, Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)

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



Dated:  March 17, 2003              by  /s/ Ray E. Schmitz
                                        ----------------------------------------
                                        Ray E. Schmitz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


         EXHIBITS
         NUMBER                        DESCRIPTION
         --------                      -----------
           10.2     Dynamex Inc. Amended and Restated 1996 Stock Option Plan

           99.1     Certification of CEO and CFO pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002