Form 10-Q
period 2003-04-30
DYNAMEX INC
filed 2003-06-16
CIK 1015483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 30, 2003 was 11,208,017 shares.

================================================================================

DYNAMEX INC.

                                                                 INDEX

                                                                                                PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements.

                      Condensed Consolidated Balance Sheets                                         2
                         April 30, 2003 (Unaudited) and July 31, 2002

                      Condensed Statements of Consolidated Operations (Unaudited)                   3
                         Three and Nine months ended April 30, 2003 and 2002

                      Condensed Statements of Consolidated Cash Flows (Unaudited)                   4
                         Nine months ended April 30, 2003 and 2002

                      Notes to Condensed Consolidated Financial Statements (Unaudited)              5

           Item 2.    Management's Discussion and Analysis of Financial Condition                   9
                         and Results of Operations.

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                  17

           Item 4.    Controls and Procedures                                                      18

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings.                                                           19

           Item 6.    Exhibits and Reports on Form 8-K.                                            19

           Signature                                                                               20

           Certifications                                                                       21-22

           Exhibit Index                                                                          E-1

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

                                                                      April 30,        July 31,
                                                                        2003             2002
                                                                    ------------     ------------
                                                                     (Unaudited)
                             ASSETS

CURRENT
Cash and cash equivalents                                           $      5,358     $      4,489
Accounts receivable (net of allowance for doubtful accounts
 of $721 and $562, respectively)                                          25,877           23,165
Prepaid and other current assets                                           1,922            3,223
Deferred income taxes                                                      1,916            1,657
                                                                    ------------     ------------
            Total current assets                                          35,073           32,534

Property and equipment - net                                               4,408            4,627
Goodwill                                                                  44,579           43,739
Intangibles - net                                                            829              950
Deferred income taxes                                                     10,360           11,407
Other assets                                                                 622              613
                                                                    ------------     ------------
            Total assets                                            $     95,871     $     93,870
                                                                    ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT
Accounts payable trade                                              $      5,247     $      3,894
Accrued liabilities                                                       13,785           13,543
Current portion of long-term debt                                          5,804            5,778
                                                                    ------------     ------------
            Total current liabilities                                     24,836           23,215

Long-term debt                                                            19,081           25,531
                                                                    ------------     ------------
Total liabilities                                                         43,917           48,746
                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
 none outstanding                                                              -                -
Common stock; $0.01 par value, 50,000 shares authorized;
 11,208 and 11,207 outstanding, respectively                                 112              112
Additional paid-in capital                                                74,064           74,062
Retained deficit                                                         (22,455)         (27,828)
Unrealized foreign currency translation adjustment                           233           (1,222)
                                                                    ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                51,954           45,124
                                                                    ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     95,871     $     93,870
                                                                    ============     ============

          See accompanying notes to condensed consolidated financial Statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands except per share data)
(Unaudited)

                                                                  Three months ended                Nine months ended
                                                                       April 30,                        April 30,
                                                              ---------------------------     ---------------------------
                                                                  2003            2002            2003            2002
                                                              -----------     -----------     -----------     -----------
                                                                                                               (Restated)
 Sales                                                        $    62,146     $    57,030     $   183,209     $   175,842

 Cost of sales                                                     44,321          39,990         129,626         123,272
                                                              -----------     -----------     -----------     -----------

 Gross profit                                                      17,825          17,040          53,583          52,570

 Selling, general and administrative expenses                      14,422          13,676          42,827          42,811
 Depreciation and amortization                                        518             699           1,609           2,217
 (Gain) loss on disposal of property and equipment                     (3)             (5)             10             (18)
                                                              -----------     -----------     -----------     -----------

 Operating income                                                   2,888           2,670           9,137           7,560

 Interest expense                                                     571             667           1,787           2,343
 Other (income) expense                                               (19)            (27)            (93)            520
                                                              -----------     -----------     -----------     -----------

 Income before taxes                                                2,336           2,030           7,443           4,697

 Income tax expense (benefit)                                         238             700           2,070           2,910
                                                              -----------     -----------     -----------     -----------

Income before cumulative effect of change in
 accounting principle                                               2,098           1,330           5,373           1,787

Cumulative effect of change in accounting for goodwill                  -               -               -         (19,261)
                                                              -----------     -----------     -----------     -----------

Net income (loss)                                             $     2,098     $     1,330     $     5,373     $   (17,474)
                                                              ===========     ===========     ===========     ===========

Basic earnings (loss) per common share:
Before cumulative effect of accounting change                 $      0.19     $      0.12     $      0.48     $      0.17
Accounting change                                                       -               -               -           (1.85)
                                                              -----------     -----------     -----------     -----------
 Basic earnings (loss) per common share                       $      0.19     $      0.12     $      0.48     $     (1.68)
                                                              ===========     ===========     ===========     ===========

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change                 $      0.18     $      0.12     $      0.47     $      0.17
Accounting change                                                       -               -               -           (1.84)
                                                              -----------     -----------     -----------     -----------
 Diluted earnings (loss) per common share                     $      0.18     $      0.12     $      0.47     $     (1.67)
                                                              ===========     ===========     ===========     ===========

Weighted average shares:
 Common shares outstanding                                         11,208          10,680          11,207          10,414
 Adjusted common shares - assuming
  exercise of stock options                                        11,379          10,722          11,332          10,450

     See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)


                                                                                     Nine months ended
                                                                                         April 30,
                                                                               -----------------------------
                                                                                   2003             2002
                                                                               ------------     ------------
OPERATING ACTIVITIES                                                                             (Restated)
Net income (loss)                                                              $      5,373     $    (17,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                        1,582            2,146
 Amortization and write down of goodwill and intangible assets                           27           30,095
 Provision for losses on accounts receivable                                            677              498
 Deferred income taxes                                                                  788           (9,356)
 Loss (gain) on disposal of property and equipment                                       10              (18)
Changes in current operating assets and liabilities:
 Accounts receivable                                                                 (3,388)            (480)
 Prepaids and other assets                                                            1,302              525
 Accounts payable and accrued liabilities                                             1,594              122
                                                                               ------------     ------------
Net cash provided by operating activities                                             7,965            6,058
                                                                               ------------     ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                                   (1,366)          (1,250)
Net proceeds from disposal of property and equipment                                     62               12
                                                                               ------------     ------------
Net cash used in investing activities                                                (1,304)          (1,238)
                                                                               ------------     ------------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                 (4,346)          (9,675)
Net payments under line of credit                                                    (2,075)            (200)
Net proceeds from sale of common stock                                                    3                -
Other assets and deferred financing costs                                               (83)            (235)
                                                                               ------------     ------------
Net cash used in financing activities                                                (6,501)         (10,110)
                                                                               ------------     ------------

                                                                               ------------     ------------
EFFECT OF EXCHANGE RATES ON CASH FLOW INFORMATION                                       709              422
                                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    869           (4,868)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,489            8,066
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $      5,358     $      3,198
                                                                               ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $      1,369     $      1,918
                                                                               ============     ============
Cash paid for taxes                                                            $        938     $      1,785
                                                                               ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Issuance of 1,000 shares in shareholder class action lawsuit settlement       $         -     $      1,313
  Issuance of note receivable to finance customer trade receivable                        -              166

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

The operating subsidiaries of the Company, with country of incorporation, are as follows:

         -        Dynamex Operations East, Inc. (U.S.)

         -        Dynamex Operations West, Inc. (U.S.)

         -        Dynamex Dedicated Fleet Services, Inc. (U.S.)

         -        Dynamex Canada Corp. (Canada)

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 2003, the results of its operations for the three and nine month periods ended April 30, 2003 and 2002, and cash flows for the nine month periods ended April 30, 2003 and 2002. The tax provision for the three and nine-month periods ended April 30, 2003 and 2002 are based upon management's estimate of the Company's annualized effective tax rate.

Comprehensive income (loss) - Comprehensive income for the three and nine months ended April 30, 2003 was $3,044 and $6,828, respectively, compared to $1,523 and $(17,254) for the same periods ended April 30, 2002. The two components of comprehensive income are net income (loss) and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in foreign currency translation gains of $946 and $1,455 in the three and nine month periods ended April 30, 2003, respectively, compared to gains of $193 and $220 for the same periods in the prior year.

Goodwill - Effective August 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recognized a transitional goodwill impairment loss related to its United States operations of $30.0 million and recorded the charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Condensed Statement of Consolidated Operations. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002. Since the financial statements for that period had previously been released, the nine month period ended April 30, 2002 presented herein has been restated to reflect this charge. Management will perform its annual test of impairment during the fourth quarter of 2003.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

New accounting pronouncements - In December 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the interim disclosure provisions of SFAS No. 148 (see Note 4).

In January 2003, Interpretation No. 46 of the Financial Accounting Standards Board, Consolidation of Variable Interest Entities (FIN 46) was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company believes adoption of SFAS No. 149 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into after May 31, 2003. The Company believes it does not have any financial instruments with characteristics of both liabilities and equity and that adoption of SFAS No. 150 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

2.       INTANGIBLES

At April 30, 2003, intangibles and related amortization expense for the three and nine months ended April 30, 2003 and 2002 consist of the following:

                                                                                      Amortization Expense
                                                                  Three Months Ended April 30,   Nine Months Ended April 30,
                                         Accumulated              ----------------------------   ---------------------------
                                Asset    Amortization     Net          2003         2002                2003     2002
                               --------------------------------       -------     -------             -------   -------
Covenants not-to-compete       $ 9,949     $ 9,949      $     -       $     3     $     9             $    11   $    55

Trademarks                         470          82          388             2           5                  16        16

Deferred bank financing fees     1,341         900          441           189         159                 528       453
                               -------     -------      -------       -------     -------             -------   -------

Total                          $11,760     $10,931      $   829       $   194     $   173             $   555   $   524
                               --------------------------------       -------     -------             -------   -------

During the quarter ended October 31, 2002, the Company capitalized $649 related to the amendment of its Bank Credit Agreement. These fees are being amortized over the life of the Bank Credit Agreement, which matures November 2003. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $197 for the remainder of fiscal 2003, $270 for 2004 and approximately $20 per year thereafter.

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

                                                                Three months ended               Nine months ended
                                                                     April 30,                        April 30,
                                                           ----------------------------     -----------------------------
                                                               2003            2002             2003             2002
                                                           ------------    ------------     ------------     ------------
Net income before cumulative effect of
           change in accounting principle                  $      2,098    $      1,330     $      5,373     $      1,787
Cumulative effect of change in accounting principle                   -               -                -          (19,261)
                                                           ------------    ------------     ------------     ------------

Net income (loss)                                          $      2,098    $      1,330     $      5,373     $    (17,474)
                                                           ============    ============     ============     ============

Weighted average common shares outstanding                       11,208          10,680           11,207           10,414
Common share equivalents related to options                         171              42              125               36
                                                           ------------    ------------     ------------     ------------

Common shares and common share equivalents                       11,379          10,722           11,332           10,450
                                                           ============    ============     ============     ============

Basic earnings (loss) per common share:
Before cumulative effect of accounting change              $       0.19    $       0.12     $       0.48     $       0.17
Accounting change                                                     -               -                -            (1.85)
                                                           ------------    ------------     ------------     ------------
  Basic earnings (loss) per common share                   $       0.19    $       0.12     $       0.48     $      (1.68)
                                                           ============    ============     ============     ============

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change              $       0.18    $       0.12     $       0.47     $       0.17
Accounting change                                                     -               -                -            (1.84)
                                                           ------------    ------------     ------------     ------------
  Diluted earnings (loss) per common share                 $       0.18    $       0.12     $       0.47     $      (1.67)
                                                           ============    ============     ============     ============

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

                                                               Three months ended             Nine months ended
                                                                     April 30,                    April 30,
                                                            -------------------------     -------------------------
                                                               2003           2002           2003           2002
                                                            ----------     ----------     ----------     ----------
Net income (loss):
  As reported                                               $    2,098     $    1,330     $    5,373     $  (17,474)
  Deduct: Total stock based compensation
    expense determined under fair value based
    method for all awards, net of related tax effects               68            151            198            455
                                                            ----------     ----------     ----------     ----------

Pro forma net income (loss)                                 $    2,030     $    1,179     $    5,175     $  (17,929)
                                                            ==========     ==========     ==========     ==========

Earning (loss) per share:
  Basic - as reported                                       $     0.19     $     0.12     $     0.48     $    (1.68)
  Basic - pro forma                                         $     0.18     $     0.11     $     0.46     $    (1.72)
  Diluted - as reported                                     $     0.18     $     0.12     $     0.47     $    (1.67)
  Diluted - pro forma                                       $     0.18     $     0.11     $     0.46     $    (1.72)

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

During the third quarter of fiscal 2003, the Company's Board of Directors elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective as of the beginning of fiscal 2004. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2004 will be the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Based on the outstanding and unvested awards as of April 30, 2003, the anticipated effect on net income for fiscal 2004, net of taxes, will be approximately $126.

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

A significant portion of the Company's revenues is generated in Canada. For the three and nine month periods ended April 30, 2003, Canadian revenues accounted for approximately 34.3% and 33.8%, respectively, of total consolidated revenue, compared to 33.2% and 32.9%, respectively for the same periods in 2002. The increase in current year versus the prior year is primarily attributable to the change in the exchange rate between the Canadian dollar and the U.S. dollar.

RESULTS OF OPERATIONS

                                                                     Three months ended               Nine months ended
                                                                          April 30,                        April 30,
                                                                --------------------------         ----------------------
                                                                   2003            2002               2003         2002
                                                                ----------      ----------         ---------     --------
                                                                                                                (Restated)
Sales                                                             100.0%          100.0%            100.0%        100.0%

Cost of sales                                                      71.3%           70.1%             70.8%         70.1%
                                                                  -----           -----             -----         -----

Gross profit                                                       28.7%           29.9%             29.2%         29.9%

Selling, general and administrative expenses                       23.2%           24.0%             23.4%         24.3%
Depreciation and amortization                                       0.8%            1.2%              0.9%          1.3%
(Gain) loss on disposal of property and equipment                   0.0%            0.0%              0.0%          0.0%
                                                                  -----           -----             -----         -----

Operating income                                                    4.7%            4.7%              4.9%          4.3%

Interest expense                                                    0.9%            1.2%              1.0%          1.3%
Other (income) expense                                              0.0%            0.0%             -0.1%          0.3%
                                                                  -----           -----             -----         -----

Income before taxes                                                 3.8%            3.5%              4.0%          2.7%

Income tax expense (benefit)                                        0.4%            1.2%              1.1%          1.7%
                                                                  -----           -----             -----         -----

Income before accounting change                                     3.4%            2.3%              2.9%          1.0%
                                                                  -----           -----             -----         -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

 THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO THREE MONTHS ENDED APRIL 30, 2002

Net income for the three months ended April 30, 2003 was $2.1 million ($0.19 basic earnings per share) compared to net income for the three months ended April 30, 2002 of $1.3 million ($0.12 basic earnings per share). The increase is attributable to higher sales and lower depreciation, interest and income tax expense. Selling, general and administrative expenses ("SG & A") increased in absolute dollars, but declined as a percentage of sales from 24.0% in 2002 to 23.2% in 2003.

Sales for the three months ended April 30, 2003 increased $5.1 million, or 9.0%, to $62 million from $57 million for the same period in 2002. The increase in the conversion rate between the Canadian dollar and the U.S. dollar had the effect of increasing sales for the three months ended April 30, 2003 by approximately $1.4 million had the conversion rate been the same as the prior year. Excluding the impact of the exchange rate, sales were 6.5% higher in the current year. On a sales per day basis in U.S. dollars, Canadian sales increased 12.6% and U.S. sales increased 7.2%. In Canadian dollars, Canadian sales increased 4.9% on a sales per day basis in 2003 versus 2002.

Approximately two-thirds of the increase in sales was from scheduled, distribution and outsourcing services. These services increased $3.4 million (11.8%) in the quarter ended April 30, 2003 compared to the prior year. Sales of our on-demand services that were generally impacted to a greater extent by the soft economy than our other services, grew by 6.0% in the second quarter of 2003 compared to prior year. On-demand services comprised 47.4% of total sales in the three months ended April 30, 2003 compared to 48.7% in the same period last year. While on-demand services will continue to be a significant component of the Company's product offerings, it is believed that the major growth opportunities are in the scheduled, distribution and outsourcing services.

Cost of sales for the three months ended April 30, 2003 increased $4.3 million, or 10.8%, to $44 million from $40 million for the same period in 2002. Cost of sales, as a percentage of sales, increased to 71.3% for the three months ended April 30, 2003 from 70.1% in the prior year. The year-over-year increase is attributable to several factors. The Company provided an additional bad debt reserve of $0.2 this quarter to cover the balance of outstanding receivables billed to Air Canada prior to their Companies' Creditors Arrangement Act filing, resulting in an increase in cost of sales of approximately 0.3%. Cargo, liability and other insurance costs increased approximately $0.3 million resulting in an increase in the cost of sales percentage of 0.5%. Costs associated with major new contract start-ups of approximately $60,000 increased the percentage of cost of sales by 0.1%. Also, the Canadian dollar is much stronger compared to the U.S. dollar this year than it was in the prior year quarter. The impact of the strong Canadian dollar in the third quarter of 2003 also increased the cost of sales percentage by approximately 0.1% because the Canadian operations generally have higher direct costs than the U.S. operations due to a lower percentage of on-demand services compared to the U.S.

Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 2003 increased $0.7 million, or 5.5%, to $14.4 million from $13.7 million for the same period in 2002. Approximately $0.3 million of the increase results from the change in the exchange rate between the Canadian dollar and the U.S. dollar in the current year versus the prior year. The remainder of the increase is primarily attributable to an increase in salaries and benefits. During 2002 the Company had instituted a salary freeze and limited hiring in order to offset the effects the soft economy had on sales. As sales began to increase in this year's second quarter, the salary freeze was lifted and additional sales and operating personnel were added to support expanding operations. SG&A expenses were 23.0% of sales in the current year quarter compared to 24.2% in the same quarter last year.

For the three months ended April 30, 2003, depreciation and amortization was $0.5 million compared to $0.7 million last year. This decrease is due primarily to lower capital expenditures in recent years, primarily because major back-office software purchases were completed in prior years and the decision was made to transition to two-way mobile data units to communicate with drivers that require no capital expenditure.

Interest expense for the three months ended April 30, 2003 was $0.6 million, down 14.4% from the prior year period. This decrease is attributable to lower outstanding debt and lower interest rates. The weighted average interest rate at April 30, 2003 was 4.9%, down from 5.7% at April 30, 2002. During the quarter the Company's interest rate swap, that fixed the interest rate on $13 million of outstanding debt at 6.14%, matured and was replaced by a new agreement that fixed the interest rate at 4.94% on $10 million of outstanding debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The effective income tax rate for the three-month period ended April 30, 2003 was approximately 10%. Income tax expense was reduced by approximately $425,000 associated with a foreign tax credit created by Dynamex Canada Corp.'s payment of a $2.5 million cash dividend to Dynamex Inc. this quarter. Excluding the tax benefit of this transaction, the effective income tax rate would have been 32.7%, compared to 34.5% last year. The lower rate is primarily due to a marginally lower tax rate in Canada in the current year.

NINE MONTHS ENDED APRIL 30, 2003 COMPARED TO NINE MONTHS ENDED APRIL 30, 2002

Net income for the nine months ended April 30, 2003 was $5.4 million ($0.48 basic earnings per share) compared to net income before the accounting change of $1.8 million ($0.17 basic earnings per share) for the same period in 2002. This increase results from higher gross profit associated with increased sales and lower interest, depreciation and amortization expense and lower income taxes. SG&A expenses were essentially the same as the prior year, but as a percentage of sales declined from 24.3% in 2002 to 23.4% in 2003.

Sales for the nine months ended April 30, 2003 increased $7.4 million, or 4.2%, to $183 million from $176 million for the same period in 2002. The increase in the conversion rate between the U.S. dollar and the Canadian dollar had the effect of increasing sales for the nine months ended April 30, 2003 by approximately $1.7 million had the conversion rate been the same as the prior year. On-demand sales increased $2.2 million (2.5%) to $89 million and sales from scheduled, distribution and outsourcing services increased $5.1 million (5.8%) to $94 million. The economy impacted on-demand sales to a greater extent than other services and the Company is focusing its national sales efforts on expanding scheduled, distribution and outsourcing services.

Cost of sales for the nine months ended April 30, 2003 increased both in terms of absolute dollars and as a percentage of sales, by $6.3 million and 0.7%, respectively, to $130 million. As a percentage of sales, scheduled and distribution and other specialized services sales have increased while on-demand sales have declined. Scheduled and distribution and other specialized services generally have a higher cost of sales and lower selling, general and administrative costs than on-demand sales. This change in business mix, combined with increases in insurance costs, an additional bad debt charge associated with a customer in Canada, and start-up costs on recently signed contracts, resulted in cost of sales increasing as a percentage of sales from 70.1% in the nine months ended April 30, 2002 to 70.8% in 2003.

SG & A expenses for the nine months ended April 30, 2003 were $43 million, essentially unchanged from the prior year. As a percentage of sales, SG & A expenses decreased from 24.3% for the nine months ended April 30, 2002 to 23.4% in 2003. This decline is due to several factors. Salaries and benefits declined as a percentage of sales by 0.5% as a result of the change in the business mix that requires fewer personnel in the dispatch and customer service areas. Communication costs have been reduced by approximately 0.2% as percentage of sales primarily through the conversion to two-way mobile data units and negotiations with vendors for reduced rates. In 2002, the Company upgraded the U.S. human resources and payroll system. The Company incurred approximately $0.1 million on training and consulting related to this upgrade which, through the third quarter 2003, reduced payroll processing fees by $0.1 million. Also, in the period ended April 30, 2002, the company incurred $0.2 million on non-recurring legal fees related to the tax reorganization of our Canadian operations. Other SG&A costs, while increasing in absolute dollars, remained relatively unchanged as a percentage of sales.

Depreciation and amortization for the nine months ended April 30, 2003 was $1.6 million compared to $2.2 million for the same period in 2002. This decrease is attributable to lower capital expenditures in recent years, primarily because major back-office software purchases were completed in prior years and the decision was made to transition to two-way mobile data units to communicate with drivers that require no capital expenditures.

Interest expense decreased $0.5 million, from $2.3 million in 2002 to $1.8 million in 2003, or 23.7%, and as a percentage of sales from 1.3% to 1.0%. This decrease primarily results from lower debt levels.

The effective income tax rate declined from 62% in the nine-month period ended April 30, 2002 to 27.8% in the current period. The primary reason for this decline is the increase in U.S. taxable income that is substantially offset by the utilization of the net operating loss carryforwards generated in prior years and further by a marginally lower tax rate in Canada in the current year period. In addition, the Company's Canadian subsidiary paid a $2.5 million dividend to the U.S. in March 2003. The tax impact of this dividend was to reduce tax expense in the U.S. by $0.4 million due to the realization of a foreign tax

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

credit. The prior year also included a $0.2 million non-recurring tax expense and a $0.7 million non-tax deductible foreign exchange loss related to the tax reorganization of the Company's Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.0 million for the nine months ended April 30, 2003 compared to $6.1 million for the same period in 2002. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $7.7 million for the nine months ended April 30, 2003 compared to $4.5 million for the nine months ended April 30, 2002 (before the effects of the write-off of goodwill), primarily due to higher net income.

Capital expenditures for the nine months ended April 30, 2003 were approximately $1.4 million. Management expects annual capital expenditures to be in the $1.7 to $2.0 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

As of April 30, 2003, the Company's bank credit agreement ("Credit Agreement") consisted of an amortizing term loan of $14.2 million and a revolving credit facility of $19.5 million due November 30, 2003. Amounts outstanding under the revolving credit facility included borrowings of $10.4 million and outstanding letters of credit totaling $4.2 million. Interest on outstanding borrowings is payable monthly at prime plus 0.50% or LIBOR plus 3.50%. The Company has entered into interest rate protection arrangements on a portion of the borrowings under the Credit Agreement. The interest rate on $10 million of outstanding debt has been fixed at 4.94%. This hedging arrangement is effective March 1, 2003 and matures on November 30, 2003. Amounts outstanding under the Credit Agreement are secured by all of the Company's U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders' consent to consummate any acquisition.

On May 30, 2003, the Company amended and extended its bank credit agreement. Under the terms of the amended agreement, the Company prepaid $1.2 million of the amortizing term loan from available cash and the facility was extended through November 30, 2005. The amended agreement consists of an amortizing term loan of $13 million and a revolving credit facility of $19.5 million. Required principal payments, on the amortizing term loan, consist of $1.375 million quarterly, with a final payment of $625,000 due on November 30, 2005. Interest on outstanding borrowings is payable monthly at prime plus a margin ranging from 0.50% to 0.0% or LIBOR plus an applicable margin ranging from 3.5% to 2.0%, based upon the ratio of Total Debt to EBITDA, as defined. A ratio of Total Debt to EBITDA of less than 1.75 to 1.00 will lower the applicable margin from 0.5% to 0.125% for prime based loans and from 3.5% to 2.5% on LIBOR based loans and remove certain restrictions. At April 30, 2003, the Total Debt to EBITDA ratio was 2.04 to 1.00.

The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $10.8 million for the nine months ended April 30, 2003, compared to $10.2 million in the same period last year. This increase is primarily attributable to higher sales. The 2002 EBITDA presented has been adjusted to exclude unusual and non-recurring items related to the Company's Canadian tax reorganization as shown in the reconciliation of net income to EBITDA in the table below. Management believes that including these items in the EBITDA calculation would distort comparability of data between years. EBITDA was $3.4 million for the three months ended April 30, 2003, or 5.5% of sales, compared to $3.4 million, or 6.0% of sales, for the same period in 2002. This year's EBITDA was negatively impacted by the write-off of receivables from Air Canada ($200,000), costs associated with new business start-ups ($60,000) and severe weather. Weather conditions were unusually harsh this year compared to prior years and disrupted our normal operations. The Company experienced major disruptions in Dallas, Denver and on the east coast of the U.S. and Canada. During this period, we continued to incur normal operating costs including rent, communication and salaries and benefits. In the prior year, due to the impact on sales resulting from the downturn in the economy after September 11, the Company had taken steps to reduce costs including instituting a salary and hiring freeze, eliminating non-essential positions, and all but essential travel was eliminated. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles
(GAAP). In addition, the Company's definition of EBITDA

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

may not be identical to similarly entitled measures used by other companies. The following table reconciles net income (loss) presented in accordance with GAAP to EBITDA, which is a non-GAAP financial measure (in thousands):

                                                                  Three months ended           Nine months ended
                                                                      April 30,                    April 30,
                                                                 --------------------        --------------------
                                                                  2003         2002           2003          2002
                                                                 ------       -------        -------       ------
Net income (loss)                                                $2,098       $1,330         $ 5,373     $(17,474)
Adjustments:
 Cumulative effect of change in accounting for goodwill               -            -               -       19,261
 Income tax expense                                                 238          700           2,070        2,910
 Interest expense                                                   571          667           1,787        2,343
 Depreciation and amortization                                      518          699           1,609        2,217
                                                                 ------       ------         -------     --------
EBITDA                                                            3,425        3,396          10,839        9,257
Canadian tax reorganization:
  Foreign currency transaction loss                                   -            -               -          714
  Legal and professional fees                                         -            -               -          210
                                                                 ------       ------         -------     --------
EBITDA adjusted for unusual/non-recurring charges                $3,425       $3,396         $10,839     $ 10,181
                                                                 ------       ------         -------     --------

The Company's cash flows from operations for the nine months ended April 30, 2003 were approximately $8.0 million. Consequently, purchases of property and equipment and payments of long-term debt were financed entirely by internally generated cash flow.

During the third quarter of fiscal 2003, the Company repatriated surplus Canadian cash of $2.5 million, less a required 5% Canadian tax withholding. The funds were used to reduce outstanding bank debt and for general corporate purposes. The Company expects to pay only minimal cash taxes on this transaction because of tax benefits currently available in the U.S. to offset dividend income.

Management expects that its future capital requirements that are expected to range between $1.5 and $2.5 million will generally be met from internally generated cash flow. The Company's access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt. There can be no assurance that the Company's primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's contractual commitments as of April 30, 2003 for the periods indicated (in thousands):

                                       Less than
                             Total       1 year    1-3 years   3-5 years     Thereafter
                             -----       ------    ---------   ---------     ----------
Long-term debt              $24,881     $ 5,800     $19,081     $     -        $    -
Capital lease obligations         4           4           -           -             -
Operating leases              9,218       3,918       3,879       1,013           408
                            -------     -------     -------     -------        ------

  Total                     $34,103     $ 9,722     $22,960     $ 1,013        $  408
                            -------     -------     -------     -------        ------

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

DEFERRED TAXES

During the nine months ended April 30, 2003, U.S. tax deductions exceeded financial statement deductions by approximately $4.0 million. As a result, net deferred tax assets were reduced by approximately $0.8 million during this period, with an offsetting charge to tax expense in the Condensed Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $11.9 million at April 30, 2003 and has established a 100% valuation allowance in accordance with the provisions of SFAS No. 109 for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance when it is determined that it is more likely than not that the benefits will be realized. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

CLAIMS EXPOSURE

As of April 30, 2003, the Company utilized the services of approximately 3,800 drivers and 500 messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per claim limit of $20 million. Drivers are required to maintain vehicle liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

CERTAIN TAX MATTERS RELATED TO DRIVERS

Substantially all of the Company's drivers supply their own vehicles and as of April 30, 2003, over 81% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. If the drivers are deemed to be employees rather than independent contractors, then the Company may be required to increase their compensation since the Company likely will be required to modify the drivers' commission-based compensation. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or require the Company to restate financial information from prior periods.

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

-    The competitive nature of the same-day delivery business

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

- The ability of the Company to retain independent contractor drivers may be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

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

INTEREST RATE EXPOSURE

The Company has entered into an interest rate protection agreement on a portion of the borrowings under its bank credit facility. Through an interest rate swap, the interest rate on $10 million of outstanding debt has been fixed at 4.94%. This hedging agreement expires on November 30, 2003. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              10.13 Third Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated May 30, 2003

              99.1      Certification of CEO and CFO pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K:

              Report on Form 8-K filed on June 6, 2003 concerning the June 4, 2003 press release announcing third quarter fiscal year 2003 results.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DYNAMEX INC.

Dated: June 16, 2003             by  /s/ Richard K. McClelland
                                     -------------------------------------------
                                     Richard K. McClelland
                                     President, Chief Executive Officer and
                                     Chairman of the Board
                                     (Principal Executive Officer)

Dated: June 16, 2003             by  /s/ Ray E. Schmitz
                                     -------------------------------------------
                                     Ray E. Schmitz
                                     Vice President - Chief Financial Officer
                                     (Principal Financial Officer)

Dated: June 16, 2003            by   /s/ George S. Stephens
                                     -------------------------------------------
                                     George S. Stephens
                                     Corporate Controller
                                     (Principal Accounting Officer)

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

Dated: June 16, 2003                   by /s/ Richard K. McClelland
                                          --------------------------------------
                                          Richard K. McClelland
                                          President, Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)

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

Dated: June 16, 2003                 by /s/ Ray E. Schmitz
                                        ----------------------------------------
                                        Ray E. Schmitz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibits

         10.13 Third Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated May 30, 2003

         99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002