Form 10-K
period 2003-07-31
DYNAMEX INC
filed 2003-10-21
CIK 1015483

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on September 23, 2003 was approximately $107,970,000.

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of September 23, 2003 was 11,246,617 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the information required in Part III of the Form 10-K have been incorporated by reference to the Registrant's definitive Proxy Statement on
Schedule 14-A to be filed with the Commission.

================================================================================

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                                      PART I
ITEM 1.    BUSINESS.............................................................................  1

ITEM 2     PROPERTIES...........................................................................  9

ITEM 3.    LEGAL PROCEEDINGS.................................................................... 10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 10

                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................................. 11

ITEM 6.    SELECTED FINANCIAL DATA.............................................................. 12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................................. 13

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.......................................................................... 21

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................... 21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................................. 21

ITEM 9A    CONTROLS AND PROCEDURES.............................................................. 21

                                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................... 22

ITEM 11.   EXECUTIVE COMPENSATION............................................................... 22

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................................... 22

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................... 22

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................................... 22

                                                      PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K............................................................................. 23

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

ITEM 1. BUSINESS

GENERAL

    Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. Through its network of branch offices, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers scheduled distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services, fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers' products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company's on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company's operation and management of a customer's mailroom and call center management.

INDUSTRY OVERVIEW

    The delivery and logistics industry is large, highly fragmented and growing. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. The same-day delivery and logistics industry in the U.S. and Canada primarily consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. Relative to smaller operators in the industry, the Company believes that national operators such as the Company benefit from several competitive advantages including: national brand identity, professional management, the ability to service accounts on a multi-market basis and centralized administrative and management information systems.

     Management believes that the same-day delivery segment of the transportation industry is benefiting from several trends. For example, the trend toward outsourcing has resulted in numerous shippers turning to third party providers for a range of services including same-day delivery and management of in-house distribution. Many businesses that outsource their distribution requirements prefer to purchase such services from one source that can service multiple cities, thereby decreasing the number of vendors from which they purchase services. Additionally, the growth of "just-in-time" inventory practices designed to reduce inventory-carrying costs has increased the demand for the same-day delivery of such inventory. Technological developments such as e-mail and facsimile have increased the pace of business and other transactions, thereby increasing demand for the same-day delivery of a wide array of items, ranging from voluminous documents to critical manufacturing parts and medical devices. Consequently, there has been increased demand for the same-day transportation of items that are not suitable for fax or electronic transmission, but for which there is an immediate need.

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

    Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer's request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company's ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery relative to the yield generated from downtown document deliveries. For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 47%, 49%, and 54% respectively, of the Company's sales were generated from same-day on-demand delivery services.

    Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services that include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company's on-demand delivery capabilities are available to supplement scheduled services as needed. A bulk shipment may be received at the Company's warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area, the Company provides scheduled, as well as on-demand delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 25%, 25% and 22%, respectively, of the Company's sales were generated from same-day scheduled distribution services.

    Outsourcing Services. The Company's outsourcing services include fleet management and mailroom or other facilities management, such as maintenance of call centers for inventory tracking and delivery. With its outsourcing services, the Company is able to apply its same-day delivery capability and logistics experience to design and manage efficient delivery systems for its customers. The outsourcing service offerings can expand or contract depending on the customer's needs. Management believes that the outsourcing trend has resulted in many customers, increasing their use of third-party providers for a variety of delivery services.

    The largest component of the Company's outsourcing services is fleet management. With its fleet management service, the Company provides transportation services primarily for customers that previously managed such operations in-house. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor-trailers (or any combination) and may display the customer's logo and colors. In addition, the Company's on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained than would otherwise be required. The Company's fleet management services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers' products on a local and multi-city basis. Because the Company does not own delivery vehicles, but instead contracts drivers who do, the Company's fleet management solutions are not limited by the Company's need to utilize its own fleet.

    By outsourcing their fleet management, the Company's customers (i) utilize the Company's distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 28%, 26% and 24%, respectively, of the Company's sales were generated from fleet management and other outsourcing services.

    While the volume of individual services provided varies significantly between locations, each of the Company's branch offices generally offers the same core services. Factors that impact business mix include customer base, competition, geographic characteristics, available labor and general economic environment. The Company can bundle its various delivery and logistics services to create customized distribution solutions and, by doing so, seeks to become the single source for its customers' distribution needs.

OPERATIONS

    The Company's operations are divided into regions, two U.S. and one Canadian, with each of the Company's approximately 44 branches assigned to the appropriate region. Branch operations are locally managed with regional and national oversight and support provided as necessary. A branch manager is assigned to each branch office and is accountable for all aspects of such branch operations including its profitability. Each branch manager reports to a regional manager with similar responsibilities for all branches within his region. Certain administrative and marketing functions may be centralized for multiple branches in a given city or region. Dynamex believes that the strong operational background of its senior management is important to building brand identity throughout the United States while simultaneously overseeing and encouraging individual managers to be successful in their local markets.

    Same-Day On-Demand Delivery. Most branches have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company's clients have access to a web-based electronic data interface to enter dispatch requirements, page specific drivers, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company's computers, through pagers or by radio.

    Same-Day Scheduled Distribution. A dispatcher manages the delivery flow by coordinating the scheduled deliveries with available drivers. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company's warehouse or the customer's facility.

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

    Prices for the Company's services are determined at the local level based on the distance, weight and time-sensitivity of a particular delivery. The Company generally enters into customer contracts for scheduled distribution, and fleet and facilities management, which are generally terminable by such customer upon notice generally ranging from 30 to 90 days. The Company does not typically enter into contracts with its customers for on-demand delivery services.

    Substantially all of the Dynamex drivers are owner-operators who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as compensation. Management believes that this creates a higher degree of responsiveness on the part of its drivers as well as significantly lowering the capital required to operate the business as well as reducing the Company's fixed costs.

SALES AND MARKETING

    The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The Company's national sales force, comprised of approximately 13 persons, focus on regional and national customers who can utilize services on a multi-market basis. Approximately 100 local employee sales representatives target business opportunities from the branch offices and approximately 10 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company's sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company's national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.

    The Company's local sales representatives make regular calls on existing and potential customers to identify such customers' delivery and logistics needs. The Company's national product and industry specialists augment the local marketing efforts and seek new applications of the Company's primary services in an effort to expand the demand for such services. Customer service representatives on the local and national levels regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns. The Company maintains a database of its customers' service utilization patterns and satisfaction level. This database is used to analyze opportunities and conduct performance audits.

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

CUSTOMERS

    The Company's target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. For the fiscal year ended July 31, 2003, no single customer accounted for more than 10% of the Company's annual sales. A significant number of the Company's customers are located in Canada. For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 34%, 33% and 34% of the

Company's sales, respectively, were generated in Canada. See Note 14 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign operations.

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

    The Company's principal competitors for drivers are other delivery companies within each market area. Management believes that its method of driver compensation, which is based on a percentage of the delivery charge, the large volume of available work and the use of proprietary technology, are factors that are attractive to drivers and help the Company to recruit and retain drivers.

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

SAFETY

    From time to time, the owner-operators performing services for the Company are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records. In addition, where required by applicable law, the Company requires prospective drivers to take a physical examination and to pass a drug test. Drivers are provided information on any additional safety requirements as dictated by customer specifications.

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

EMPLOYEES

    At July 31, 2003, the Company had approximately 2,150 employees, of whom approximately 950 primarily were employed in various management, supervisory, administrative, and other corporate positions and approximately 1,200 were employed as drivers, messengers and mailroom workers. Additionally at July 31, 2003, the Company had contracts with approximately 3,450 independent owner-operator drivers. Management believes that the Company's relationship with such employees and independent owner-operators is good. See "Risk Factors -- Certain Tax Matters Related to Drivers."

    Of the approximately 4,200 drivers and messengers used by the Company as of July 31, 2003, approximately 1,700 are located in Canada and approximately 2,500 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 69% are represented by major international labor unions. Management believes that the Company's relationship with such unions is good. Unions represent none of the Company's U.S. employees, drivers or messengers.

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

Claims Exposure

    As of July 31,2003, the Company utilized the services of approximately 4,200 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Certain Tax Matters Related to Drivers

    Substantially all of the Company's drivers own their own vehicles and as of July 31, 2003, approximately 82% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company's operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

    In addition to the drivers that are independent contractors, certain of the Company's drivers are employed by the Company and own and operate their own vehicles during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to re-characterize some or all of such payments as additional compensation. If such amounts were so re-characterized, the Company would have to pay additional employment related taxes on such amounts, and may also be required to pay penalties, which could have an adverse impact on the Company's financial condition and results of operations, and/or to restate financial information from prior periods. See "Business -- Services" and "-- Employees."

Risks Associated with the Local Delivery Industry; General Economic Conditions

    The Company's sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company's significant customers and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company's services. For example, sales of the Company's premium priced on-demand services were negatively impacted by the slowdown in the economy during the three years ended July 31, 2003.

Foreign Exchange

    Significant portions of the Company's operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company's consolidated financial statements. The Canadian dollar is the functional currency for the Company's Canadian operations; therefore, any change in the exchange rate will affect the Company's reported sales for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of Notes to Consolidated Financial Statements.

Permits and Licensing

    Although certain aspects of the transportation industry have been significantly deregulated, the Company's delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations. Furthermore, delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain such approvals, could impede the implementation of the Company's acquisition program. See "Business -- Regulation."

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

    Technological advances in the nature of facsimile, electronic mail and electronic signature capture have affected the market for on-demand document delivery services. Although the Company has shifted its focus to the distribution of non-faxable items and logistics services, there can be no assurance that these or other technologies will not have a material adverse effect on the Company's business, financial condition and results of operations in the future.

Dependence on Availability of Qualified Delivery Personnel

    The Company is dependent upon its ability to attract, train and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is generally relatively low and the competition for owner-operators and other employees is intense. The Company must continually evaluate, train and upgrade its pool of available owner-operators to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified delivery personnel could have a material adverse impact on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

    The Company leases facilities in 66 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

                                        NUMBER OF
LOCATION                            LEASED PROPERTIES
                                   ------------------
Canada

Alberta                                             5
British Columbia                                    3
Manitoba                                            3
Newfoundland                                        1
Nova Scotia                                         1
Ontario                                            10
Quebec                                              2
Saskatchewan                                        3
                                   ------------------
           Canadian Total                          28

U.S.

Arizona                                             2
California                                          3
Colorado                                            1
Connecticut                                         1
District of Columbia                                1
Georgia                                             1
Illinois                                            3
Maryland                                            1
Massachusetts                                       1
Minnesota                                           1
Missouri                                            2
New Jersey                                          2
New York                                            6
North Carolina                                      1
Ohio                                                1
Pennsylvania                                        1
Tennessee                                           1
Texas                                               5
Virginia                                            1
Washington                                          3
                                   ------------------
          U.S. Total                               38


    The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. Facility rental expense for the fiscal years ended July 31, 2003, 2002 and 2001 was approximately $4.8 million, $4.7 million and $4.9 million, respectively. The Company's principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

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

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market Information -- The Company's common stock is traded on the AMEX under the symbol "DDN". The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX:

                                 BID
                        ----------------------
                         HIGH            LOW
                        ------          ------
FISCAL 2002
First Quarter           $2.200          $1.750
Second Quarter          $2.250          $2.000
Third Quarter           $2.400          $1.900
Fourth Quarter          $2.370          $1.950

FISCAL 2003
First Quarter           $2.980          $2.060
Second Quarter          $4.600          $2.800
Third Quarter           $5.750          $3.690
Fourth Quarter          $8.400          $5.000


    Holders -- As of September 23, 2003, the approximate number of holders of record of common stock was 365.

    Dividends -- The Company has not declared or paid any cash dividends on its common stock since its inception. The Company intends to retain future earnings to reduce outstanding debt and to finance the operation and expansion of its business and does not anticipate paying any cash dividend in fiscal 2004. In addition, the Company's Credit Agreement restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data for the three years ended July 31, 2003 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 2000 and 1999 has been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The net impact of $19.3 million related to the goodwill impairment charge has been excluded from the Statements of Operations Data for the year ended July 31, 2002. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                                 Years ending July 31,
                                                        ======================================================================
                                                           2003           2002           2001           2000           1999
                                                        ----------     ----------     ----------     ----------     ----------
                                                                      (in thousands, except per share amounts)
 Statements of Operations Data:
 Sales                                                  $  250,801     $  235,945     $  249,414     $  251,475     $  239,631
 Cost of sales                                             177,850        165,919        172,908        171,675        163,156
                                                        ----------     ----------     ----------     ----------     ----------
   Gross profit                                             72,951         70,026         76,506         79,800         76,475
 Selling, general and administrative expenses               58,417         56,944         60,739         64,483         66,166
 Depreciation and amortization (including intangible
           impairment of $3,971 in 1999)                     2,124          2,957          7,414          8,931         13,211
 Provision (recovery) for loss on settlement of
           shareholder class action lawsuit                     --             --           (695)         2,313             --
 (Gain) loss on disposal of property and equipment              19            (21)          (403)            97            205
                                                        ----------     ----------     ----------     ----------     ----------
   Operating income (loss)                                  12,391         10,146          9,451          3,976         (3,107)
 Interest expense, net                                       2,194          3,065          5,184          5,860          4,607
 Other (income) expense, net                                  (340)           414           (219)          (203)           (35)
                                                        ----------     ----------     ----------     ----------     ----------
 Income (loss) before income taxes                          10,537          6,667          4,486         (1,681)        (7,679)
 Income taxes                                                2,959          3,658          2,461          1,718         (1,003)
                                                        ----------     ----------     ----------     ----------     ----------
Net income (loss) before accounting change              $    7,578     $    3,009     $    2,025     $   (3,399)    $   (6,676)
                                                        ==========     ==========     ==========     ==========     ==========
Net income (loss) per share before accounting change
  basic                                                 $     0.68     $     0.28     $     0.20     $    (0.33)    $    (0.66)
                                                        ==========     ==========     ==========     ==========     ==========
  diluted                                               $     0.67     $     0.28     $     0.20     $    (0.33)    $    (0.66)
                                                        ==========     ==========     ==========     ==========     ==========
Weighted average common shares outstanding:
  basic                                                     11,208         10,614         10,207         10,207         10,099
  diluted                                                   11,364         10,651         10,237         10,207         10,099

Other data:
Earnings before interest, taxes, depreciation and
amortization (EBITDA) (1)
Net income (loss) per share before accounting change    $    7,578     $    3,009     $    2,025     $   (3,399)    $   (6,676)
Adjustments:
 Income taxes                                                2,959          3,658          2,461          1,718         (1,003)
 Interest expense, net                                       2,194          3,065          5,184          5,860          4,607
 Depreciation and amortization                               2,124          2,957          7,414          8,931         13,211
                                                        ----------     ----------     ----------     ----------     ----------
  EBITDA                                                $   14,855     $   12,689     $   17,084     $   13,110     $   10,139
                                                        ==========     ==========     ==========     ==========     ==========


                                                                           July 31,
                                               ==================================================================
                                                  2003          2002          2001          2000          1999
                                               ----------    ----------    ----------    ----------    ----------
                                                                         (in thousands)
Balance Sheet Data:
  Working capital                              $    7,778    $    9,319    $    9,359    $   11,022    $   11,329
  Total assets                                     95,541        93,870       121,912       126,524       130,422
  Long-term debt, excluding current portion        14,116        25,531        32,198        40,928        46,690
  Stockholders' equity                             54,328        45,124        59,990        58,410        61,547

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

GENERAL

    Sales consist primarily of charges to customers for delivery services and weekly or monthly charges for recurring services, such as facilities management. Sales are recognized when the service is performed. The yield (value per transaction) for a particular service is dependent upon a number of factors including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher yields.

    Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, insurance and worker's compensation costs. Substantially all of the drivers used by the Company own their own vehicles, and approximately 82% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company's driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

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

    As the Company has no significant investment in transportation equipment, depreciation and amortization expense primarily relates to depreciation of office, communication and computer equipment, and software and the amortization of intangible assets acquired in the Company's various acquisitions, each of which has been accounted for using the purchase method of accounting. Effective August 1, 2001 the Company adopted SFAS No 142 which requires, among other things, that companies no longer amortize goodwill. Amortization of goodwill totaled $3.6 million in the year ended July 31, 2001.

    A significant portion of the Company's sales is generated in Canada. For the fiscal years ended July 31, 2003, 2002 and 2001, approximately 34%, 33%, and 34%, respectively, of the Company's sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company's operations in the U.S. and in Canada is similar.

    The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2003 compared to July 31, 2002 and decreased during the fiscal year ending July 31, 2002 compared to July 31, 2001. As the Canadian dollar is the functional currency for the Company's Canadian operations, these changes in the exchange rate have affected the Company's reported sales. The effect of these changes on the Company's net income (loss) for the fiscal years ended July 31, 2003, 2002 and 2001 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material adverse effect on the Company's business, financial condition or results of operations.

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

    Intangibles - Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company's credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. Effective August 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company's operations are conducted in two geographic regions, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. Management performed a valuation on each of these reporting units using a discounted cash flow model. This model indicated a valuation that was far in excess of the Company's market capitalization, however,management did not believe this could be used as the sole indicator of fair value. Accordingly, the Company engaged an independent business valuation firm to perform a valuation of these reporting units. The independent firm utilized a methodology combining the income approach and the market approach. The income approach is based on the present value of future economic benefits that accrue to the shareholders. The market approach establishes value through the analysis of the market price of the common stock of comparable, publicly traded companies. The independent firms' conclusion of the value of Dynamex was derived by applying a weight of 30% to the value determined under the income approach and 70% to the value determined under the market approach. Using this valuation as the purchase price in a purchase price allocation model, the implied value of the goodwill for the United States segment was approximately $36.5 million, compared to a carrying value of approximately $66.5 million. As a result, the Company recognized a goodwill impairment loss related to this segment of $30.0 million. Although the performance of the United States operations has improved, the large amount of goodwill recorded during the competitive acquisition environment of the late 1990s was not fully supported by the valuation model. The implied value of the goodwill for the Company's Canadian operations was in excess of $29 million compared to a carrying value of approximately $8 million. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recorded the $30.0 million charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002. The Company performed its annual goodwill impairment test as of the first day of the fourth quarter of fiscal 2003. Based on this test, the fair value of the goodwill exceeds the carrying amount. Other intangible assets are being amortized over periods ranging from 3 to 25 years.

     Self-Insured Claims Liability. The Company is financially self-insured for U.S. workers' compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company's estimates of the aggregate liability for claims incurred. The Company's estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers' compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for workers' compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.

    Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company's historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. In fiscal 2001, the Company deployed additional resources to manage accounts receivable and collection activities resulting in reduced time to collect the receivables and lower bad debt expense. These improvements led to lower allowances for doubtful accounts in the years ending July 31, 2002 and 2001. The Company has increased the allowance at July 31, 2003 to approximately 2.7% of outstanding accounts receivable, compared to 2.4% of outstanding receivables at July 31, 2002, due primarily to the financial condition of a single customer.

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

    As of July 31, 2003, the Company has available federal and state net operating loss carryforwards to offset future taxable income of $12.7 million. In addition, the Company has generated unused foreign tax credits related to its Canadian operations and other tax credits of $1.1 million. The Company continuously reviews the probability of realization of deferred tax assets and has established valuation allowances when it is more likely than not that the tax benefit will not be realized. As of July 31, 2003, the Company has established valuation allowances totaling $4.3 million in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) for U.S. operating losses and other tax credits not currently deductible. Prior to the 2003 fiscal year, the Company had a history of taxable net operating losses in the United States. In the year ended July 31, 2003, the Company generated U.S. taxable income of approximately $2.1 million, including $1.2 million of dividend income from the Company's Canadian subsidiary. Based on such a limited period and the relatively small amount from operations, management does not believe that this is sufficient evidence to support a determination that it is more likely than not that the remaining tax benefits available from U.S. operating losses will be realized. However, should this trend of taxable income continue, it may become necessary, as early as fiscal 2004, to release a portion or all of the valuation allowance.

    Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS No. 123) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS No. 123, the Company elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations during the fiscal years ending on or before July 31, 2003. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 11 of Notes to the Consolidated Financial Statements)

    Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2004 will be the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Based on the outstanding and unvested awards as of April 30, 2003, the anticipated effect on net income for fiscal 2004, net of taxes, will be approximately $200,000.

    Foreign currency translation -Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are recorded in stockholders' equity. Where amounts denominated in a foreign currency are converted into U. S. dollars by remittance or repayment, the realized exchange differences are included as other income (expense) in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain items from the Company's consolidated statement of operations, expressed as a percentage of sales. Due to the adoption of SFAS No. 142, there was no goodwill amortization during each of the years ended July 31, 2003 and 2002. During the year ended July 31, 2001, the Company recorded $3.6 million in goodwill amortization.

                                                               Years Ended July 31,
                                                     ----------------------------------------
                                                        2003           2002           2001
                                                     ----------     ----------     ----------
 Sales                                                    100.0%         100.0%         100.0%
 Cost of sales                                             70.9%          70.3%          69.3%
                                                     ----------     ----------     ----------
 Gross profit                                              29.1%          29.7%          30.7%
 Selling, general and administrative                       23.3%          24.1%          24.4%
 Depreciation and amortization                              0.8%           1.3%           3.0%
 Recovery of settlement of shareholder litigation            --             --           -0.3%
 (Gain) loss on sale of property and equipment              0.0%           0.0%          -0.2%
                                                     ----------     ----------     ----------
 Operating income                                           5.0%           4.3%           3.8%
 Interest expense                                           0.9%           1.3%           2.1%
 Other (income) expense                                    -0.1%           0.2%          -0.1%
                                                     ----------     ----------     ----------
    Income before income taxes                              4.2%           2.8%           1.8%
 Income taxes                                               1.2%           1.6%           1.0%
                                                     ----------     ----------     ----------
Income before accounting change                             3.0%           1.2%           0.8%
                                                     ==========     ==========     ==========

YEAR ENDED JULY 31, 2003 COMPARED TO YEAR ENDED JULY 31, 2002

     Net income for the year ended July 31, 2003 was $7.6 million compared to a net loss of $16.3 million for the year ended July 31, 2002. The net loss for 2002 includes a non-cash after-tax adjustment of $19.3 million to adjust the carrying value of goodwill to fair value in accordance with SFAS No. 142. The following discussion and analysis excludes the goodwill impairment.

     Sales for the year ended July 31, 2003 were $251 million compared to $236 million in 2002, an increase of approximately 6.3%. The Company's investment in a U.S. national sales organization beginning in January 2001 began to show a return on this investment in the current fiscal year, as evidenced by new contracts signed with several large national accounts. Local and national accounts teams are focused on demonstrating the value of our comprehensive menu of services, and during a soft economy clients are drawn to the benefits of our scheduled, distribution and outsourcing services. Sales of these services increased $11.6 million, or 9.7% over last year, while on-demand sales grew 2.8%, or $3.2 million. These increases result in part from increased sales volume, and in part from the increase in the exchange rate between the U.S. and Canadian dollar. The Canadian dollar was stronger compared to the U.S. dollar in fiscal 2003, which had the effect of increasing reported sales by approximately $4.3 million.

     Cost of sales increased $12 million (7.2%) to $178 million in 2003 compared to $166 million in the prior year. As a percentage of sales, cost of sales increased from 70.3% in 2002 to 70.9% in 2003. This increase in cost as a percentage of sales is primarily attributable to higher insurance costs and bad debt expense and a change in the overall business mix of the Company's sales. Scheduled , distribution and outsourcing sales were a larger percentage of total sales, increasing from 50.9% in the prior year, to 52.5% in 2003. Historically on-demand sales have lower cost of sales and higher selling, general and administrative costs (SG & A) compared to scheduled, distribution and outsourcing sales.

     SG & A costs were $58 million for the year ended July 31, 2003 compared to $57 million for the fiscal year ended July 31, 2002. The increase from 2002 to 2003 is attributable to a number of factors. The increase in the exchange rate between the Canadian dollar and the U.S. dollar had the effect of increasing reported SG & A costs by approximately $0.8 million. Compensation and employee benefits costs were $1.6 million more than in 2002. Approximately one third of the increase is due to the change in the exchange rate between the Canadian dollar and the U.S. dollar. The remaining increase is due principally to higher compensation and benefits associated with the lifting of the salary freeze earlier this fiscal year, additional operating personnel to handle new business, higher sales commissions related to new business, additional sales personnel and higher unemployment taxes and medical insurance premiums. The increase in compensation and employee benefits was partially offset by reductions in communications costs ($0.4 million) and legal and professional fees ($0.5 million).. As a percentage of sales, SG & A expenses decreased from 24.1% in 2002 to 23.3% in 2003.

     Depreciation and amortization was $2.1 million in 2003 compared to $2.9 million in the prior year. This decrease is due to lower capital expenditures in recent years. The Company purchased enterprise software several years ago, which was fully amortized at the end of 2002. In 2003, the decision was made to transition to two-way mobile data units to communicate with drivers, which requires no initial capital expenditure.

     Interest expense was $2.2 million in 2003, a decrease of $0.9 million, or 28%, compared to 2002. This decrease is due to a lower level of debt in 2003 and lower interest rates compared to the prior year.

     Other income of $0.3 million in 2003 consists primarily of realized foreign currency transaction gains of $0.2 million and interest income of $0.1 million. In the prior year, a foreign currency transaction loss of $0.7 million related to the Canadian tax restructuring was offset by interest income totaling $0.3 million.

    The effective tax rate was 28% in 2003 compared to 55% in 2002. Taxable income in the U.S. was offset by the utilization of net operating loss carryforwards (NOLs) generated in prior years. The deferred tax asset resulting from these NOLs has been fully reserved for financial reporting purposes, therefore there was no tax expense reported related to this income. In March 2003, the Company's Canadian subsidiary paid a $2.5 million dividend to the U.S. The payment of this dividend resulted in a foreign tax credit of $0.4 million, which reduced tax expense in the U.S. In addition, the Canadian statutory federal tax rate decreased marginally in 2003. The effective rate in 2002 was high due to a $0.2 million non-recurring tax expense and a $0.7 million foreign exchange loss not deductible for tax purposes related to the tax reorganization of the Company's Canadian operations.

YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001

     The net loss for the year ended July 31, 2002 was $16.3 million compared to net income of $2.0 million for the year ended July 31, 2001. The net loss for 2002 includes a non-cash after-tax adjustment of $19.3 million to adjust the carrying value of goodwill to fair market value in accordance with SFAS No. 142 as well as one-time charges totaling $1.2 million associated with the tax reorganization of our Canadian operations. Net income for 2001 includes other income of approximately $0.7 million related to the settlement of claims related to the shareholder class-action lawsuit and gains on sales of surplus radio licenses of $0.4 million. The following discussion and analysis excludes the aforementioned goodwill impairment, non-recurring and unusual charges and adjustments.

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

     Cost of sales decreased $7.0 million (4.0%) to $166 million in 2002 compared to $173 million in the prior year. As a percentage of sales, cost of sales increased from 69.3% in 2001 to 70.3% in 2002. This increase in cost is primarily attributable to a change in the overall business mix of the Company. On-demand sales were approximately 55% of total sales in fiscal year 2001 compared to 49% in fiscal year 2002. Scheduled and distribution and other specialized service sales increased as a percentage of total sales while on-demand sales have declined both as percentage of sales and in absolute dollars. Historically on-demand sales have lower cost of sales and higher selling, general and administrative costs compared to scheduled and distribution and other specialized service sales. As a result of this change in business mix, cost of sales has increased as a percentage of sales while selling, general and administrative ("SG & A") costs have declined as a percentage of sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal years ended July 31, 2003, 2002 and 2001, the Company's used capital primarily for capital expenditures, working capital needs and debt reduction.

    As of July 31, 2003, the Company's bank credit agreement consisted of an amortizing term loan of $11.6 million and a revolving credit facility of $19.5 million due November 30, 2005. This Third Amendment to the Third Amended and Restated Credit Agreement ("Credit Facility") was executed May 30, 2003. The amount available under the revolving credit facility is based on a formula, generally defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, with a final payment of $625,000 due on November 30, 2005. Interest on outstanding borrowings is payable monthly at prime plus a margin ranging from 0.5% to 0.0%, or LIBOR plus a margin ranging from 3.5% to 2.0%, based on the ratio of Total Debt to EBITDA, as defined in the agreement. At July 31, 2003, the Company's Total Debt to EBITDA ratio was 1.62 to 1.00, therefore the applicable margin is 0.125% for prime based loans and 2.5% for LIBOR based loans, effective August 1, 2003. In addition, the Company is required to pay a commitment fee for any unused amounts of the revolving credit facility, ranging from 0.5% to 0.25% per annum based on the ratio of Total Debt to EBITDA. This fee is currently 0.375%. As of July 31, 2003 borrowings under the Credit Facility totaled approximately $19,615,000 and the Company had outstanding letters of credit totaling $4,194,000.

    Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 100% of the stock of the Company's principal Canadian subsidiaries. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each year beginning July 31, 2003, by the amount of excess cash flow, all as defined in the agreement. Since the Company's Total Debt to EBITDA was less than 1.75 to 1.00 at July 31, 2003, the restriction on the payment of dividends and the requirement to reduce the amortizing term loan by the amount of excess cash flow were waived. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances.

    Effective July 31, 2003, the Company entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at July 31, 2003). This arrangement matures November 30, 2005. At July 31, 2003, unpaid settlements related to the interest rate swap were not material. The fair value of the Company's interest rate protection arrangements at July 31, 2003 was an asset of $31,000 and at July 31,2002 was a liability of $78,000. At July 31, 2003 the weighted average interest rate for all outstanding borrowings was approximately 4.85%.

    During the fiscal years ended July 31, 2003, 2002 and 2001, the Company spent approximately $1.7 million, $1.4 million and $2.2 million respectively, on capital expenditures, which expenditures primarily related to improvements in infrastructure and technology to support the Company's operations. Management expects the amount of capital expenditures for these purposes in future years to range between $2 million and $3 million. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

    The Company's cash flow provided by operations for the fiscal years ended July 31, 2003, 2002 and 2001 were approximately $12.5 million, $9.7 million and $7.8 million, respectively. This internally generated cash flow financed entirely the Company's increases in working capital and purchases of property and equipment. Changes in working capital provided $0.9 million and $1.2 million of operating cash flow in fiscal 2003 and 2002, respectively, compared to a use of operating cash flow totaling $2.8 million in the year ended July 31, 2001.

    Management expects internally generated cash flow will be sufficient to support its future capital requirements. The Company's access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital. The Company completed its last acquisition in August 1998 and there currently are no pending or contemplated acquisitions. The Company's ability to make future acquisitions is dependent upon many factors, including the availability of capital, and currently requires approval by the Company's primary lenders. There can be no assurance that such capital will be available or that it can be obtained on terms the Company deems acceptable, or that the Company will be able to obtain the lender's consent.

CONTRACTUAL OBLIGATIONS

     The following table sets forth the Company's contractual commitments as of July 31, 2003 for the periods indicated (in thousands):

                                        Less than
                          Total           1 year          1-3 years       3-5 years        Thereafter
                       ----------       ----------       ----------       ----------       ----------
Long-term debt         $   19,844       $    5,728       $   14,116       $       --       $       --
Operating leases           16,230            5,047            6,778            3,178            1,227
                       ----------       ----------       ----------       ----------       ----------

   Total               $   36,074       $   10,775       $   20,894       $    3,178       $    1,227
                       ==========       ==========       ==========       ==========       ==========

     The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $300,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.0 million and $3.5 million. As of July 31, 2003 the Company had outstanding letters of credit totaling $4,194,000.

INCOME TAXES

    The provision for income taxes was $3.0 million in fiscal 2003, compared to $3.7 million and $2.5 million in the years ended July 31, 2002 and 2001, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carryforwards, and other expenses that are non-deductible for tax purposes.

    As of July 31, 2003, the Company has available federal and state net operating loss carryforwards to offset future taxable income of $12.7 million. In addition, the Company has generated unused foreign tax credits related to its Canadian operations and other tax credits of $1.1 million. The Company continuously reviews the probability of realization of deferred tax assets and has established valuation allowances when it is more likely than not that the tax benefit will not be realized. As of July 31, 2003, the Company has established valuation allowances totaling $4.3 million in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) for U.S. operating losses and other tax credits not currently deductible. Prior to the 2003 fiscal year, the Company had a history of taxable net operating losses in the United States. In the year ended July 31, 2003, the Company generated U.S. taxable income of approximately $2.1 million, including $1.2 million of dividend income from the Company's Canadian subsidiary. Based on such a limited period and the relatively small amount of taxable income generated from operations, management does not believe that this is sufficient evidence to support a determination that it is more likely than not that the remaining tax benefits available from U.S. operating losses will be realized. However, should this trend of taxable income continue, it may become necessary, as early as fiscal 2004, to release a portion or all of the valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before that date, the provisions are effective July 1, 2003. The Company does not have an interest in any variable interest entities and therefore adoption of Interpretation No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

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

    The risk factors described in this report could cause actual results to differ materially from those predicted. By way of example:

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

    The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $8.5 million and a decrease in net income of approximately $0.3 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company's management.

INTEREST RATE EXPOSURE

    Effective July 31, 2003, the Company entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at July 31, 2003). This arrangement matures November 30, 2005. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

    The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $37,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company's management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 9A. CONTROLS AND PROCEDURES.

    Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

    The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted a copy of the code on the Company's internet website at the internet address: http://www.dynamex.com. Copies of the code may be obtained free of charge from the Company's website at the above internet address.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Directors and Executive Officers" in the Company's definitive proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information set forth under the caption "Principal Accountant Fees and Services" in the Company's definitive proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Dynamex Inc.,
A Delaware corporation

By: /s/     Ray E. Schmitz
--------------------------------------------
Ray E. Schmitz, Vice-President and Chief Financial Officer
Dated: October 20, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 20, 2003.

                       NAME                                                       TITLE
                       ----                                                       -----
/s/ RICHARD K. McCLELLAND                                         Chairman of the Board, Chief Executive
-------------------------------------------------------           Officer, President and Director
Richard K. McClelland                                             (Principal Executive Officer)


/s/ RAY E. SCHMITZ                                                Vice President, Chief Financial Officer
-------------------------------------------------------           (Principal Financial Officer)
Ray E. Schmitz


/s/ GEORGE S. STEPHENS                                            Corporate Controller
-------------------------------------------------------           (Principal Accounting Officer)
George S. Stephens


/s/ WAYNE KERN                                                    Director
-------------------------------------------------------
Wayne Kern

/s/ STEPHEN P. SMILEY                                             Director
-------------------------------------------------------
Stephen P. Smiley

/s/ BRIAN J. HUGHES                                               Director
-------------------------------------------------------
Brian J. Hughes

/s/ KENNETH H. BISHOP                                             Director
-------------------------------------------------------
Kenneth H. Bishop

/s/ BRUCE E. RANCK                                                Director
-------------------------------------------------------
Bruce E. Ranck

--------------------------------------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----
    DYNAMEX INC.
    Report of Independent Certified Public Accountants                                       F-2
    Consolidated Balance Sheets, July 31, 2003 and 2002                                      F-3
    Consolidated Statements of Operations for the fiscal years ended
        July 31, 2003, 2002 and 2001                                                         F-4
    Consolidated Statements of Stockholders' Equity for the fiscal years ended
        July 31, 2003, 2002 and 2001                                                         F-5
    Consolidated Statements of Cash Flows for the fiscal years ended
        July 31, 2003, 2002 and 2001                                                         F-6
    Notes to the Consolidated Financial Statements                                           F-7

--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2001, Dynamex Inc. changed its method of accounting for goodwill.

/s/ BDO Seidman, LLP
----------------------------------------
BDO SEIDMAN, LLP


Dallas, Texas
September 26, 2003

DYNAMEX INC.
CONSOLIDATED BALANCE SHEETS
July 31, 2003 and 2002
(in thousands, except per share data)


                                                                           2003              2002
                                                                       ------------      ------------

                                              ASSETS
CURRENT
Cash and cash equivalents                                              $      4,338      $      4,489
Accounts receivable (net of allowance for doubtful accounts
   of $721 and $562, respectively)                                           26,109            23,165
Prepaid and other current assets                                              2,453             3,223
Deferred income taxes                                                         1,976             1,657
                                                                       ------------      ------------
  Total current assets                                                       34,876            32,534

PROPERTY AND EQUIPMENT - net                                                  4,287             4,627
GOODWILL - net                                                               44,743            43,739
INTANGIBLES - net                                                               981               950
DEFERRED INCOME TAXES                                                        10,064            11,407
OTHER                                                                           590               613
                                                                       ------------      ------------
  Total assets                                                         $     95,541      $     93,870
                                                                       ============      ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable trade                                                 $      6,564      $      3,894
Accrued liabilities                                                          14,805            13,543
Current portion of long-term debt                                             5,728             5,778
                                                                       ------------      ------------
  Total current liabilities                                                  27,097            23,215

LONG-TERM DEBT                                                               14,116            25,531
                                                                       ------------      ------------
  Total liabilities                                                          41,213            48,746
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized;
   none outstanding                                                              --                --
Common stock; $0.01 par value, 50,000 shares authorized;
   11,208 and 11,207 outstanding, respectively                                  112               112
Additional paid-in capital                                                   74,064            74,062
Accumulated deficit                                                         (20,250)          (27,828)
Accumulated other comprehensive income (loss):
  Cumulative translation adjustment                                             402            (1,222)
                                                                       ------------      ------------
    Total stockholders' equity                                               54,328            45,124
                                                                       ------------      ------------
    Total liabilities and stockholders' equity                         $     95,541      $     93,870
                                                                       ============      ============

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2003, 2002 and 2001
(in thousands except per share data)

                                                                           2003              2002              2001
                                                                       ------------      ------------      ------------

Sales                                                                  $    250,801      $    235,945      $    249,414

 Cost of sales                                                              177,850           165,919           172,908
                                                                       ------------      ------------      ------------

 Gross profit                                                                72,951            70,026            76,506

 Selling, general and administrative expenses                                58,417            56,944            60,739
 Depreciation and amortization                                                2,124             2,957             7,414
 Recovery of settlement of shareholder litigation                                --                --              (695)
 (Gain) loss on disposal of property and equipment                               19               (21)             (403)
                                                                       ------------      ------------      ------------
   Total                                                                     60,560            59,880            67,055
                                                                       ------------      ------------      ------------

 Operating income                                                            12,391            10,146             9,451

 Interest expense                                                             2,194             3,065             5,184
 Other (income) expense, net                                                   (340)              414              (219)
                                                                       ------------      ------------      ------------

 Income before income taxes                                                  10,537             6,667             4,486

 Income taxes                                                                 2,959             3,658             2,461
                                                                       ------------      ------------      ------------

Income (loss) before cumulative effect of change in
  accounting principle                                                        7,578             3,009             2,025

Cumulative effect of change in accounting for goodwill, net of
  income taxes of $10,764                                                        --           (19,261)               --
                                                                       ------------      ------------      ------------

Net income (loss)                                                      $      7,578      $    (16,252)     $      2,025
                                                                       ============      ============      ============

Basic earnings (loss) per common share:
  Before cumulative effect of accounting change                        $       0.68      $       0.28      $       0.20
  Accounting change                                                              --             (1.81)               --
                                                                       ------------      ------------      ------------
    Basic earnings (loss) per common share                             $       0.68      $      (1.53)     $       0.20
                                                                       ============      ============      ============

Diluted earnings (loss) per common share:
  Before cumulative effect of accounting change                        $       0.67      $       0.28      $       0.20
  Accounting change                                                              --             (1.81)               --
                                                                       ------------      ------------      ------------
    Diluted earnings (loss) per common share                           $       0.67      $      (1.53)     $       0.20
                                                                       ============      ============      ============

Weighted average shares:
   Common shares outstanding                                                 11,208            10,614            10,207
   Adjusted common shares - assuming
      exercise of stock options                                              11,364            10,651            10,237

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders' Equity
Years ended July 31, 2003, 2003 and 2001
(in thousands)


                                                                                                      Accumulated
                                                   Common Stock          Additional                      Other
                                             ------------------------     Paid-in     Accumulated    Comprehensive
                                               Shares        Amount       Capital      (Deficit)     Income (Loss)    Total
                                             ----------    ----------    ----------   -----------    -------------  ----------

BALANCE AT JULY 31, 2000                         10,207    $      102    $   72,759    $  (13,601)    $     (850)   $   58,410
                                             ----------    ----------    ----------    ----------     ----------    ----------
Net income                                                                                  2,025
Unrealized foreign currency translation
  adjustment                                                                                                (445)
Total comprehensive income                                                                                               1,580
                                             ----------    ----------    ----------    ----------     ----------    ----------
BALANCE AT JULY 31, 2001                         10,207           102        72,759       (11,576)        (1,295)       59,990
                                             ----------    ----------    ----------    ----------     ----------    ----------
Issuance of  1,000 shares in shareholder
  class action lawsuit settlement                 1,000            10         1,303                                      1,313
Net loss                                                                                  (16,252)
Unrealized foreign currency translation
  adjustment                                                                                                  73
Total comprehensive loss                                                                                               (16,179)
                                             ----------    ----------    ----------    ----------     ----------    ----------
BALANCE AT JULY 31, 2002                         11,207           112        74,062       (27,828)        (1,222)       45,124
                                             ----------    ----------    ----------    ----------     ----------    ----------
Issuance of common stock                              1            --             2                                          2
Net income                                                                                  7,578
Unrealized foreign currency translation
  adjustment                                                                                               1,624
Total comprehensive income                                                                                               9,202
                                             ----------    ----------    ----------    ----------     ----------    ----------
BALANCE AT JULY 31, 2003                         11,208    $      112    $   74,064    $  (20,250)    $      402    $   54,328
                                             ==========    ==========    ==========    ==========     ==========    ==========

        See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2003, 2002 and 2001
(in thousands)

                                                                                     2003              2002              2001
                                                                                 ------------      ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                                                $      7,578      $    (16,252)     $      2,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                        2,091             2,872             3,117
   Amortization and write down of goodwill and other intangibles                           33            30,109             4,297
   Provision for losses on accounts receivable                                            896               623               970
   Deferred income taxes                                                                1,024            (8,852)              579
   (Gain) loss on disposal of property and equipment                                       19               (21)             (403)
Changes in current operating assets and liabilities:
   Accounts receivable                                                                 (3,840)            1,177             1,118
   Prepaids and other current assets                                                      770               (61)             (438)
   Accounts payable and accrued liabilities                                             3,932                92            (3,494)
                                                                                 ------------      ------------      ------------
Net cash provided by operating activities                                              12,503             9,687             7,771
                                                                                 ------------      ------------      ------------

INVESTING ACTIVITIES
Cash payments for acquisitions                                                             --                --            (1,011)
Purchase of property and equipment                                                     (1,744)           (1,362)           (2,199)
Net proceeds from disposal of property and equipment                                       56                12               474
                                                                                 ------------      ------------      ------------
Net cash used in investing activities                                                  (1,688)           (1,350)           (2,736)
                                                                                 ------------      ------------      ------------

FINANCING ACTIVITIES
Principal payments on long-term debt                                                   (6,991)          (11,255)           (3,809)
Net borrowings (payments) under line of credit                                         (4,475)             (700)            1,300
Proceeds from stock option exercise                                                         2                --                --
Other assets and deferred financing fees                                                 (169)             (332)               86
                                                                                 ------------      ------------      ------------
Net cash used in financing activities                                                 (11,633)          (12,287)           (2,423)
                                                                                 ------------      ------------      ------------
EFFECT OF EXCHANGE RATES ON CASH                                                          667               373              (146)
                                                                                 ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (151)           (3,577)            2,466
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            4,489             8,066             5,600
                                                                                 ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $      4,338      $      4,489      $      8,066
                                                                                 ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $      1,767      $      2,508      $      5,928
                                                                                 ============      ============      ============
Cash paid for taxes                                                              $      1,413      $      2,067      $      1,467
                                                                                 ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Issuance of  1,000 shares in shareholder class action lawsuit settlement    $         --      $      1,313      $         --
     Issuance of note receivable to finance customer trade receivable                      --               166                --
     Assets acquired, liabilities paid and consideration paid
      for acquisitions were as follows:
         Accrual of earnouts to former owners                                              --                --               819
         Prior year earnouts converted to notes payable                                    --                --            (1,240)
         Change in accrued earnouts                                                        --                --             1,432
                                                                                 ------------      ------------      ------------
         Cash payments for acquisitions                                          $         --      $         --      $      1,011
                                                                                 ============      ============      ============


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

    Property and equipment - Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

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

    The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2003 and 2002, the net book value of capitalized software costs was $1,307 and $1,224, respectively. Amortization expense related to capitalized software was $555, $903 and $823 in fiscal years 2003, 2002 and 2001, respectively.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

    Intangibles - Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company's credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, perform a detailed analysis of the reporting unit's assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2003. Based on this test, the fair value of the goodwill exceeds the carrying amount. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2003, 2002 and 2001 totaled $33, $85 and $4,297, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $20 per year.

    Revenue recognition - Revenue and direct expenses are recognized when services are rendered to customers.

    Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company's historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. In fiscal 2001, the Company deployed additional resources to manage accounts receivable and collection activities resulting in reduced time to collect the receivables and lower bad debt expense. These improvements led to lower allowances for doubtful accounts in the years ending July 31, 2002 and 2001. The Company has increased the allowance at July 31, 2003 to approximately 2.7% of outstanding accounts receivable, compared to 2.4% of outstanding receivables at July 31, 2002, due primarily to the financial condition of a single customer.

    Financial instruments - Carrying values of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.

    The Company utilizes interest rate swaps to reduce interest rate fluctuation risk. Fair value of these instruments is determined based on estimated settlement costs using current interest rates. Mark-to-market adjustments under these agreements are recorded quarterly as an adjustment to interest expense. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. In the event that this swap was terminated prior to its contractual maturity, the resulting gain or loss would be recognized immediately.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    Financing costs - During the fiscal years ended July 31, 2003, 2002 and 2001, the Company incurred $878, $909 and $208, respectively of costs incurred in connection with debt financings and amendments (See Note 6). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $632 in 2003, $587 in 2002, and $490 in 2001.

    Self-insured claims liability - The Company is financially self-insured for U.S. workers' compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company's estimates of the aggregate liability for claims incurred. The Company's estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers' compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation The method of calculating the estimated accrued liability for workers' compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.

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

    Stock-based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS No. 123) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS No. 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations during the fiscal years ending on or before July 31, 2003. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 11 of Notes to the Consolidated Financial Statements).

    Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2004 will be the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Based on the outstanding and unvested awards as of July 31, 2003, the anticipated effect on net income for fiscal 2004, net of taxes, will be approximately $200.

    Net income (loss) per share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 297, 736 and 557 shares of common stock at July 31, 2003, 2002 and 2001, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

    Foreign currency translation - Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are recorded in stockholders' equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in the Consolidated Statement of Operations.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    New accounting pronouncements - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before that date, the provisions are effective July 1, 2003. The Company does not have any interest in variable interest entities and therefore adoption of Interpretation No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

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

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



2.   COMPUTATION OF EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per share calculation if their effect would be antidilutive to earnings (loss) per share before effect of change in accounting principle.

                                                                         Years Ended July 31,
                                                              ---------------------------------------------
                                                                 2003             2002              2001
                                                              ----------       ----------        ----------
    Net income before cumulative effect of
                 change in accounting principle               $    7,578       $    3,009        $    2,025
    Cumulative effect of change in accounting principle               --          (19,261)               --
                                                              ----------       ----------        ----------
    Net income (loss)                                         $    7,578       $  (16,252)       $    2,025
                                                              ==========       ==========        ==========


    Weighted average common shares outstanding                    11,208           10,614            10,207
    Common share equivalents related to options                      156               37                30
                                                              ----------       ----------        ----------
    Common shares and common share equivalents                    11,364           10,651            10,237
                                                              ==========       ==========        ==========

    Basic earnings (loss) per common share:
    Before cumulative effect of accounting change             $     0.68       $     0.28        $     0.20
    Accounting change                                                 --            (1.81)               --
                                                              ----------       ----------        ----------
      Basic earnings (loss) per common share                  $     0.68       $    (1.53)       $     0.20
                                                              ==========       ==========        ==========

    Diluted earnings (loss) per common share:
    Before cumulative effect of accounting change             $     0.67       $     0.28        $     0.20
    Accounting change                                                 --            (1.81)               --
                                                              ----------       ----------        ----------
      Diluted earnings (loss) per common share                $     0.67       $    (1.53)       $     0.20
                                                              ==========       ==========        ==========

3.   INTANGIBLES

    Intangibles consist of the following:

                                                                               July 31,
                                                                       ------------------------
                                                                         2003            2002
                                                                       --------        --------
    Carrying amount:
    Deferred bank financing fees                                       $    920        $  2,870
    Trademarks                                                              470             470
    Covenants not-to-compete                                                 --           9,911
                                                                       --------        --------
                                                                          1,390          13,251
    Less accumulated amortization:
    Deferred bank financing fees                                           (321)         (2,334)
    Trademarks                                                              (88)            (66)
    Covenants not-to-compete                                                 --          (9,901)
                                                                       --------        --------
                                                                           (409)        (12,301)
                                                                       --------        --------
    Intangibles - net                                                  $    981        $    950
                                                                       ========        ========

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    Effective August 1, 2001, the Company adopted SFAS No. 142. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company's operations are conducted in two geographic regions, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. Management performed a valuation on each of these reporting units using a discounted cash flow model. This model indicated a valuation that was far in excess of the Company's market capitalization and management did not believe this could be used as the sole indicator of fair value. Accordingly, the Company engaged an independent business valuation firm to perform a valuation of these reporting units. The independent firm utilized a method combining the income approach and the market approach. The income approach is based on the present value of future economic benefits that accrue to the shareholders. The market approach establishes value through the analysis of the market price of the common stock of comparable, publicly traded companies. The independent firms' conclusion of the value of Dynamex was derived by applying a weight of 30% to the value determined under the income approach and 70% to the value determined under the market approach. Using this valuation as the purchase price in a purchase price allocation model, the implied value of the goodwill for the United States segment was approximately $36.5 million, compared to a carrying value of approximately $66.5 million. As a result, the Company recognized a goodwill impairment loss related to this segment of $30.0 million. Although the performance of the United States operations has improved, the large amount of goodwill recorded during the competitive acquisition environment of the late 1990s was not fully supported by the valuation model. The implied value of the goodwill for the Company's Canadian operations was in excess of $29 million compared to a carrying value of approximately $8 million. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recorded the $30.0 million charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. As required by SFAS No. 142, the charge was recorded in the first quarter of fiscal year 2002.

    Amortization of goodwill ceased effective August 1, 2001. A reconciliation of the previously reported net income is as follows:

                                                      YEAR ENDED JULY 31,
                                                      -------------------
                                                             2001
                                                        ---------------
Reported net income                                     $         2,025
Add back: Amortization of goodwill (net of taxes)                 2,309
                                                        ---------------
Net income, as adjusted                                 $         4,334
                                                        ===============
Basic and diluted earnings per share:
    Reported net income                                 $          0.20
    Amortization of goodwill (net of taxes)                        0.23
                                                        ---------------
Basic and diluted earnings per share, as adjusted       $          0.43
                                                        ===============

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



4.   PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                            JULY 31,
                                    ------------------------
                                      2003            2002
                                    --------        --------
Equipment                           $ 14,067        $ 13,144
Software                               5,280           4,605
Furniture                              1,717           1,625
Vehicles                                 782           1,044
Leasehold improvements                 2,267           2,140
Other                                    206               2
                                    --------        --------
                                      24,319          22,560
Less accumulated depreciation        (20,032)        (17,933)
                                    --------        --------
Property and equipment -- net       $  4,287        $  4,627
                                    ========        ========


5.   ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                               JULY 31,
                                         ---------------------
                                          2003          2002
                                         -------       -------
Salaries and wages                       $ 3,759       $ 2,616
Independent contractor settlements         3,882         3,548
Worker's compensation                      1,958         1,688
Vacation                                   2,148         1,809
Interest                                      91           218
Other                                      2,967         3,664
                                         -------       -------
Total accrued liabilities                $14,805       $13,543
                                         =======       =======


6.   LONG-TERM DEBT

    Long-term debt consists of the following:

                                                   JULY 31,
                                           ------------------------
                                             2003            2002
                                           --------        --------
Bank credit agreement (a)                  $ 19,616        $ 30,781
Seller financing notes and other (b)            228             507
Capital lease obligations                        --              21
                                           --------        --------
                                             19,844          31,309
Less current portion                         (5,728)         (5,778)
                                           --------        --------
Long-term debt                             $ 14,116        $ 25,531
                                           ========        ========

    a) Bank Credit Agreement

    As of July 31, 2003, the Company's bank credit agreement consisted of an amortizing term loan of $11.6 million and a revolving credit facility of $19.5 million due November 30, 2005. This Third Amendment to the Third Amended and Restated Credit Agreement ("Credit Facility") was executed May 30, 2003. The revolving credit facility is governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consist of $1.375 million quarterly, with a final payment of $625 due on November 30, 2005. Interest on outstanding borrowings is payable monthly at prime plus a margin ranging from 0.5% to 0.0%, or LIBOR plus a margin

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    ranging from 3.5% to 2.0%, based on the ratio of Total Debt to EBITDA, as defined. At July 31, 2003, the Company's Total Debt to EBITDA ratio was 1.62 to 1.00, therefore the applicable margin will be 0.125% for prime based loans and 2.5% for LIBOR based loans, beginning August 1, 2003. In addition, the Company is required to pay a commitment fee for any unused amounts of the revolving credit facility, ranging from 0.5% to 0.25% per annum based on the ratio of Total Debt to EBITDA. This fee will be 0.375% beginning August 1, 2003. As of July 31, 2003 borrowings under the Credit Facility totaled approximately $19,615 and the Company had outstanding letters of credit totaling $4,194.

    Amounts outstanding under the Credit Facility are secured by all of the Company's U.S. assets and 100% of the stock of the Company's principal Canadian subsidiaries. The agreement contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company. In addition, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders' equity, fixed charges to cash flow and funded debt to cash flow, and to reduce the amortizing term loan principal at the end of each year beginning July 31, 2003, by the amount of excess cash flow, all as defined in the agreement. If the Company's Total Debt to EBITDA is less than 1.75 to 1.00, the restriction on the payment of dividends and the requirement to reduce the amortizing term loan by the amount of excess cash flow are waived. The agreement also requires the Company to obtain the consent of the lender for additional acquisitions in certain instances.

    Effective July 31, 2003, the Company entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at July 31, 2003). This arrangement matures November 30, 2005. At July 31, 2003, unpaid settlements related to the interest rate swap were not material. The fair value of the Company's interest rate protection arrangements at July 31, 2003 and 2002 was an asset of $31 and a liability of $78, respectively. At July 31, 2003 the weighted average interest rate for all outstanding borrowings was approximately 4.85%.

    The counter party to these agreements is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk of loss due to nonperformance by the counter party to these agreements is remote and, in any event, the amount of such loss would be immaterial to the Company's results of operations.

    b) Seller Financing Notes and Other

    In connection with various acquisitions the Company issued various notes to the sellers of those businesses. In addition, during 2001, the Company negotiated extended payment terms on contingent consideration due to former owners pursuant to the various purchase agreements, and converted $1,240 of the cash payments due into notes payable. The notes bear interest of 10% per annum.

    Scheduled principal payments in each of the next five years and thereafter on long-term debt obligations are as follows:

                   2004               $   5,728
                   2005                   5,500
                   2006                   8,616
                                      ---------
                                      $  19,844
                                      =========

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



7.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases certain equipment and properties under non-cancelable lease agreements, which expire at various dates.

     At July 31, 2003, minimum annual lease payments for such leases are as follows:

                                                                          Operating
                                                                           Leases
                                                                         ----------
                                                              2004       $    5,047
                                                              2005            3,887
                                                              2006            2,891
                                                              2007            1,852
                                                              2008            1,326
                                                        Thereafter            1,227
                                                                         ----------
                                                                         $   16,230
                                                                         ==========


     Rent expense related to operating leases amounted to approximately $8,501, $8,222, and $7,069 for the years ended July 31, 2003, 2002 and 2001, respectively.

     CONTINGENCIES

     The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company

8.   INCOME TAXES

     The United States and Canadian components of income before income taxes are as follows:

                                                           YEARS ENDED JULY 31,
                                                      -----------------------------
                                                        2003       2002      2001
                                                      -------    -------    -------
           Canada                                     $ 4,404    $ 2,591    $ 4,098
           United States                                6,133      4,076        388
                                                      -------    -------    -------
                                                      $10,537    $ 6,667    $ 4,486
                                                      =======    =======    =======


     The provision for income tax before the deferred tax impact of the cumulative effect of change in accounting principle consisted of the following:

           Current tax expense (benefit):
             Canada                                   $ 1,619    $ 1,455    $ 1,991
             U.S.                                         316      2,264       (109)
                                                      -------    -------    -------
                     Total current tax expense          1,935      3,719      1,882
                                                      -------    -------    -------
           Deferred tax expense (benefit):
             Canada                                        --         44         47
             U.S.                                       1,024       (105)       532
                                                      -------    -------    -------
                     Total deferred tax expense
                        (benefit)                       1,024        (61)       579
                                                      -------    -------    -------
                     Total income tax provision       $ 2,959    $ 3,658    $ 2,461
                                                      =======    =======    =======

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) and consisted of the following components (in thousands):

                                                                                 JULY 31,
                                                                         ------------------------
                                                                           2003            2002
                                                                         --------        --------
                         Deferred tax asset:
                           Allowance for doubtful accounts               $    187        $    160
                           Fixed assets                                      (187)             95
                           Amortization of intangibles                      8,888          10,840
                           Accrued vacation                                   537             438
                           Accrued Liabilities & other                      1,254           1,059
                           Charitable contribution carryover                   24              42
                           Foreign tax credit carryforward                    939              --
                           WOTC tax credit carryforward                       127             127
                           State net operating loss carryforward            1,147           1,177
                           Federal net operating loss carryforward          4,150           4,902
                                                                         --------        --------
                              Total deferred tax benefits                  17,066          18,840
                         Less valuation allowance                          (4,277)         (5,030)
                                                                         --------        --------
                              Net deferred tax asset                       12,789          13,810
                         Deferred tax liabilities:
                           Fixed assets                                      (749)           (746)
                                                                         --------        --------
                              Total deferred tax liabilities                 (749)           (746)
                                                                         --------        --------
                              Net deferred tax asset                     $ 12,040        $ 13,064
                                                                         ========        ========
                         Financial Statements:
                           Current deferred tax assets                   $  1,976        $  1,657
                                                                         ========        ========
                           Non-current deferred tax assets               $ 10,064        $ 11,407
                                                                         ========        ========


    The Company has established valuation allowances in accordance with the provisions of SFAS No. 109. The valuation allowances primarily relate to U.S. operating losses not currently deductible and foreign tax credits. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized. In the year ended July 31, 2003, the Company generated U.S. taxable income of approximately $2.1 million. Based on a one year time frame and with income of approximately $1.2 million of the income resulting from a dividend from the Company's Canadian subsidiary, management does not believe that this is sufficient evidence to support a determination that it is more likely than not that the benefits will be realized. However, should this trend of taxable income continue, it may become necessary, as early as fiscal 2004, to release a portion or all of the valuation allowance.

    The Company has a federal net operating loss carryforward of $11,574 as of July 31, 2003. This carryforward is available to offset future United States federal taxable income. The net operating losses expire as follows: $842 in the year 2013, $2,025 in the year 2019, $4,737 in the year 2020, $1,507 in the year 2021 and $2,463 in the year 2022.

    The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries' undistributed earnings as of July 31, 2003. Such earnings are intended to be reinvested indefinitely.

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

                                                                                YEARS ENDED JULY 31,
                                                                   ----------------------------------------------
                                                                      2003              2002              2001
                                                                   ----------        ----------        ----------
        Income taxes at statutory rate                             $    3,582        $    2,266        $    1,525
        Effect on taxes resulting from:
             State taxes                                                  599               467               314
             Foreign                                                    1,265               619               410
             Increase (decrease) in valuation allowance                  (753)             (950)              867
             Utilization of net operating losses as a result
               of changes in the US tax laws                               --               448                --
             Foreign previously taxed income                           (1,107)               --                --
             Other (including permanent differences)                     (627)              808              (655)
                                                                   ----------        ----------        ----------
                                                                   $    2,959        $    3,658        $    2,461
                                                                   ==========        ==========        ==========


9.  RELATED PARTY TRANSACTIONS

    During the year ended July 31, 2001 the Company paid approximately $55 in rent for the lease of a facility to a member of the Company's Board of Directors. Rent payments for this property were $10 per month. This lease was terminated in the third quarter of the fiscal year ended July 31, 2001.

10. RESERVE FOR DOUBTFUL ACCOUNTS

    The changes in the reserve for doubtful accounts are summarized below:

                                    Balance at     Additions Charged                          Balance
                                   Beginning of       to Costs and                           at End of
                                       Year             Expenses          Deductions            Year
                                   ------------    -----------------     ------------       ------------
        Fiscal year ended:
               July 31, 2003       $        562       $        896       $        737       $        721
               July 31, 2002       $        772       $        623       $        833       $        562
               July 31, 2001       $        940       $        970       $      1,138       $        772


11. STOCK OPTION PLAN

    Effective June 5, 1996, the Company's stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Option Plan"). The Option Plan has been subsequently amended to increase the maximum aggregate amount of common stock with respect to which options may be granted to 1,100,000 shares. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date. The options expire 10 years from the date of grant.

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

                                                                             YEARS ENDED JULY 31,
                                                                 ---------------------------------------------
                                                                    2003             2002              2001
                                                                 ----------       ----------        ----------
      Net income (loss):
        As reported                                              $    7,578       $  (16,252)       $    2,025
        Deduct:  Total stock based compensation expense
              determined under fair value based method for
              all awards, net of related tax effects                    416              601               432
                                                                 ----------       ----------        ----------
        Pro forma                                                $    7,162       $  (16,853)       $    1,593
                                                                 ==========       ==========        ==========
      Earnings (loss) per share -- assuming dilution:
        Basic - as reported                                      $     0.68       $    (1.53)       $     0.20
        Basic - pro forma                                              0.64            (1.58)             0.16
        Diluted - as reported                                          0.67            (1.53)             0.20
        Diluted - pro forma                                            0.63            (1.58)             0.16


    The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 76%, 73% and 77%; risk-free interest rate of 4.1%, 5.1% and 5.5%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2003, 2002 and 2001 was $3.13, $1.86 and $1.40, respectively.

    Stock option activity during the periods indicated is as follows:

                                                                             YEARS ENDED JULY 31,
                                                                 ---------------------------------------------
                                                                    2003             2002              2001
                                                                 ----------       ----------        ----------
      Number of shares under option:
        Outstanding at beginning of year                            858,180          677,780           814,330
        Granted                                                      10,000          208,000            18,000
        Exercised                                                    (1,200)              --                --
        Canceled                                                     (5,800)         (27,600)         (154,550)
                                                                 ----------       ----------        ----------
        Outstanding at end of year                                  861,180          858,180           677,780
                                                                 ==========       ==========        ==========
        Exercisable at end of year                                  639,530          523,394           403,318
                                                                 ==========       ==========        ==========
      Weighted average exercise price:
        Granted                                                  $     3.83       $     2.29        $     1.68
        Exercised                                                      2.25               --                --
        Canceled                                                       9.25             2.94              4.88
        Outstanding at end of year                                     4.73             4.77              5.46
        Exercisable at end of year                                     5.61             6.04              6.24
                                                                 ----------       ----------        ----------

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



    The following table summarizes information about stock options outstanding at July 31, 2003:

                                                 Stock Options Outstanding                   Stock Options Exercisable
                                   ---------------------------------------------------   ---------------------------------
                                                     Weighted Average  Weighted Average                   Weighted Average
Range of Exercise Prices                Shares       Remaining Life    Exercise Price        Shares        Exercise Price
------------------------           ----------------  ----------------  ----------------  ---------------  ----------------
 $1.40-2.20                                129,500               7.1   $          1.50            84,100   $          1.51
 $2.25-3.00                                345,250               7.4              2.29           171,100              2.28
 $3.01-4.00                                 10,000               9.5              3.83            10,000              3.83
 $4.01-5.00                                 79,000               1.9              4.25            79,000              4.25
 $7.01-8.00                                184,500               3.1              7.98           184,500              7.98
$10.01-12.00                               112,930               4.6             11.04           110,830             11.05
                                   ---------------   ---------------   ---------------   ---------------   ---------------
                                           861,180              5.56   $          4.73           639,530   $          5.61
                                   ===============   ===============   ===============   ===============   ===============


12. EMPLOYEES' DEFINED CONTRIBUTION PLAN

    The Company sponsors a defined contribution 401K plan (the Plan) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company's Board of Directors. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2003, 2002 and 2001.

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

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



14. SEGMENT INFORMATION

    Dynamex Inc. operates in one reportable business segment, same-day delivery services. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income (loss) before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2003, 2002 and 2001:

                                 United
                                 States     Canada      Total
                                --------   --------   --------
2003

Sales                           $165,374   $ 85,427   $250,801
Operating income                   6,767      5,624     12,391
Identifiable assets               72,776     22,765     95,541
Goodwill, net                     36,111      8,632     44,743
Capital expenditures               1,454        290      1,744
Depreciation and amortization      1,712        379      2,091
Amortization of intangibles           21         12         33

2002

Sales                           $157,834   $ 78,111   $235,945
Operating income                   5,773      4,373     10,146
Identifiable assets               72,957     20,913     93,870
Goodwill, net                     36,111      7,628     43,739
Capital expenditures                 947        415      1,362
Depreciation and amortization      2,283        589      2,872
Amortization of intangibles           21         64         85

2001

Sales                           $165,144   $ 84,270   $249,414
Operating income                   4,229      5,222      9,451
Identifiable assets               96,678     25,234    121,912
Goodwill, net                     66,136      7,910     74,046
Capital expenditures               1,930        269      2,199
Depreciation and amortization      2,528        589      3,117
Amortization of intangibles        3,909        388      4,297

DYNAMEX INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



15. QUARTERLY DATA (UNAUDITED)

    Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands except per share amounts and business days):

                                                                                    Quarter Ended
                                                             -----------------------------------------------------------
                                                             October 31,     January 31,      April 30,       July 31,
                                                             ------------    ------------    ------------   ------------
    2003
    Sales                                                    $     61,732    $     59,331    $     62,146   $     67,592
    Gross profit                                                   18,423          17,334          17,825         19,369
    Net income (loss)                                               1,968           1,307           2,098          2,205
    Net income (loss) per share:
      basic                                                          0.18            0.12            0.19           0.20
      assuming dilution                                              0.17            0.12            0.18           0.19
                                                             ------------    ------------    ------------   ------------
    Average shares outstanding                                     11,207          11,208          11,208         11,208
                                                             ------------    ------------    ------------   ------------
    Number of business days                                          64.4            61.4            61.8           64.0
                                                             ------------    ------------    ------------   ------------

                                                                                    Quarter Ended
                                                             -----------------------------------------------------------
                                                             October 31,     January 31,      April 30,       July 31,
                                                             ------------    ------------    ------------   ------------
                                                              (restated)
    2002
    Sales                                                    $     61,736    $     57,077    $     57,030   $     60,103
    Gross profit                                                   18,280          17,250          17,040         17,457
    Net income (loss) before accounting change                        907            (450)          1,330          1,222
    Net income (loss)                                             (18,354)           (450)          1,330          1,222
    Net income (loss) per share before accounting change:
      basic                                                          0.09           (0.04)           0.12           0.11
      assuming dilution                                              0.09           (0.04)           0.12           0.11
    Net income (loss) per share:
      basic                                                         (1.80)          (0.04)           0.12           0.11
      assuming dilution                                             (1.80)          (0.04)           0.12           0.11
                                                             ------------    ------------    ------------   ------------
    Average shares outstanding                                     10,207          10,363          10,680         11,207
                                                             ------------    ------------    ------------   ------------
    Number of business days                                          64.3            61.2            61.8           63.6
                                                             ------------    ------------    ------------   ------------


    Net income for the quarter ended October 31, 2001 was restated from the previously reported amount to reflect the impairment of goodwill resulting from the Company's adoption of SFAS No. 142. The impairment totaled $19.3 million, net of taxes. Net income for the quarter ended January 31, 2002 includes charges of $1.2 million related to a tax reorganization of the Company's Canadian operations.

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                          DESCRIPTION
  ---------       -------------------------------------------
     3.1(2)       -- Restated Certificate of Incorporation of Dynamex Inc.
     3.2(3)       -- Bylaws, as amended and restated, of Dynamex Inc.
     4.1(2)       -- Rights Agreement between Dynamex Inc. and Harris Trust and
                     Savings Bank, dated July 5, 1996.
     4.2(5)       -- Amendment No. 1 to Rights Agreement between Dynamex Inc.
                     and ComputerShare Investor Services, LLC (formerly Harris
                     Trust and Savings Bank), dated January 11, 2001
     4.3(5)       -- Amendment No. 2 to Rights Agreement between Dynamex Inc.
                     and ComputerShare Investor Services, LLC (formerly Harris
                     Trust and Savings Bank), dated October 4, 2001
    10.1(4)       -- Amendment No. 2 to Employment Agreement of Richard K.
                     McClelland.
    10.2(7)       -- Dynamex Inc. Amended and Restated 1996 Stock Option Plan.
    10.3(2)       -- Marketing and Transportation Services Agreement, between
                     Purolator Courier Ltd. and Parcelway Courier Systems Canada
                     Ltd., dated November 20, 1995.
    10.4(2)       -- Form of Indemnity Agreements with Executive Officers and
                     Directors.
    10.10(5)      -- Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative
                     agent for the lenders therein, dated November 9, 2001.
    10.11(6)      -- First Amendment to Third Amended and Restated Credit
                     Agreement by and among the Company and Bank of America,
                     N.A., as administrative agent for the lenders therein,
                     dated September 27, 2002.
    10.12(6)      -- Second Amendment to Third Amended and Restated Credit
                     Agreement by and among the Company and Bank of America,
                     N.A., as administrative agent for the lenders therein,
                     dated October 4, 2002.
    10.13(8)      -- Third Amendment to Third Amended and Restated Credit
                     Agreement by and among the Company and Bank of America,
                     N.A., as administrative agent for the lenders therein,
                     dated May 30, 2003.
    11.1          -- Statement regarding computation of earnings (loss) per
                     share.  All information required by Exhibit 11.1 is
                     presented in Note 2 of the Company's Consolidated Financial
                     Statements in accordance with the provisions of SFAS
                     No. 128
    21.1(1)       -- Subsidiaries of the Registrant.
    23.1(1)       -- Consent of BDO Seidman, LLP.
    31.1(1)       -- Certification of Chief Executive Officer of the Registrant,
                     pursuant to 17 CFR 240.13a - 14(a) Or 17 CFR 240.15d -
                     14(a)
    31.2(1)       -- Certification of Chief Financial Officer of the Registrant,
                     pursuant to 17 CFR 240.13a - 14(a) Or 17 CFR 240.15d -
                     14(a)
    32.1(1)       -- Certification of Chief Executive Officer of the Registrant,
                     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2(1)       -- Certification of Chief Financial Officer of the Registrant,
                     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Filed as an exhibit to the registrant's annual report on Form 10-K for the fiscal year ended July 31, 2002, and incorporated herein by reference.

(7) Filed as an exhibit to the registrant's quarterly report on Form 10-Q for the quarterly period ended January 31, 2003, and incorporated herein by reference.

(8) Filed as an exhibit to the registrant's quarterly report on Form 10-Q for the quarterly period ended April 30, 2003, and incorporated herein by reference.