Form 10-Q
period 2003-10-31
DYNAMEX INC
filed 2003-12-09
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21057

DYNAMEX INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0712225
(State of incorporation)	(I.R.S. Employer Identification No.)

1870 Crown Drive	75234
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(214) 561-7500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 5, 2003 was 11,248,617 shares.

DYNAMEX INC.

INDEX

			Page

Part I	Financial Information
	Item 1.	Financial Statements.
		Condensed Consolidated Balance Sheets	2
		October 31, 2003 (Unaudited) and July 31, 2003
		Condensed Statements of Consolidated Operations (Unaudited)	3
		Three months ended October 31, 2003 and 2002
		Condensed Statements of Consolidated Cash Flows (Unaudited)	4
		Three months ended October 31, 2003 and 2002
		Notes to Condensed Consolidated Financial Statements	5
	Item 2.	Management's Discussion and Analysis of Financial Condition	7
		and Results of Operations.
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
	Item 4.	Controls and Procedures	13
Part II	Other Information
	Item 1.	Legal Proceedings.	14
	Item 4.	Submission of Matters to a Vote of Security Holders.	14
	Item 6.	Exhibits and Reports on Form 8-K.	14
	Signature		15
	Exhibit Index		E-1

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,	July 31,
	2003	2003

	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$3,235	$4,338
Accounts receivable (net of allowance for doubtful accounts of $809 and $721, respectively)	29,109	26,109
Prepaid and other current assets	2,185	2,453
Deferred income tax	1,984	1,976

Total current assets	36,513	34,876
Property and equipment — net	4,766	4,287
Goodwill	45,348	44,743
Intangibles — net	912	981
Deferred income taxes	9,563	10,064
Other assets	779	590

Total assets	$97,881	$95,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$5,664	$6,564
Accrued liabilities	15,217	14,805
Current portion of long-term debt	5,499	5,728

Total current liabilities	26,380	27,097
LONG-TERM DEBT	13,741	14,116

Total liabilities	40,121	41,213

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,247 and 11,208 outstanding, respectively	112	112
Additional paid-in capital	74,220	74,064
Accumulated deficit	(18,000)	(20,250)
Unrealized foreign currency translation adjustment	1,428	402

Total stockholders’ equity	57,760	54,328

Total liabilities and stockholders’ equity	$97,881	$95,541

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended
	October 31,

	2003	2002

Sales	$70,073	$61,732
Cost of sales	50,450	43,309

Gross profit	19,623	18,423
Selling, general and administrative expenses	15,484	14,341
Depreciation and amortization	512	580
(Gain) loss on disposal of property and equipment	(19)	32

Operating income	3,646	3,470
Interest expense	332	613
Other income	(88)	(14)

Income before taxes	3,402	2,871
Income tax expense	1,152	903

Net income	$2,250	$1,968

Basic earnings per common share	$0.20	$0.18
Diluted earnings per common share:	$0.20	$0.17
Weighted average shares:
Common shares outstanding	11,237	11,207
Adjusted common shares — assuming exercise of stock options	11,515	11,279

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	October 31,

	2003	2002

OPERATING ACTIVITIES
Net income	$2,250	$1,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	512	580
Provision for losses on accounts receivable	203	183
Deferred income taxes	493	467
Stock option compensation	49	—
(Gain) loss on disposal of property and equipment	(19)	32
Changes in current operating assets and liabilities:
Accounts receivable	(3,203)	(2,118)
Prepaids and other assets	268	1,206
Accounts payable and accrued liabilities	(488)	1,211

Net cash provided by operating activities	65	3,529

INVESTING ACTIVITIES
Purchase of property and equipment	(928)	(257)
Net proceeds from disposal of property and equipment	10	15

Net cash used in investing activities	(918)	(242)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,604)	(1,443)
Net borrowings under line of credit	1,000	(1,400)
Net proceeds from sale of common stock	107	—
Other assets and deferred financing fees	(126)	(257)

Net cash used in financing activities	(623)	(3,100)

EFFECT OF EXCHANGE RATES ON CASH	373	13

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,103)	200
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,338	4,489

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,235	$4,689

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest	$282	$487

Cash paid for (refunds of) taxes	$462	$(75)

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

Dynamex Inc. (the “Company” and “Dynamex”) provides same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery, (ii) scheduled distribution and (iii) fleet management.

The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2004 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

The operating subsidiaries of the Company, with country of incorporation, are as follows:

•	Dynamex Operations East, Inc. (U.S.)

•	Dynamex Operations West, Inc. (U.S.)

•	Dynamex Dedicated Fleet Services, Inc. (U.S.)

•	Dynamex Canada Corp. (Canada)

•	Alpine Enterprises Ltd. (Canada)

•	Roadrunner Transportation, Inc. (U.S.)

•	New York Document Exchange Corp. (U.S.)

The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2003.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2003 and the results of its operations and cash flows for the three-month periods ended October 31, 2003 and 2002. The tax provisions for the three-month periods ended October 31, 2003 and 2002 are based upon management’s estimate of the Company’s annualized effective tax rate. Certain reclassifications have been made to conform prior year data to the current presentation.

2. COMPREHENSIVE INCOME

Comprehensive income for the three months ended October 31, 2003 was $3,276 compared to $2,178 in the prior period. The two components of comprehensive income are net income and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation gain of $1,026 and $210 for the three months ended October 31, 2003 and 2002, respectively.

3. INTANGIBLES

At October 31, 2003, intangibles and related amortization expense for the three months ended October 31, 2003 and 2002 consist of the following:

				Amortization Expense
				Three Months Ended October 31,
		Accumulated
	Asset	Amortization	Net	2003	2002

Deferred bank financing fees	$920	$385	$535	$64	$151
Trademarks and other	470	93	377	5	9

Total	$1,390	$478	$912	$69	$160

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $277 for 2004, $277 for 2005, $106 for 2006 and approximately $20 per year thereafter.

4. COMPUTATION OF EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three months ended
	October 31,

	2003	2002

Net income	$2,250	$1,968

Weighted average common shares outstanding	11,237	11,207
Common share equivalents related to options and warrants	278	72

Common shares and common share equivalents	11,515	11,279

Net income per common share:
Basic	$0.20	$0.18

Diluted	$0.20	$0.17

5. STOCK OPTION PLAN

Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Results for prior periods have not been restated. During the period ended October 31, 2003, the company recognized $49 related to stock based compensation.

Prior to fiscal 2004, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. The exercise price of stock options granted is equal to the market price of the stock on the date of grant; therefore, using the intrinsic value method to value the options, no compensation cost was recognized for stock options in the financial statements. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 76%; risk-free interest rate of 4.10%; and expected lives of an average of 10 years. The weighted average fair value of options granted during 2003 was $3.13. No options have been granted in fiscal 2004. Had the Company determined compensation cost in the quarter ended October 31, 2002 based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s additional compensation expense net of related taxes, pro forma net earnings, earnings per share — basic and earnings per share — diluted would have been $107, $1,861, $0.17 and $0.16, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements, which involve assumptions regarding Company operations and future prospects. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among other things, competition, foreign exchange, and risks associated with the local delivery industry. These and other risks are mentioned from time to time in the Company’s filings with the Securities and Exchange Commission. Caution should be taken that these factors could cause the actual results to differ from those stated or implied in this and other Company communications.

General

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 23 U.S. metropolitan areas.

A significant portion of the Company’s sales is generated in Canada. For the three month period ended October 31, 2003, Canadian sales accounted for approximately 34.1% of total consolidated sales, compared to 33.5% for the same period in 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales.

	Three months ended
	October 31,

	2003	2002

Sales	100.0%	100.0%
Cost of sales	72.0%	70.2%

Gross profit	28.0%	29.8%
Selling, general and administrative expenses	22.1%	23.2%
Depreciation and amortization	0.7%	0.9%
(Gain) loss on disposal of property and equipment	0.0%	0.1%

Operating income	5.2%	5.6%
Interest expense	0.4%	1.0%
Other income	-0.1%	0.0%

Income before taxes	4.9%	4.6%
Income tax expense	1.6%	1.5%

Net income	3.3%	3.1%

Three months ended October 31, 2003 compared to three months ended October 31, 2002.

Net income for the three months ended October 31, 2003 was $2.3 million ($0.20 fully diluted earnings per share) an increase of 14.3% compared to income of $2.0 million ($0.17 fully diluted earnings per share) for the three months ended October 31, 2002. Higher sales and the associated increase in gross profit, lower interest expense and lower depreciation expense, offset in part by higher selling, general and administrative expense, were the primary drivers of the improved results for the current year quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the three months ended October 31, 2003 were $70 million compared to $62 million in the prior year quarter. The increase in the conversion rate between the Canadian dollar and the U.S. dollar had the effect of increasing sales for the three months ended October 31, 2003 by approximately $3.3 million had the conversion rate been the same as the prior year period. Excluding the impact of the change in the exchange rate, sales would have been approximately 8.2% higher in the current year quarter compared to the prior year. Scheduled, distribution and outsourcing services increased $7.3 million (22.7%) compared to the prior year while on-demand sales increased $1.1 million (3.6%), and as a result, on-demand sales declined as a percentage of total sales. On-demand sales were approximately 43.9% of total sales in the current year quarter compared to 48.2% in the prior year.

Cost of sales for the three months ended October 31, 2003 increased $7.2 million, or 16.5%, to $50.5 million and as a percentage of sales from 70.2% to 72.0 % compared to the same period last year. Sales of scheduled, distribution and outsourcing services have been, and are continuing, to increase at a much faster rate than on-demand sales. On-demand sales generally produce a higher gross margin primarily due to the smaller size of delivery vehicles compared to other services, however, on-demand services are transaction intensive, require higher levels of support than other services from customer service, dispatching and billing and collection. Management expects on-demand sales to continue to decline as a percentage of total sales. In addition to the change in business mix, cost of sales increased approximately 0.5% due to higher insurance and cargo claims ($338,000) this year compared to the prior year.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 31, 2003 increased $1.2 million, or 8.0%, to $15.5 million from $14.3 million for the quarter ended October 31, 2002. Approximately 50% of the increase is due to the change in the exchange rate between the Canadian dollar and the U.S. dollar. The following analysis excludes the impact of the exchange rate. Higher software maintenance fees ($55,000), expensing of stock options ($49,000), one time costs to relocate the Chicago logistics center ($100,000) and higher compensation and benefits ($0.5 million) associated with additional personnel required to manage and service significant new business startups in a number of U.S. locations, an increase in the size of the sales force, higher sales commissions, and increased medical insurance premiums account for the remaining increase in SG&A compared to the prior year. Despite the increase in absolute dollars, SG&A expenses, as a percentage of sales, were 22.1% for the three months ended October 31, 2003, compared to 23.2% for the same period last year.

For the three months ended October 31, 2003, depreciation and amortization was $0.5 million compared to $0.6 million for the same period ended in 2002. This decrease is primarily attributable to the lower capital expenditures since 2001 compared to prior years.

Interest expense for the three months ended October 31, 2003 declined $0.3 million, or 46%, to $0.3 million from $0.6 million for the same period ended in 2002, and as a percentage of sales, to 0.4% from 1.0%. This decline results from a lower interest rate, lower levels of debt and a reduced margin charged by the Company’s lenders on outstanding loans due to the Company’s improved EBITDA ratio. The weighted average interest rate for all borrowings at October 31, 2003 was 4.76%, compared to 5.74% at October 31, 2002. The Company has also reduced its debt since October 31, 2002 by over $9 million.

The effective income tax rate increased from 31% in the three-month period ended October 31, 2002 to 34% in the current period. The primary reason for this increase is the increase in U.S. taxable income and the resultant utilization of certain deferred tax assets, which is substantially offset by a lower tax rate in Canada in the current year period.

Liquidity and Capital Resources

Net cash provided by operating activities was $65,000 compared to $3.5 million for the three months ended October 31, 2002. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $3.0 million for the three months ended October 31, 2003 compared to $2.8 million for the three months ended October 31, 2002 due to the higher net income.

Capital expenditures for the three months ended October 31, 2003 were approximately $0.9 million. Management expects annual capital expenditures to be in the $2.0 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of October 31, 2003, the Company’s bank credit agreement (Credit Agreement) consisted of an amortizing term loan of $10.3 million and a revolving credit facility of $19.5 million due November 30, 2005. Amounts outstanding under the revolving credit facility included borrowings of $9 million and outstanding letters of credit totaling $3.9 million. Interest on outstanding borrowings is payable monthly at prime plus a margin ranging from 0.5% to 0.0%, or LIBOR plus a margin ranging from 3.5% to 2.0%, based on the ratio of Total Debt to EBITDA, as defined. The Company has entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at October 31, 2003). This arrangement matures November 30, 2005. Amounts outstanding under the Credit Agreement are secured by all of the Company’s U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders’ consent to consummate any acquisition.

The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $4.2 million (6.1% of sales) for the three months ended October 31, 2003, compared to $4.1 million (6.6% of sales) in the same period last year. The decrease as a percentage of sales is due to higher insurance and claims expense ($338,000), the Chicago facility move ($100,000), higher medical insurance premiums and state unemployment taxes ($125,000) and stock option expense ($49,000). Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies. The following table reconciles net income presented in accordance with GAAP to EBITDA, which is a non-GAAP financial measure (in thousands):

	Three months ended
	October 31,

	2003	2002

Net income	$2,250	$1,968
Adjustments:
Income tax expense	1,152	903
Interest expense	332	613
Depreciation and amortization	512	580

EBITDA	$4,246	$4,064

The Company’s cash flows from operations for the three months ended October 31, 2003 were approximately $65,000. During the quarter, the Company paid its regularly scheduled quarterly term loan installment of $1.375 million, retired the remaining balance of $248,000 in seller financing notes, and funded capital expenditures of $0.9 million and an increase in working capital of approximately $2.4 million through a combination of cash flow from operations, inter-company cash received from Canada of $1.5 million for interest, royalties and a cash dividend and $1.0 million in borrowings under the bank line of credit. The current year quarter includes 7 bi-weekly payrolls (an additional $2.1 million cash requirement) compared to 6 payrolls in the prior year.

Management expects that its future capital requirements will generally be met from internally generated cash flow. The Company’s access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital. The Company completed its last acquisition in August 1998. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt. There can be no assurance that the Company’s primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deferred Taxes

During the three months ended October 31, 2003, U.S. tax deductions exceeded financial statement deductions by approximately $1.4 million. As a result, net deferred tax assets were reduced by approximately $0.5 million during this quarter, with an offsetting charge to tax expense in the Condensed Statement of Consolidated Operations. The Company has U.S. net operating losses totaling approximately $10.2 million at October 31, 2003 and has established a 100% valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) for U.S. operating losses not currently deductible. The Company continually reviews the adequacy of the valuation allowance and releases the allowance when it is determined that it is more likely than not that the benefits will be realized. In the year ended July 31, 2003, the Company generated U.S. taxable income of approximately $2.1 million, and expects to generate taxable income in 2004. Management does not believe there is sufficient evidence at this time to support a determination that it is more likely than not that the benefits will be realized. However, at the end of the second quarter of fiscal 2004, assuming results are in-line with management’s expectations, we will determine the amount of any net operating losses that are more likely than not to be used to offset taxable U.S. income in the next three to five years. The after tax benefit of these net operating losses, if any, will be recorded as a deferred tax asset in the balance sheet with an offsetting reduction in income tax expense in the income statement. The after-tax value of unused net operating losses is approximately $3.7 million. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

Inflation

The Company does not believe that inflation has had a material effect on the Company’s results of operations nor does it believe it will do so in the foreseeable future. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

Risk Factors

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

Certain Tax Matters Related to Drivers

Substantially all of the Company’s drivers supply their own vehicles and as of October 31, 2003, approximately 90% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or require the Company to restate financial information from prior periods.

In addition to the drivers that are independent contractors, certain of the Company’s drivers are employed by the Company and supply and operate their own vehicles during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment related taxes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on such amounts, and may also be required to pay penalties, which could have an adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.

Claims Exposure

As of October 31, 2003, the Company utilized the services of approximately 4,400 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Foreign Exchange

Significant portions of the Company’s operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollars result in fluctuations in the amounts relating to the Canadian operations reported in the Company’s consolidated financial statements. The Canadian dollar is the functional currency for the Company’s Canadian operations; therefore, any change in the exchange rate will affect the Company’s reported sales for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Permits and Licensing

The Company’s delivery operations are subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

Dependence on Key Personnel

The Company’s success is largely dependent on the skills, experience and performance of certain key members of its management. The loss of the services of any of these key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success and plans for growth also depend on its ability to attract and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.

Risks Associated with the Local Delivery Industry; General Economic Conditions

The Company’s sales and earnings are especially sensitive to events that affect the delivery services industry including

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

extreme weather conditions, economic factors affecting the Company’s significant customers and shortages of or disputes with labor, any of which could result in the Company’s inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company’s services.

Technological advances in the nature of facsimile and electronic mail have affected the market for on-demand document delivery services. Although the Company has shifted its focus to the distribution of non-faxable items and logistics services, there can be no assurance that these or other technologies will not have a material adverse effect on the Company’s business, financial condition and results of operations in the future.

Dependence on Availability of Qualified Courier Personnel

The Company is dependent upon its ability to attract and retain qualified courier personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate and upgrade its pool of available couriers and support personnel to keep pace with demands for delivery services. There can be no assurance that qualified courier personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified courier personnel would have a material adverse impact on the Company’s business, financial condition and results of operations.

Acquisition Strategy; Possible Need for Additional Financing

The Company completed its last acquisition in August 1998. Currently, there are no pending acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company must obtain the consent of its primary lenders to consummate any acquisition. There can be no assurance that the Company’s primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

Several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:

•	The competitive nature of the same-day delivery business.

•	The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.

•	A change in the current tax status of courier drivers from independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	The ability of the Company to obtain adequate financing.

•	The ability of the Company to retain independent contractor drivers may be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

Significant portions of the Company’s operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company’s consolidated financial statements. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future.

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.4 million and a decrease in quarterly net income of approximately $0.1 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.

Interest Rate Exposure

The Company has entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at October 31, 2003). This hedging agreement expires on November 30, 2005. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of less than $0.1 million. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company’s management.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of October 31, 2003 (the end of the period covered by this Quarterly Report on Form 10-Q).

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s books and records accurately reflect its transactions and that the established policies and procedures are followed. Subsequent to the date of our most recent evaluation, there were no significant changes to internal controls or in other factors that could significantly affect the Company’s internal controls.

PART II. OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits:

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K:

Report on Form 8-K filed on October 3, 2003 concerning the October 1, 2003 press release announcing fourth quarter and fiscal year 2003 results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: December 9, 2003	by	/s/ Richard K. McClelland

Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: December 9, 2003	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: December 9, 2003	by	/s/ George S. Stephens

George S. Stephens
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1