Form 10-Q
period 2004-01-31
DYNAMEX INC
filed 2004-03-08
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 Commission file number: 000-21057

DYNAMEX INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-0712225 (I.R.S. Employer Identification No.)

1870 Crown Drive Dallas, Texas (Address of principal executive offices)	75234 (Zip Code)

Registrant’s telephone number, including area code:
(214) 561-7500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 5, 2004 was 11,306,417 shares.

     DYNAMEX INC.

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,	July 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$5,636	$4,338
Accounts receivable (net of allowance for doubtful accounts of $748 and $721, respectively)	28,234	26,109
Prepaid and other current assets	1,867	2,453
Deferred income tax	1,696	1,976

Total current assets	37,433	34,876
Property and equipment — net	4,549	4,287
Goodwill	45,291	44,743
Intangibles — net	843	981
Deferred income taxes	13,184	10,064
Other assets	1,134	590

Total assets	$102,434	$95,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$6,223	$6,564
Accrued liabilities	14,878	14,805
Current portion of long-term debt	5,499	5,728

Total current liabilities	26,600	27,097
LONG-TERM DEBT	12,366	14,116

Total liabilities	38,966	41,213

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,302 and 11,208 outstanding, respectively	113	112
Additional paid-in capital	74,819	74,064
Accumulated deficit	(12,780)	(20,250)
Unrealized foreign currency translation adjustment	1,316	402

Total stockholders’ equity	63,468	54,328

Total liabilities and stockholders’ equity	$102,434	$95,541

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003

Sales	$69,375	$59,331	$139,449	$121,063
Cost of sales	49,812	41,997	100,262	85,306

Gross profit	19,563	17,334	39,187	35,757
Selling, general and administrative expenses	16,379	14,061	31,863	28,402
Depreciation and amortization	467	511	979	1,091
(Gain) loss on disposal of property and equipment	(2)	(19)	(20)	13

Operating income	2,719	2,781	6,365	6,251
Interest expense	322	604	654	1,217
Other income	(14)	(60)	(103)	(74)

Income before taxes	2,411	2,237	5,814	5,108
Income tax expense (benefit)	(2,808)	930	(1,656)	1,833

Net income	$5,219	$1,307	$7,470	$3,275
Basic earnings per common share	$0.46	$0.12	$0.66	$0.29
Diluted earnings per common share:	$0.45	$0.12	$0.65	$0.29
Weighted average shares:
Common shares outstanding	11,271	11,208	11,254	11,207
Adjusted common shares — assuming exercise of stock options	11,491	11,334	11,499	11,300

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$7,470	$3,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	979	1,091
Provision for losses on accounts receivable	382	314
Deferred income taxes	(2,840)	1,020
Stock option compensation	202	—
(Gain) loss on disposal of property and equipment	(20)	13
Changes in current operating assets and liabilities:
Accounts receivable	(2,507)	(848)
Prepaids and other assets	585	1,417
Accounts payable and accrued liabilities	(267)	107

Net cash provided by operating activities	3,984	6,389

INVESTING ACTIVITIES
Purchase of property and equipment	(1,198)	(1,044)
Net proceeds from disposal of property and equipment	12	29

Net cash used in investing activities	(1,186)	(1,015)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,979)	(2,900)
Net borrowings under line of credit	1,000	(1,100)
Net proceeds from sale of common stock	555	3
Other assets and deferred financing fees	(418)	(177)

Net cash used in financing activities	(1,842)	(4,174)

EFFECT OF EXCHANGE RATES ON CASH	342	291

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,298	1,491
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,338	4,489

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,636	$5,980

SUPPLEMENTAL DISCLOSURE ON NON-CASH INFORMATION
Cash paid for interest	$491	$900

Cash paid for taxes	$982	$378

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Dynamex Inc. (the “Company” and “Dynamex”) provides same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery, (ii) scheduled distribution and (iii) fleet management.

The operating subsidiaries of the Company, with country of incorporation, are as follows:

•	Dynamex Operations East, Inc. (U.S.)

•	Dynamex Operations West, Inc. (U.S.)

•	Dynamex Dedicated Fleet Services, Inc. (U.S.)

•	Dynamex Canada Corp. (Canada)

•	Alpine Enterprises Ltd. (Canada)

•	Roadrunner Transportation, Inc. (U.S.)

•	New York Document Exchange Corp. (U.S.)

Basis of presentation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2004 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2004, the results of its operations for the three and six month periods ended January 31, 2004 and 2003, and cash flows for the six month periods ended January 31, 2004 and 2003. The tax provision for the three and six month periods ended January 31, 2004 and 2003 are based upon management’s estimate of the Company’s annualized effective tax rate and realization of U.S. taxable net operating losses.

2. COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended January 31, 2004 was $5,107 and $8,384, respectively, compared to $1,605 and $3,783, for the same periods ended January 31, 2003. The two components of comprehensive income are net income and foreign currency translation adjustments. The changes in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a foreign currency translation loss of $112 and a gain of $914 in the three and six month periods ended January 31, 2004, respectively, compared to gains of $298 and $508 for the same periods in the prior year.

3. INTANGIBLES

At January 31, 2004, intangibles and related amortization expense for the three and six months ended January 31, 2004 and 2003 consist of the following:

				Amortization Expense
				Three Months		Six Months
				Ended January 31,		Ended January 31,
		Accumulated
	Asset	Amortization	Net	2004	2003	2004	2003
Deferred bank financing fees	920	449	471	64	188	128	339
Trademarks and other	470	98	372	5	5	11	11

Total	$1,390	$547	$843	$69	$193	$139	$350

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

4. COMPUTATION OF EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share before cumulative effect of change in accounting principle.

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income	$5,219	$1,307	$7,470	$3,275

Weighted average common shares outstanding	11,271	11,208	11,254	11,207
Common share equivalents related to options and warrants	314	126	245	93

Common shares and common share equivalents	11,585	11,334	11,499	11,300

Net income per common share:
Basic	$0.46	$0.12	$0.66	$0.29

Diluted	$0.45	$0.12	$0.65	$0.29

5. STOCK OPTION PLAN

Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Results for prior periods have not been restated. During the three and six month periods ended January 31, 2004, the company recognized $153 and $202, respectively, related to stock based compensation.

Prior to fiscal 2004, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. The exercise price of stock options granted was equal to the market price of the stock on the date of grant; therefore, using the intrinsic value method to value the options, no compensation cost had been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months	Six months
	ended	ended
	January 31,	January 31,
	2003	2003
Net income:
As reported	$1,307	$3,275
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	62	130

Pro forma net income	$1,245	$3,145

Earning per share:
Basic — as reported	$0.12	$0.29
Basic — pro forma	$0.11	$0.27
Diluted — as reported	$0.12	$0.29
Diluted — pro forma	$0.11	$0.27

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 0% for all years; expected volatility of 86% and 76%; risk-free interest rate of 4.11% and 4.10%; and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2004 and 2003 was $10.40 and $3.13, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which involve assumptions regarding Company operations and future prospects. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among other things, competition, foreign exchange, and risks associated with the same-day transportation industry. These and other risks are mentioned from time to time in the Company’s filings with the Securities and Exchange Commission. Caution should be taken that these factors could cause the actual results to differ from those stated or implied in this and other Company communications.

General

The Company is a leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 23 U.S. metropolitan areas.

A significant portion of the Company’s revenues is generated in Canada. For the three and six month periods ended January 31, 2004, Canadian revenues accounted for approximately 33.8% and 34.0%, respectively of total consolidated revenue, compared to 33.5% in each period during 2003. The exchange rate translating the Canadian dollar to the U.S. dollar increased 19.1% and 17.5%, respectively, in the three and six month periods ended January 31, 2004 compared to the corresponding periods in the prior year. Had the exchange rate been the same as in those prior periods, Canadian sales for the three and six month periods ended January 31, 2004 would have accounted for 30.0% and 30.4%, respectively, of total sales.

Results of Operations

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.8%	70.8%	71.9%	70.5%

Gross profit	28.2%	29.2%	28.1%	29.5%
Selling, general and administrative expenses	23.6%	23.7%	22.8%	23.5%
Depreciation and amortization	0.7%	0.9%	0.7%	0.9%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	3.9%	4.6%	4.6%	5.1%
Interest expense	0.5%	1.0%	0.5%	1.0%
Other income	0.0%	-0.1%	-0.1%	-0.1%

Income before taxes	3.4%	3.7%	4.2%	4.2%
Income tax expense	-4.0%	1.6%	-1.2%	1.5%

Net income	7.4%	2.1%	5.4%	2.7%

Three months ended January 31, 2004 compared to three months ended January 31, 2003

Net income for the three months ended January 31, 2004 was $5.2 million ($0.45 per share). During the quarter ended January 31, 2004, the Company determined that it is more likely than not that the benefits of the net operating loss carryforward totaling $10.6 million will be realized. The Company had provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the valuation allowance during the current quarter, resulting in a credit to income tax expense of approximately $3.7 million. Excluding the effects of this reversal, net income for the three months ended January 31, 2004 was $1.6 million ($0.14 per share) compared to $1.3 million ($0.12 per share) for the three months ended January 31, 2003. The increase was attributable to increased sales volume and the associated increase in gross profit, lower depreciation expense, interest expense and income taxes, which were offset in part by higher selling, general and administrative expenses (“SG & A”).

Sales for the three months ended January 31, 2004 were $69 million, a 16.9% increase over the sales in the same period in 2003 of $59 million. Sales in the U.S. increased $6.5 million, or 16.4% largely due to new business startups and the expansion of services to several large national customers. The average conversion rate between the Canadian dollar and the U.S. dollar increased 19% over the prior year quarter, which had the effect of increasing sales for the three months ended January 31, 2004 by approximately $3.8 million had the conversion rate been the same as the prior year period. Excluding

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the effect of this increase, sales would have been approximately 10.6% higher in the current quarter compared to the prior year. Scheduled, distribution and outsourcing services increased $10 million (32%) compared to the prior year while on-demand sales remained relatively flat. Excluding the effect of the increase in the exchange rate between the Canadian dollar and the U.S. dollar, on-demand sales decreased in the current quarter approximately $1.6 million, or 5.9% and scheduled, distribution and outsourcing services increased $7.9 million, or 25.1%.

Cost of sales for the three months ended January 31, 2004 increased $7.8 million, or 18.6%, to $49.8 million from $42 million for the same period in 2003. Cost of sales, as a percentage of sales, increased to 71.8% for the three months ended January 31, 2004 from 70.8% for the same period ended in 2003. The primary reason for the increase in cost of sales percentage continues to be the change in business mix. Sales of scheduled, distribution and outsourcing services are growing faster than on-demand sales. On-demand sales generally produce a higher gross margin primarily due to the smaller size of delivery vehicles compared to other services, however, on-demand services are transaction intensive, requiring higher SG & A costs than other services. While on-demand sales will continue to be a major component of our comprehensive service menu, management expects on-demand sales to continue to decline as a percentage of total sales. On-demand sales were approximately 40% of total sales in the current year quarter compared to 47% in the prior year.

SG & A expenses for the three months ended January 31, 2004 increased $2.3 million, or 16.5%, to $16.4 million from $14.1 million for the same period in 2003. Approximately $0.8 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and wages ($0.6 million). The Company hired additional personnel to manage and service the significant new business startups and paid sales commissions on this new business. Startup costs as well as certain operating inefficiencies associated with establishing new operations in approximately 20 markets had a temporary negative impact on operating income in this quarter. During this critical startup phase, management was focused on successful transitions and meeting customers’ delivery requirements. With the completion of the startup phase in late February 2004, we expect to make certain operational adjustments that will improve profitability of these three-year contracts over their remaining life.

The Company also incurred the following additional SG & A expenses in this quarter compared to the same quarter in the prior year; higher medical and state unemployment insurance premiums ($130,000), stock options expense ($150,000), and investment in a customer relationship management system and training for our sales force ($165,000). Other increases include facilities and communications costs ($165,000), travel costs and other costs related to new business start-ups ($100,000), software maintenance ($70,000), and additional professional fees incurred in connection with the Sarbanes-Oxley mandated reporting ($70,000). As a percentage of sales, SG & A expenses were 23.6% for the three months ended January 31, 2004, compared to 23.7% in the same period last year.

For the three months ended January 31, 2004, depreciation and amortization was slightly lower ($44,000) than it was for the same period ended in 2003. Management expects that this expense will remain relatively flat over the next several quarters.

Interest expense for the three months ended January 31, 2004 was $0.3 million, down 47% from the prior year period. This decrease is attributable to lower outstanding debt, a reduced margin charged by the Company’s lenders and lower amortization of deferred financing costs. The weighted average interest rate on the Company’s outstanding debt at January 31, 2004 was 4.74%, compared to 5.74% at January 31, 2003. The rate is lower in the current quarter because of the reduced margin on the Company’s debt due to the Company’s improved EBITDA ratio.

The effective income tax rate, before the reversal of the valuation allowance on the Company’s net operating loss carryforward, declined from 42% in the three month period ended January 31, 2003 to 35% in the current period. The primary reason for this decline is the increase in U.S. taxable income that is substantially offset by the utilization of the net operating loss carryforwards generated in prior years. This decline is partially offset by a marginally higher tax rate in Canada in the current year period.

Six months ended January 31, 2004 compared to six months ended January 31, 2003

Net income for the six months ended January 31, 2004 was $7.5 million ($0.65 per share). Excluding the effects of the reversal of the valuation allowance on the net operating loss carryforward, net income for the six months ended January 31, 2004 was $3.8 million ($0.33 per share) compared to net income of $3.3 million ($0.29 per share) for the same period in 2003. This improvement results from higher gross profit associated with increased sales, lower interest, and lower depreciation and amortization expense, partially offset by increased SG & A expenses and slightly higher income tax expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the six months ended January 31, 2004 increased $18.4 million, or 15.2%, to $139 million from $121 million for the same period in 2003. The average conversion rate between the Canadian dollar and the U.S. dollar increased 17.5% over the prior year period, which had the effect of increasing sales for the six months ended January 31, 2004 by approximately $7 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 9.4% higher in the six months ended January 31, 2004 compared to the prior year. Scheduled, distribution and outsourcing services increased $17.4 million (27.4%) compared to the prior year while on-demand sales increased $0.9 million (1.7%). Excluding the effect of the increase in the exchange rate between the Canadian dollar and the U.S. dollar, on-demand sales decreased in the current period approximately $2.3 million, or 4% and scheduled, distribution and outsourcing services increased $13.6 million, or 21.5%.

Cost of sales for the six months ended January 31, 2004 increased $15 million, or 17.5%, to $100 million and as a percentage of sales from 70.5% to 71.9% compared to the same period last year. The primary reason for the increase in cost of sales percentage continues to be the change in business mix. As noted above, on-demand sales generally produce a higher gross margin than scheduled, distribution and outsourcing services, however, on-demand sales also require higher SG & A costs than other services. Sales of scheduled, distribution and outsourcing services comprised approximately 58% and 52% of total sales in the six months ended January 31, 2004 and 2003, respectively. On-demand sales were approximately 42% of total sales in the current year period compared to 48% in the prior year.

SG & A expenses for the six months ended January 31, 2004 increased $3.5 million, or 12.2%, to $31.9 million from $28.4 million for the same period in 2003. Approximately $1.4 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and wages ($1.1 million). The Company hired additional personnel to manage and service the significant new business startups and paid sales commissions on the new business generated. The Company also incurred the following additional costs in this period compared to the same period in the prior year; stock options expense ($200,000), software maintenance ($125,000), higher medical and state unemployment insurance premiums ($260,000), and investment in a customer relationship management system and training for our sales force ($190,000). Other increases include facilities and communications costs, travel costs and other costs related to new business start-ups, one-time costs related to relocation of the Chicago logistics center ($120,000), and additional professional fees incurred in connection with the Sarbanes-Oxley mandated reporting ($70,000). As a percentage of sales, SG & A expenses were 22.8% for the six months ended January 31, 2003, compared to 23.5% in the same period last year.

Depreciation and amortization for the six months ended January 31, 2004 was $1.0 million compared to $1.1 million for the same period in 2003. Management does not expect a significant change in the level of depreciation and amortization expense in near future.

Interest expense decreased $0.6 million or 46% for the six months ended January 31, 2004 compared to same period in 2003 and as a percentage of sales, to 0.5% from 1.0%. This decrease primarily results from lower debt levels, rates and amortization of deferred financing costs.

The effective income tax rate, before the reversal of the valuation allowance on the Company’s net operating loss carryforward, declined from 36% in the six month period ended January 31, 2003 to 34% in the current period. The primary reason for this decline is the increase in U.S. taxable income that is substantially offset by the utilization of the net operating loss carryforwards generated in prior years, and further by a marginally lower tax rate in Canada in the current year period. In addition, the Company’s Canadian subsidiary paid a $0.8 million dividend to the U.S. in October 2003. The tax impact of this dividend was a $174,000 reduction in tax expense due to the realization of a foreign tax credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.0 million for the six months ended January 31, 2004 compared to $6.4 million for the same period in 2003. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $6.2 million for the six months ended January 31, 2004 compared to $5.7 million for the six months ended January 31, 2003 due primarily to higher net income. The large increase in accounts receivable in the six months ended January 31, 2004 is due primarily to the increase in sales during that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures for the six months ended January 31, 2004 were approximately $1.2 million. Management expects annual capital expenditures to be in the $2.0 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

As of January 31, 2004, the Company’s bank credit agreement (Credit Agreement) consisted of an amortizing term loan of $8.9 million and a revolving credit facility of $19.5 million due November 30, 2005. Amounts outstanding under the revolving credit facility included borrowings of $9 million and outstanding letters of credit totaling $3.7 million. Interest on outstanding borrowings is payable monthly at prime plus a margin ranging from 0.5% to 0.0%, or LIBOR plus a margin ranging from 3.5% to 2.0%, based on the ratio of Total Debt to EBITDA, as defined. The Company has entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at January 31, 2004). This arrangement matures November 30, 2005. Amounts outstanding under the Credit Agreement are secured by all of the Company’s U.S. assets and 100% of the stock of its principal Canadian subsidiaries. The Credit Agreement also contains restrictions on the payment of dividends, incurring additional debt, capital expenditures and investments by the Company as well as requiring the Company to maintain certain financial ratios. Generally, the Company must obtain the lenders’ consent to consummate any acquisition.

The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $7.4 million (5.3% of sales) for the six months ended January 31, 2004, compared to $7.4 million (6.1% of sales) in the same period last year. The decrease as a percentage of sales is due to the lower gross margin, and the increased SG & A costs mentioned above including salaries and wages, stock options expense, Siebel sales system implementation and training costs, software maintenance, and medical insurance premiums, among others. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies. The following table reconciles net income (loss) presented in accordance with generally accepted accounting principles (GAAP) to EBITDA, which is a non-GAAP financial measure (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income	$5,219	$1,307	$7,470	$3,275
Adjustments:
Income tax expense (benefit)	(2,808)	930	(1,656)	1,833
Interest expense	322	604	654	1,217
Depreciation and amortization	467	511	979	1,091

EBITDA	$3,200	$3,352	$7,447	$7,416

The Company’s cash flows from operations for the six months ended January 31, 2004 were approximately $4.0 million. Consequently, purchases of property and equipment and payments of long-term debt were financed entirely by internally generated cash flow.

On March 2, 2004, the Company replaced its existing bank credit facility with a new $30,000,000 Senior Secured Revolving Credit Facility that matures on November 30, 2007. Under the terms of the new facility, interest is payable quarterly at prime, or LIBOR plus a margin ranging from 1.25% to 1.75%, based on the ratio of Funded Debt to EBITDA (1.5% at March 1, 2004). There are no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholder’s equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of this new credit facility, the remaining balance of unamortized deferred financing costs of $471,000 associated with the existing Credit Agreement will be expensed in the fiscal 2004 third quarter. Excluding this charge, the Company expects a quarterly interest expense reduction of approximately $55,000.

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

Deferred Taxes

As of January 31, 2004 the Company has a U.S. net operating loss carryforward totaling approximately $10.6 million. The Company had previously established a 100% valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) for U.S. operating losses not currently deductible. The Company generated U.S. taxable income of approximately $2.1 million in the year ended July 31, 2003, has estimated U.S. taxable income of approximately $1.0 million through the first six months of fiscal 2004, expects to generate taxable income for the remainder of 2004, and projects that it will generate taxable income over the next three years sufficient to realize the benefits of the NOL carryforward. Accordingly, during the quarter ended January 31, 2004, the Company determined that it is more likely than not that the benefits of the NOL will be realized and reversed the valuation allowance, resulting in a credit to income tax expense of approximately $3.7 million. As a result, management expects that the U.S. effective tax rate, before the impact of any foreign tax credits generated, for the remainder of fiscal 2004 will be approximately 36%. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

Certain Tax Matters Related to Drivers

Substantially all of the Company’s drivers supply their own vehicles and as of January 31, 2004, approximately 90% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or require the Company to restate financial information from prior periods. The Company had filed for an income tax refund for prior years in the U.S., and the Internal Revenue Service (IRS) elected to audit the amended returns for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

those periods. As part of this process, the IRS conducted an employment tax audit including a review of our use of independent contractors and concluded that no reclassification of independent contractors was required.

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

Claims Exposure

As of January 31, 2004, the Company utilized the services of approximately 4,300 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Risks Associated with the Same-day Transportation Industry; General Economic Conditions

The Company’s sales and earnings are especially sensitive to events that affect the same-day transportation industry including extreme weather conditions, economic factors affecting the Company’s significant customers and shortages of or disputes with labor, any of which could result in the Company’s inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company’s services.

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

Dependence on Availability of Qualified Delivery Personnel

The Company is dependent upon its ability to attract and retain qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate and upgrade its pool of available delivery and support personnel to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The ability of the Company to retain owner-operators may also be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay. The inability to attract and retain qualified delivery personnel would have a material adverse impact on the Company’s business, financial condition and results of operations.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

Several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:

•	The competitive nature of the same-day delivery business.

•	The ability of the Company to attract and retain qualified delivery personnel as well as retain key management personnel.

•	A change in the current tax status of independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	The ability of the Company to obtain adequate financing.

•	The ability of the Company to retain owner-operators may be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.3 million and a decrease in quarterly net income of approximately $0.1 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.

Interest Rate Exposure

The Company has entered into an interest rate protection arrangement on the amortizing term loan portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (4.99% at January 31, 2004). This hedging agreement expires on November 30, 2005. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of January 31, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on January 13, 2004. At the meeting, our shareholders voted on the following three proposals:

     Proposal 1: To elect the following nominees as directors:

Nominee	For	Withheld
Richard K. McClelland	9,998,778	124,366
Kenneth H. Bishop	9,818,854	304,290
Brian J. Hughes	10,008,688	114,456
Wayne Kern	10,009,624	113,520
Stephen P. Smiley	9,908,254	214,890
Bruce E. Ranck	9,909,378	213,766

     Proposal No. 2: To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the year ending July 31, 2004:

For	Against	Abstentions	Broker Non-Votes
10,078,473	6,513	38,158	-0-

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

       None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: March 8, 2004	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 8, 2004	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President – Chief Financial Officer (Principal Financial Officer)

Dated: March 8, 2004	by	/s/ George S. Stephens
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