Form 10-Q
period 2004-04-30
DYNAMEX INC
filed 2004-06-07
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21057

DYNAMEX INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-0712225 (I.R.S. Employer Identification No.)

1870 Crown Drive Dallas, Texas (Address of principal executive offices)	75234 (Zip Code)

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

     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of June 4, 2004 was 11,357,497 shares.

DYNAMEX INC.

DYNAMEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	July 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$3,579	$4,338
Accounts receivable (net of allowance for doubtful accounts of $811 and $721, respectively)	30,458	26,109
Prepaid and other current assets	2,049	2,453
Deferred income taxes	1,931	1,976

Total current assets	38,017	34,876
Property and equipment — net	4,385	4,287
Goodwill	44,984	44,743
Intangibles — net	485	981
Deferred income taxes	12,169	10,064
Other assets	1,121	590

Total assets	$101,161	$95,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$4,998	$6,564
Accrued liabilities	15,105	14,805
Current portion of long-term debt	—	5,728

Total current liabilities	20,103	27,097
LONG-TERM DEBT	15,766	14,116

Total liabilities	35,869	41,213

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,358 and 11,208 outstanding, respectively	114	112
Additional paid-in capital	74,906	74,064
Accumulated deficit	(10,480)	(20,250)
Unrealized foreign currency translation adjustment	752	402

Total stockholders’ equity	65,292	54,328

Total liabilities and stockholders’ equity	$101,161	$95,541

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Sales	$74,016	$62,146	$213,465	$183,209
Cost of sales	53,090	44,321	153,352	129,626

Gross profit	20,926	17,825	60,113	53,583
Selling, general and administrative expenses	16,207	14,422	48,070	42,827
Depreciation and amortization	474	518	1,453	1,609
(Gain) loss on disposal of property and equipment	—	(3)	(20)	10

Operating income	4,245	2,888	10,610	9,137
Interest expense	614	571	1,268	1,787
Other income	(30)	(19)	(134)	(93)

Income before taxes	3,661	2,336	9,476	7,443
Income tax expense (benefit)	1,361	238	(294)	2,070

Net income	$2,300	$2,098	$9,770	$5,373

Basic earnings per common share	$0.20	$0.19	$0.87	$0.48
Diluted earnings per common share:	$0.20	$0.18	$0.85	$0.47
Weighted average shares:
Common shares outstanding	11,351	11,208	11,285	11,207
Adjusted common shares — assuming exercise of stock options	11,631	11,379	11,538	11,332

See accompanying notes to condensed consolidated financial statements.

DYNAMEX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	April 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$9,770	$5,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,453	1,609
Provision for losses on accounts receivable	626	677
Deferred income taxes	(2,060)	788
Stock option compensation	251	—
(Gain) loss on disposal of property and equipment	(20)	10
Changes in current operating assets and liabilities:
Accounts receivable	(4,975)	(3,388)
Prepaids and other assets	404	1,302
Accounts payable and accrued liabilities	(1,265)	1,594

Net cash provided by operating activities	4,184	7,965

INVESTING ACTIVITIES
Purchase of property and equipment	(1,516)	(1,366)
Net proceeds from disposal of property and equipment	12	62

Net cash used in investing activities	(1,504)	(1,304)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,979)	(4,346)
Net borrowings under line of credit	(1,100)	(2,075)
Net proceeds from sale of common stock	593	3
Other assets and deferred financing fees	(50)	(83)

Net cash used in financing activities	(3,536)	(6,501)

EFFECT OF EXCHANGE RATES ON CASH	97	709

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(759)	869
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,338	4,489

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,579	$5,358

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Cash paid for interest	$710	$1,369

Cash paid for taxes	$1,593	$938

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2004, the results of its operations for the three and nine month periods ended April 30, 2004 and 2003, and cash flows for the nine month periods ended April 30, 2004 and 2003. The tax provision for the three and nine month periods ended April 30, 2004 and 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

2. COMPREHENSIVE INCOME

The two components of comprehensive income are net income and foreign currency translation adjustments. Comprehensive income for the three and nine months ended April 30, 2004 was as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income	$2,300	$2,098	$9,770	$5,373
Foreign currency translation gain (loss)	(564)	946	350	1,455

Comprehensive income	$1,736	$3,044	$10,120	$6,828

3. INTANGIBLES

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At April 30, 2004, intangibles and related amortization expense for the three and nine months ended April 30, 2004 and 2003 consist of the following:

				Amortization Expense
		Accumulated		Three Months Ended April 30,		Nine Months Ended April 30,
	Asset	Amortization	Net	2004	2003	2004	2003
Deferred bank financing fees	$121	$3	$118	$474	$189	$602	$528
Trademarks and other	470	103	367	5	5	16	27

Total	$591	$106	$485	$479	$194	$618	$555

Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $631 for 2004, $54 for 2005 through 2007 and approximately $29 in 2008. During the third quarter of fiscal 2004, in connection with the refinancing of the Company’s credit facility, the Company wrote off $450 of deferred bank financing costs.

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income	$2,300	$2,098	$9,770	$5,373

Weighted average common shares outstanding	11,351	11,208	11,285	11,207
Common share equivalents related to options and warrants	280	171	253	125

Common shares and common share equivalents	11,631	11,379	11,538	11,332

Net income per common share:
Basic	$0.20	$0.19	$0.87	$0.48

Diluted	$0.20	$0.18	$0.85	$0.47

5. STOCK OPTION PLAN

Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value

DYNAMEX INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Results for prior periods have not been restated. During the three and nine month periods ended April 30, 2004, the company recognized $49 and $251, respectively, related to stock based compensation.

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

	Three months	Nine months
	ended	ended
	April 30,	April 30,
	2003	2003
Net income:
As reported	$2,098	$5,373
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	68	198

Pro forma net income	$2,030	$5,175

Earning per share:
Basic — as reported	$0.19	$0.48
Basic — pro forma	$0.18	$0.46
Diluted — as reported	$0.18	$0.47
Diluted — pro forma	$0.18	$0.46

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

General

The Company is the leading provider of same-day delivery and logistics services in the United States and Canada. Through internal growth and acquisitions, the Company has built a national network of same-day delivery and logistics systems in Canada and has established operations in 23 U.S. metropolitan areas.

A significant portion of the Company’s revenues is generated in Canada. For the three and nine month periods ended April 30, 2004, Canadian revenues accounted for approximately 32.3% and 33.4%, respectively of total consolidated revenue, compared to 34.3% and 33.8% the same periods during 2003. The exchange rate translating the Canadian dollar to the U.S. dollar increased 11.1% and 15.3%, respectively, in the three and nine month periods ended April 30, 2004 compared to the corresponding periods in the prior year. Had the exchange rate been the same as in those prior periods, Canadian sales for the three and nine month periods ended April 30, 2004 would have accounted for 30.0% and 30.3%, respectively, of total sales.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended July 31, 2003. As of, and for the three and nine month periods ended April 30, 2004, there have been no material changes or updates to the Company’s critical accounting policies except for the adoption of the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation (see Note 5).

Results of Operations

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7%	71.3%	71.8%	70.8%

Gross profit	28.3%	28.7%	28.2%	29.2%
Selling, general and administrative expenses	21.9%	23.2%	22.5%	23.4%
Depreciation and amortization	0.7%	0.9%	0.7%	0.8%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	5.7%	4.6%	5.0%	5.0%
Interest expense	0.8%	0.9%	0.6%	1.0%
Other income	0.0%	0.0%	-0.1%	-0.1%

Income before taxes	4.9%	3.7%	4.5%	4.1%
Income tax expense	1.9%	0.4%	-0.1%	1.1%

Net income	3.0%	3.3%	4.6%	3.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Net income for the three months ended April 30, 2004 was $2.3 million ($0.20 per fully diluted share) compared to $2.1 million ($0.18 per fully diluted share) for the three months ended April 30, 2003. The increase was attributable to increased sales volume and the associated increase in gross profit, which were offset in part by higher selling, general and administrative expenses (“SG & A”) and income taxes.

Sales for the three months ended April 30, 2004 were $74 million, a 19.1% increase over the sales in the same period in 2003 of $62 million. Sales in the U.S. increased $9.3 million, or 22.7%, virtually all of which came from our scheduled, distribution and outsourcing services. The average conversion rate between the Canadian dollar and the U.S. dollar increased 11.1% over the prior year quarter, which had the effect of increasing sales for the three months ended April 30, 2004 by approximately $2.4 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 15.3% higher in the current quarter compared to the prior year. If the exchange rate had been the same in 2004 as it was in 2003, on-demand sales would have increased approximately $0.3 million, or 1.2%, in the current period and scheduled, distribution and outsourcing services would have shown an increase of $9.2 million, or 26.8%.

Cost of sales for the three months ended April 30, 2004 increased $8.8 million, or 19.8%, to $53.1 million from $44.3 million for the same period in 2003. Cost of sales, as a percentage of sales, increased to 71.7% for the three months ended April 30, 2004 from 71.3% for the same period ended in 2003. The primary reason for the increase in cost of sales percentage is the change in business mix. Sales of scheduled, distribution and outsourcing services continue to grow faster than on-demand sales. On-demand sales generally produce a higher gross margin primarily due to the smaller size of delivery vehicles compared to other services; however, on-demand services are transaction intensive, requiring higher SG & A costs compared to other services. While on-demand sales will continue to be a major component of our comprehensive service menu, management expects on-demand sales will comprise a smaller portion of anticipated sales growth, while scheduled, distribution and outsourcing services likely will account for most of the projected growth. On-demand sales were approximately 40% of total sales in the current year quarter compared to 45% in the prior year.

SG & A expenses for the three months ended April 30, 2004 increased $1.8 million, or 12.4%, to $16.2 million from $14.4 million for the same period in 2003. Approximately $0.5 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and benefits ($1.0 million). This increase is primarily attributable to additional personnel necessary to manage the new business and pay commissions on those sales. The improved operating performance during the current quarter also led to higher bonuses earned by management and operating personnel. The Company also incurred the following additional SG & A expenses in this quarter compared to the same quarter in the prior year: higher medical and state unemployment insurance premiums ($125,000), stock options expense ($49,000) and software maintenance costs ($75,000). As a percentage of sales, SG & A expenses were 21.9% for the three months ended April 30, 2004, compared to 23.2% in the same period last year.

For the three months ended April 30, 2004, depreciation and amortization was slightly lower ($44,000) than for the same period in 2003. Management expects that this expense will remain relatively flat over the next several quarters.

Interest expense for the three months ended April 30, 2004 was $0.6 million, an increase of $43,000 over the prior year. During this quarter, the Company replaced its existing credit agreement with a new $30,000,000 Senior Secured Revolving Credit Facility (“Credit Facility”) that matures on November 30, 2007. As a result of this transaction, in accordance with generally accepted accounting principles, the Company wrote off $0.4 million in unamortized deferred financing costs on the old credit agreement. Excluding this write-off, interest expense was down 71% compared to the prior year. This decrease is attributable to lower outstanding debt, a reduced margin charged by the Company’s lenders and lower amortization of deferred financing costs. The weighted average interest rate on the Company’s outstanding debt at April 30, 2004 was 2.9%, compared to 4.9% at April 30, 2003. The rate is lower in the current quarter because of the reduced margin on the Company’s debt due to the Company’s improved EBITDA ratio, and the lower interest provided for in the new Credit Facility.

The effective income tax rate was 37% in the current quarter compared to 10% in the prior year quarter. Income tax expense in 2003 was reduced by approximately $425,000 associated with a foreign tax credit created by Dynamex Canada Corp.’s

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payment of a $2.5 million cash dividend to Dynamex Inc. Excluding the tax benefit of this transaction, the effective income tax rate in the quarter ended April 30, 2003 would have been 33%.

Nine months ended April 30, 2004 compared to nine months ended April 30, 2003

Net income for the nine months ended April 30, 2004 was $9.8 million ($0.85 per fully diluted share). During the quarter ended January 31, 2004, the Company determined that it is more likely than not that the benefits of the net operating loss (NOL) carryforward totaling $10.6 million will be realized. The Company had provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the valuation allowance during its second fiscal quarter, resulting in a credit to income tax expense of approximately $3.7 million. Excluding the effects of this adjustment, net income for the nine months ended April 30, 2004 was $6.1 million ($0.53 per fully diluted share) compared to net income of $5.4 million ($0.48 per fully diluted share) for the same period in 2003. This improvement results from higher gross profit associated with increased sales, lower interest, and lower depreciation and amortization expense, partially offset by increased SG & A expenses and higher income tax expense.

Sales for the nine months ended April 30, 2004 increased $30 million, or 16.5%, to $213 million from $183 million for the same period in 2003. Scheduled, distribution and outsourcing services increased $27.8 million (28.5%) compared to the prior year while on-demand sales increased $2.4 million (2.8%). The average conversion rate between the Canadian dollar and the U.S. dollar increased 15.3% over the prior year period, which had the effect of increasing sales for the nine months ended April 30, 2004 by approximately $9.4 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 11.4% higher in the nine months ended April 30, 2004 compared to the prior year. If the exchange rate had been the same in 2004 as it was in 2003, on-demand sales would have decreased approximately $2 million, or 2.3%, in the current period and scheduled, distribution and outsourcing services would have shown an increase of $22.8 million, or 23.3%.

Cost of sales for the nine months ended April 30, 2004 increased $23.7 million, or 18.3%, to $153 million and as a percentage of sales from 70.8% to 71.8% compared to the same period last year. The primary reason for the increase in cost of sales percentage continues to be the change in business mix. As noted above, on-demand sales generally produce a higher gross margin than scheduled, distribution and outsourcing services; however, on-demand sales also require higher SG & A costs than other services. Sales of scheduled, distribution and outsourcing services comprised approximately 59% and 53% of total sales in the nine months ended April 30, 2004 and 2003, respectively. On-demand sales were approximately 41% of total sales in the current year period compared to 47% in the prior year.

SG & A expenses for the nine months ended April 30, 2004 increased $5.3 million, or 12.2%, to $48.1 million from $42.8 million for the same period in 2003. Approximately $1.8 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and wages ($2 million). The Company hired additional personnel to manage and service the significant new business startups and paid sales commissions on the new business generated. The improved operating performance during fiscal 2004 also led to higher bonuses earned by management and operating personnel. In addition, the Company incurred the following increases in costs in this period compared to the same period in the prior year: stock options expense ($251,000), software maintenance ($200,000), higher medical and state unemployment insurance premiums ($385,000), and investment in a customer relationship management system and training for our sales force ($190,000). Other increases include facilities and communications costs, travel costs and other costs related to new business start-ups, one-time costs related to relocation of the Chicago logistics center ($120,000), and additional professional fees incurred in connection with the Sarbanes-Oxley mandated reporting ($100,000). As a percentage of sales, SG & A expenses were 22.5% for the nine months ended April 30, 2004, compared to 23.4% in the same period last year.

Depreciation and amortization for the nine months ended April 30, 2004 was $1.5 million compared to $1.6 million for the same period in 2003. Management does not expect a significant change in the level of depreciation and amortization expense in the near future.

Interest expense was $1.3 million, a decrease of $0.5 million or 29% for the nine months ended April 30, 2004 compared to same period in 2003. Interest expense in the current period included the write-off of $0.4 million in unamortized deferred financing costs necessitated by the refinancing of the Company’s Credit Facility. Excluding this charge, interest expense as a percentage of sales was 0.4% compared to 0.9% in the same period last year. This decrease is attributable to lower outstanding debt, a reduced margin charged by the Company’s lenders and lower amortization of deferred financing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effective income tax rate, before the reversal of the valuation allowance on the Company’s net operating loss carryforward in the current period and the $0.4 million impact of the foreign tax credit in the prior year, increased from 34% in the nine month period ended April 30, 2003 to 36% in the current period. The increase in the current year is generally due to higher levels of taxable income resulting from lower permanent differences, which were partially offset by the recognition of a foreign tax credit of $174,000 related to an $0.8 million dividend the Company’s Canadian subsidiary paid to the U.S. in October 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.2 million for the nine months ended April 30, 2004 compared to $8.0 million for the same period in 2003. Net cash provided by operations, prior to changes in current operating assets and liabilities and deferred income taxes, was $12.1 million for the nine months ended April 30, 2004 compared to $7.7 million for the nine months ended April 30, 2003 due primarily to higher net income. The large increase in accounts receivable in the nine months ended April 30, 2004 is due primarily to the increase in sales during that period.

Capital expenditures for the nine months ended April 30, 2004 were approximately $1.5 million. Management expects capital expenditures to be in the $2.0 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.

On March 2, 2004, the Company replaced its existing bank credit agreement with a new $30,000,000 Senior Secured, Revolving Credit Facility that matures on November 30, 2007. Under the terms of the new facility, interest is payable quarterly at prime, or LIBOR plus a margin ranging from 1.25% to 1.75% (1.5% at April 30, 2004), based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility. There are no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholder’s equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined. Amounts outstanding under the Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Credit Facility also contains restrictions on incurring additional debt and investments by the Company as well as requiring the Company to maintain certain financial ratios.

Amounts outstanding under the Credit Facility included borrowings of $15.8 million and outstanding letters of credit totaling $3.9 million. The Company has entered into an interest rate protection arrangement on a portion of the Credit Facility ($7.5 million at April 30, 2004). The interest rate has been fixed at the LIBOR margin plus 1.49% (2.99% at April 30, 2004). The portion of the Credit Facility subject to this interest rate protection agreement is reduced by $1.375 million per quarter until maturity. This arrangement matures November 30, 2005.

The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $12.2 million (5.7% of sales) for the nine months ended April 30, 2004, compared to $10.8 million (5.9% of sales) in the same period last year. The decrease as a percentage of sales is due to the lower gross margin, and the increased SG & A costs mentioned above including salaries and wages, stock options expense, the customer relationship management system implementation and training costs, software maintenance, and medical insurance premiums, among others. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies. The following table reconciles net income presented in accordance with generally accepted accounting principles (GAAP) to EBITDA, which is a non-GAAP financial measure (in thousands):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income	$2,300	$2,098	$9,770	$5,373
Adjustments:
Income tax expense (benefit)	1,361	238	(294)	2,070
Interest expense	614	571	1,268	1,787
Depreciation and amortization	474	518	1,453	1,609

EBITDA	$4,749	$3,425	$12,197	$10,839

The Company’s cash flow prior to changes in current operating assets and liabilities and deferred income taxes, was $12.1 million. Consequently, purchases of property and equipment and payments of long-term debt were financed entirely by internally generated cash flow.

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

Deferred Taxes

As of April 30, 2004 the Company has a U.S. net operating loss carryforward totaling approximately $8.5 million. The Company had previously established a 100% valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) for U.S. operating losses not currently deductible. The Company generated U.S. taxable income of approximately $2.1 million in the year ended July 31, 2003, has estimated U.S. taxable income of approximately $3.1 million through the first nine months of fiscal 2004, expects to generate taxable income for the remainder of 2004, and projects that it will generate taxable income over the next three years sufficient to realize the benefits of the NOL carryforward. Accordingly, during the quarter ended January 31, 2004, the Company determined that it is more likely than not that the benefits of the NOL will be realized and reversed the valuation allowance, resulting in a credit to income tax expense of approximately $3.7 million. As a result, management expects that the U.S. effective tax rate, before the impact of any foreign tax credits generated, for the remainder of fiscal 2004 will be approximately 38%. The remaining deferred tax assets represent deductions for financial statement purposes that will reduce future taxable income.

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

Certain Tax Matters Related to Drivers

Substantially all of the Company’s drivers supply their own vehicles and as of April 30, 2004, over 90% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that owner-operators in the transportation industry, including

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

those utilized by the Company, are employees, rather than independent contractors. The Company believes that the owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or require the Company to restate financial information from prior periods. The Company had filed for an income tax refund for prior years in the U.S., and the Internal Revenue Service (IRS) elected to audit the amended returns for those periods. As part of this process, the IRS conducted an employment tax audit including a review of our use of independent contractors and concluded that no reclassification of independent contractors was required.

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

Claims Exposure

As of April 30, 2004, the Company utilized the services of approximately 4,300 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Interest Rate Exposure

The Company has entered into an interest rate protection arrangement on a portion of the Credit Facility. The interest rate has been fixed at the LIBOR margin plus 1.49% (2.99% at April 30, 2004). This hedging agreement expires on November 30, 2005. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of April 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.14	Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated March 2, 2004

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

                    Report on Form 8-K filed on March 5, 2004 concerning the March 3, 2004 press release announcing second quarter fiscal year 2004 results

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: June 7, 2004	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: June 7, 2004	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President - Chief Financial Officer (Principal Financial Officer)

Dated: June 7, 2004	by	/s/ George S. Stephens
George S. Stephens
Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits
Number	Description
10.14	Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated March 2, 2004

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1