Form 10-K
period 2004-07-31
DYNAMEX INC
filed 2004-10-14
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21057

DYNAMEX INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-0712225 (I.R.S. Employer Identification No.)

1870 Crown Drive, Dallas, Texas (Address of principal executive offices)	75234 (Zip Code)

Registrant’s telephone number, including area code:
(214) 561-7500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No     [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    [X]    No     [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 2004 was approximately $137,487,000.

     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of September 27, 2004 was 11,434,497 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the information required in Part III of the Form 10-K have been incorporated by reference to the Registrant’s definitive Proxy Statement on Schedule 14-A to be filed with the Commission.

PART I

     Statements and information presented within this Annual Report on Form 10-K for Dynamex Inc. (the “Company” and “Dynamex”) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will” or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management’s plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under “Risk Factors.” All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

ITEM 1. BUSINESS

General

     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of branch offices, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers scheduled distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services, fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company’s on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company’s operation and management of a customer’s mailroom and call center management.

Industry Overview

     The delivery and logistics industry is large, highly fragmented and growing. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. The same-day delivery and logistics industry in the United States and Canada primarily consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. Relative to smaller operators in the industry, the Company believes that national operators such as the Company benefit from several competitive advantages including: national brand identity, professional management, the ability to service accounts on a multi-market basis and centralized administrative and management information systems.

     Management believes that the same-day delivery segment of the transportation industry is benefiting from several trends. For example, the trend toward outsourcing has resulted in numerous shippers turning to third party providers for a range of services including same-day delivery and management of in-house distribution. Many businesses that outsource their distribution requirements prefer to purchase such services from one source that can service multiple cities, thereby decreasing the number of vendors from which they purchase services. Additionally, the growth of “just-in-time” inventory practices designed to reduce inventory-carrying costs has increased the demand for the same-day delivery of such inventory. Technological developments such as e-mail and facsimile have increased the pace of business and other transactions, thereby increasing demand for the same-day delivery of a wide array of items, ranging from voluminous documents to critical manufacturing parts and medical devices. Consequently, there has been increased demand for the same-day transportation of items that are not suitable for fax or electronic transmission, but for which there is an immediate need.

Business Strategy

     The Company intends to expand its operations in the U.S. and Canada to capitalize on the demand of local, regional and national businesses for innovative same-day transportation solutions. The key elements of the Company’s business strategy are as follows:

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

     Target National and Regional Accounts. The Company’s national account managers focus on pursuing and maintaining national and regional accounts. The Company anticipates that its (i) existing multi-city network of locations combined with its network of service partners, (ii) ability to offer value added services such as fleet management to complement its basic same-day delivery services and (iii) experienced, operations oriented management team and sales force, will create further opportunities with many of its existing customers and attract new national and regional accounts.

     Create Strategic Alliances. By forming alliances with strategic partners that offer services that complement those of the Company, the Company and its partner can jointly market their services, thereby accessing one another’s customer base and providing such customers with a broader range of value added services. For example, the Company has formed an alliance with Purolator, the largest Canadian overnight courier company, whereby on an exclusive basis the Company and Purolator provide one another with certain delivery services and market one another’s delivery services to their respective customers. See “— Sales and Marketing.”

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

     Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer’s request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company’s ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery. For the fiscal years ended July 31, 2004, 2003 and 2002, approximately 41%, 46%, and 49% respectively, of the Company’s sales were generated from same-day on-demand delivery services.

     Same-Day Scheduled Distribution. The Company provides same-day scheduled distribution services that include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company’s on-demand delivery capabilities are available to supplement scheduled services as needed. A bulk shipment may be received at the Company’s warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area, the Company provides scheduled, as well as on-demand delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2004, 2003 and 2002, approximately 28%, 26% and 25%, respectively, of the Company’s sales were generated from same-day scheduled distribution services.

     Outsourcing Services. The Company’s outsourcing services include fleet management and mailroom or other facilities management, such as maintenance of call centers for inventory tracking and delivery. With its outsourcing services, the Company is able to apply its same-day delivery capability and logistics experience to design and manage efficient delivery systems for its customers. The outsourcing service offerings can expand or contract depending on the customer’s needs. Management believes that the outsourcing trend has resulted in many customers increasing their use of third-party providers for a variety of delivery services.

     The largest component of the Company’s outsourcing services is fleet management. With its fleet management service, the Company provides transportation services primarily for customers that previously managed such operations in-house. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor-trailers (or any combination) and may display the customer’s logo and colors. In addition, the Company’s on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained than would otherwise be required. The Company’s fleet management services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. Because the Company does not own delivery vehicles, but instead contracts drivers who do, the Company’s fleet management solutions are not limited by the Company’s need to utilize its own fleet.

     By outsourcing their fleet management, the Company’s customers (i) utilize the Company’s distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2004, 2003 and 2002, approximately 31%, 28% and 26%, respectively, of the Company’s sales were generated from fleet management and other outsourcing services.

     While the volume of individual services provided varies significantly between locations, each of the Company’s branch offices generally offers the same core services. Factors that impact business mix include customer base, competition, geographic characteristics, available labor and general economic environment. The Company can bundle its various delivery and logistics services to create customized distribution solutions and, by doing so, seeks to become the single source for its customers’ distribution needs.

Operations

     The Company’s operations are divided into regions, two U.S. and one Canadian, with each of the Company’s approximately 44 branches assigned to the appropriate region. Branch operations are locally managed with regional and national oversight and support provided as necessary. A branch manager is assigned to each branch office and is accountable for all aspects of such branch operations including its profitability. Each branch manager reports to a regional manager with similar responsibilities for all branches within his region. Certain administrative and marketing functions may be centralized for multiple branches in a given city or region. Dynamex believes that the strong operational background of its senior management is important to building brand identity throughout the United States while simultaneously overseeing and encouraging individual managers to be successful in their local markets.

     Same-Day On-Demand Delivery. Most branches have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company’s clients have access to a web-based electronic data interface to enter dispatch requirements, page specific drivers, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company’s computers, through pagers or by radio.

     Same-Day Scheduled Distribution. A dispatcher manages the delivery flow by coordinating the scheduled deliveries with available drivers. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company’s warehouse or the customer’s facility.

     Outsourcing Services. The largest component of the Company’s outsourcing services is its fleet management. Fleet management services are coordinated by the Company’s logistics specialists who have experience in designing, implementing and managing integrated networks for transportation services. Based upon the specialist’s analysis of a customer’s fleet and distribution requirements, the Company develops a plan to optimize fleet configuration and route design. The Company provides the vehicles and drivers necessary to implement the fleet management plan. Such vehicles and drivers are generally dedicated to a particular customer and may display the customer’s name and logo on its vehicles. The Company can supplement these dedicated vehicles and drivers with its on-demand capability as necessary.

     Prices for the Company’s services are determined at the local level based on the distance, weight and time-sensitivity of a particular delivery. The Company generally enters into customer contracts for scheduled distribution, and fleet and facilities management, which are generally terminable by such customer upon notice generally ranging from 30 to 90 days. The Company does not typically enter into contracts with its customers for on-demand delivery services.

     Substantially all of the Dynamex drivers are owner-operators who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as compensation. Management believes that this creates a higher degree of responsiveness on the part of its drivers as well as significantly lowering the capital required to operate the business as well as reducing the Company’s fixed costs.

Sales and Marketing

     The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The Company’s national sales force, comprised of approximately 15 persons, focus on regional and national customers who can utilize services on a multi-market basis. Approximately 77 local employee sales representatives target business opportunities from the branch offices and approximately 8 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company’s sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company’s national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.

     The Company’s local sales representatives make regular calls on existing and potential customers to identify such customers’ delivery and logistics needs. The Company’s national product and industry specialists augment the local marketing efforts and seek new applications of the Company’s primary services in an effort to expand the demand for such services. Customer service representatives on the local and national levels regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns. The Company maintains a database of its customers’ service utilization patterns and satisfaction level. This database is used to analyze opportunities and conduct performance audits.

     Fostering strategic alliances with customers who offer services that complement those of the Company is an important component of the Company’s marketing strategy. For example, under an agreement with Purolator, the Company serves as Purolator’s exclusive provider of same-day courier services, which services are then marketed by Purolator to its customers. The Company also provides Purolator with local and inter-city, same-day ground courier service for misdirected Purolator shipments. Purolator reports that it is the largest overnight courier in Canada.

Customers

     The Company’s target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, retail, office products, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. For the fiscal year ended July 31, 2004, no single customer accounted for more than 10% of the Company’s annual sales. A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2004, 2003 and 2002, approximately 33%, 34% and 33% of the Company’s sales, respectively, were generated in Canada. See Note 13 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.

Competition

     The market for the Company’s same-day delivery and logistics services has been and is expected to remain highly competitive. The Company believes that the principal competitive factors in the markets in which it competes are reliability, quality, breadth of service and price.

     Most of the Company’s competitors in the same-day intra-city delivery market are privately held companies that operate in only one location, with no one competitor dominating the market. Price competition for basic delivery services is particularly intense.

     The market for the Company’s logistics services is also highly competitive, and can be expected to become more competitive as additional companies seek to capitalize on the growth in the industry. The Company’s principal competitors for such services are other delivery companies and in-house transportation departments. The Company generally competes on the basis of its ability to provide customized service regionally and nationally, which it believes is an important advantage in this highly fragmented industry, and on the basis of price.

     The Company’s principal competitors for drivers are other delivery companies within each market area. Management believes that its method of driver compensation, which is based on a percentage of the delivery charge, the large volume of available work and the use of proprietary technology, are factors that are attractive to drivers and help the Company to recruit and retain drivers.

Regulation

     The Company’s business and operations are subject to various federal (U.S. and Canadian), state, provincial and local regulations and, in many instances, require permits and licenses from state authorities. The Company holds nationwide general commodities authority from the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an inter-state basis within the contiguous 48 states. Where required, the Company holds statewide general commodities authority. The Company holds permanent extra-provincial (and where required, intra-provincial) operating authority in all Canadian provinces where the Company does business.

     In connection with the operation of certain motor vehicles, the handling of hazardous materials in its courier operations and other safety matters, including insurance requirements, the Company is subject to regulation by the U.S. Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work, driver logbooks and workers’ compensation. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company’s operating permits.

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

Intellectual Property

     The Company has registered “DYNAMEX” and “DYNAMEX EXPRESS” as federal trademarks in the Canadian Intellectual Office and has filed applications in the U.S. Patents and Trademark’s office for federal trademark registration of such names. No assurance can be given that any such registration will be granted in the U.S., or that if granted, such registration will be effective to prevent others from using the trademark concurrently or to allow the Company to use the trademark in certain locations.

Employees

     At July 31, 2004, the Company had approximately 2,300 employees, of whom approximately 870 primarily were employed in various management, supervisory, sales, administrative, and other corporate positions and approximately 1,430 were employed as drivers, messengers and mailroom workers. Additionally at July 31, 2004, the Company had contracts with approximately 3,500 independent owner-operator drivers. Management believes that the Company’s relationship with such employees and independent owner-operators is good. See “Risk Factors — Certain Tax Matters Related to Drivers.”

     Of the approximately 4,400 drivers and messengers used by the Company as of July 31, 2004, approximately 1,600 are located in Canada and approximately 2,800 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 68% are represented by major international labor unions. Management believes that the Company’s relationship with such unions is good. Unions represent none of the Company’s U.S. employees, drivers or messengers.

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

Highly Competitive Industry

     The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with the Company not only for provision of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition.”

Claims Exposure

     As of July 31, 2004, the Company utilized the services of approximately 4,400 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $20 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

Certain Tax Matters Related to Drivers

     Substantially all of the Company’s drivers own their own vehicles and as of July 31, 2004, approximately 92% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods. See “Business — Services” and “— Employees.”

     In addition to the drivers that are independent contractors, certain of the Company’s drivers are employed by the Company and own and operate their own vehicles during the course of their employment. The Company reimburses these employees for all or a portion of the operating costs of those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal (U.S. and Canadian), state or provincial taxing authorities will not seek to re-characterize some or all of such payments as additional compensation. If such amounts were so re-characterized, the Company would have to pay additional employment related taxes on such amounts, and may also be required to pay penalties, which could have an adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods. See “Business — Services” and “— Employees.”

Local Delivery Industry; General Economic Conditions

     The Company’s sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company’s significant customers and shortages of or disputes with labor, any of which could result in the Company’s inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company’s services.

Foreign Exchange

     Significant portions of the Company’s operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company’s consolidated financial statements. The Canadian dollar is the functional currency for the Company’s Canadian operations; therefore, any change in the exchange rate will affect the Company’s reported sales for such period. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company’s business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Permits and Licensing

     Although certain aspects of the transportation industry have been significantly deregulated, the Company’s delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations. Furthermore, delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain such approvals, could impede the implementation of the Company’s acquisition program. See “Business — Regulation.”

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

Dependence on Availability of Qualified Delivery Personnel

     The Company is dependent upon its ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is generally relatively low and the competition for owner-operators and other employees is intense. The Company must continually evaluate and upgrade its pool of available owner-operators to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified delivery personnel could have a material adverse impact on the Company’s business, financial condition and results of operations.

Acquisition Strategy; Possible Need for Additional Financing

     The Company completed its last acquisition in August 1998. Currently, there are no pending nor are there any contemplated acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. Additionally, the Company must obtain the consent of its primary lenders to consummate significant acquisitions. There can be no assurance that the Company’s primary lenders will consent to such acquisitions or that if additional financing is necessary, it can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Volatility of Stock Price

     Prices for the Company’s common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the Company and general economic and market conditions. Variations in the Company’s operating results, general trends in the industry and other factors could cause the market price of the common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the common stock could be affected by such fluctuations.

Fuel Costs

     The owner-operators utilized by the Company are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. The Company makes every reasonable effort to include fuel cost adjustments in customer billings that are paid to owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset owner-operators’ costs, the Company may be unable to attract a sufficient number of owner-operators that may negatively impact the Company’s business, financial condition and results of operations.

Available Information

     The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”). Copies of the Company’s filings with the SEC may be obtained from its website at HTTP://WWW.DYNAMEX.COM or at the SEC’s website, at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

ITEM 2. PROPERTIES

     The Company leases facilities in 69 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Location	Leased Properties
Canada
Alberta	4
British Columbia	3
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	9
Quebec	3
Saskatchewan	2

Canadian Total	25
United States
Arizona	1
California	9
Colorado	1
Connecticut	1
Georgia	1
Illinois	2
Indiana	2
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
Nevada	1
New Jersey	1
New York	7
Ohio	1
Pennsylvania	2
Tennessee	1
Texas	5
Virginia	3
Washington	2

United States Total	44

     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required. Facility rental expense for the fiscal years ended July 31, 2004, 2003 and 2002 was approximately $5.2 million, $4.8 million and $4.7 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information — The Company’s common stock is traded on the AMEX under the symbol “DDN”. The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX:

	Bid
	High	Low
Fiscal 2003
First Quarter	$2.98	$2.06
Second Quarter	4.60	2.80
Third Quarter	5.75	3.69
Fourth Quarter	8.40	5.00
Fiscal 2004
First Quarter	$10.00	$7.59
Second Quarter	13.10	9.80
Third Quarter	14.99	11.00
Fourth Quarter	15.85	12.84

     Holders — As of September 27, 2004, the approximate number of holders of record of common stock was 310.

     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company intends to retain future earnings to reduce outstanding debt and to finance the operation and expansion of its business and does not anticipate paying any cash dividend in fiscal 2005. In addition, the Company’s Credit Agreement restricts the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.

     Securities Authorized for Issuance Under Equity Compensation Plans – The following table provides information regarding the Company’s equity compensation plan as of July 31, 2004.

	Number of securities to be issued upon		Number of securities remaining
	exercise of outstanding options, warrants	Weighted-average exercise price of	available for future issuance under
Plan category	and rights	outstanding options, warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	799,080	$7.23	137,856
Equity compensation plans not approved by security holders	—	—	—

Total	799,080	$7.23	137,856

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data for the three years ended July 31, 2004 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial data for the years ended July 31, 2001 and 2000 have been derived from the consolidated financial statements of the Company not appearing elsewhere herein. The net impact of $19.3 million related to the goodwill impairment charge has been excluded from the Statements of Operations Data for the year ended July 31, 2002. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statements of operations data:
Sales	$287,856	$250,801	$235,945	$249,414	$251,475
Cost of sales	206,487	177,850	165,919	172,908	171,675

Gross profit	81,369	72,951	70,026	76,506	79,800
Selling, general and administrative expenses (1)	64,026	58,417	56,944	60,739	64,483
Depreciation and amortization	1,890	2,124	2,957	7,414	8,931
Provision (recovery) for loss on settlement of shareholder class action lawsuit	—	—	—	(695)	2,313
(Gain) loss on disposal of property and equipment	(41)	19	(21)	(403)	97

Operating income	15,494	12,391	10,146	9,451	3,976
Interest expense, net	1,406	2,194	3,065	5,184	5,860
Other (income) expense, net	(182)	(340)	414	(219)	(203)

Income (loss) before income taxes	14,270	10,537	6,667	4,486	(1,681)
Income taxes	1,437	2,959	3,658	2,461	1,718

Income (loss) before accounting change	$12,833	$7,578	$3,009	$2,025	$(3,399)

Income (loss) per share before accounting change
basic	$1.13	$0.68	$0.28	$0.20	$(0.33)

diluted	$1.11	$0.67	$0.28	$0.20	$(0.33)

Weighted average common shares outstanding:
basic	11,314	11,208	10,614	10,207	10,207
diluted	11,532	11,364	10,651	10,237	10,207
Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (2)
Income (loss) per share before accounting change	$12,833	$7,578	$3,009	$2,025	$(3,399)
Adjustments:
Income taxes	1,437	2,959	3,658	2,461	1,718
Interest expense, net	1,406	2,194	3,065	5,184	5,860
Depreciation and amortization	1,890	2,124	2,957	7,414	8,931

EBITDA	$17,566	$14,855	$12,689	$17,084	$13,110

	July 31,
	2004	2003	2002	2001	2000
			(in thousands)
Balance sheet data:
Working capital	$16,704	$7,779	$9,319	$9,359	$11,022
Total assets	102,072	95,541	93,870	121,912	126,524
Long-term debt, excluding current portion	10,000	14,116	25,531	32,198	40,928
Stockholders’ equity	69,310	54,328	45,124	59,990	58,410

1)	Selling, general and administrative expenses include salaries, wages and employee benefits as well as selling, general and administrative expenses.

2)	EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the information contained in the Company’s consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operation constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this report, including without limitation, the factors disclosed under “Risk Factors.”

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

     Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and approximately 92% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

     Selling, general and administrative expenses (“SG & A”) include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in SG&A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

     Generally, the Company’s on-demand services provide higher gross profit margins than do scheduled distribution or fleet management services because driver compensation for on-demand services is generally lower as a percentage of sales from such services. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company’s margins are dependent in part on the mix of business for a particular period.

     The Company has no significant investment in transportation equipment. Depreciation and amortization expense primarily relates to depreciation of office, communication and computer equipment, and software and the amortization of intangible assets acquired in the Company’s various acquisitions, each of which has been accounted for using the purchase method of accounting. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill.

     A significant portion of the Company’s sales is generated in Canada. For the fiscal years ended July 31, 2004, 2003 and 2002, approximately 33%, 34%, and 33%, respectively, of the Company’s sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company’s operations in the U.S. and in Canada is similar.

     The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2004 compared to July 31, 2003 and increased during the fiscal year ending July 31, 2003 compared to July 31, 2002. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales. The effect of these changes on the Company’s net income (loss) for the fiscal years ended July 31, 2004, 2003 and 2002 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material adverse effect on the Company’s business, financial condition or results of operations.

Critical Accounting Policies

     The Company believes that the following are its most significant accounting policies:

     Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

     Intangibles – Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. Effective August 2001, the Company adopted SFAS No. 142, which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company’s operations are conducted in two geographic regions, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. In fiscal 2002, management performed a valuation on each of these reporting units using a discounted cash flow model. This model indicated a valuation that was far in excess of the Company’s market capitalization, however, management did not believe this could be used as the sole indicator of fair value. Accordingly, the Company engaged an independent business valuation firm to perform a valuation of these reporting units. The independent firm utilized a methodology combining the income approach and the market approach. The income approach is based on the present value of future economic benefits that accrue to the shareholders. The market approach establishes value through the analysis of the market price of the common stock of comparable, publicly traded companies. The independent firm’s conclusion of the value of Dynamex was derived by applying a weight of 30% to the value determined under the income approach and 70% to the value determined under the market approach. Using this valuation as the purchase price in a purchase price allocation model, the implied value of the goodwill for the United States segment was approximately $36.5 million, compared to a carrying value of approximately $66.5 million. As a result, the Company recognized a goodwill impairment loss related to this segment of $30 million. Although the performance of the United States operations has improved, the large amount of goodwill recorded during the competitive acquisition environment of the late 1990s was not fully supported by the valuation model. The implied value of the goodwill for the Company’s Canadian operations was in excess of $29 million compared to a carrying value of approximately $8 million. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recorded the $30 million charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. In fiscal 2003 and 2004, the Company performed its annual goodwill impairment test as of the first day of the fourth quarter. Based on this test, the fair value of the goodwill exceeded the carrying amount in both periods. Other intangible assets are being amortized over periods ranging from 3 to 25 years.

     Self-insured claims liability - The Company is primarily self-insured for U.S. workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers’ compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for workers’ compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.

     Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The Company has maintained the allowance at July 31, 2004 and July 31, 2003 at approximately 2.7% of outstanding accounts receivable.

     Income taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     As of July 31, 2004, the Company had available U.S. federal and state net operating loss carryforwards to offset future taxable income of $6.6 million. In addition, the Company generated unused foreign tax credits related to its Canadian operations and other tax credits of $1.6 million. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the net operating loss (“NOL”) carryforward totaling $11,574,000 at July 31, 2003 would be realized, based on first-half results for the current year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on this NOL, and based on the determination that the Company would be able to realize the NOL, reversed the valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company’s current valuation allowances primarily relate to a foreign tax credit carryforward of approximately $627,000 and a Workers’ Opportunity Tax Credit (“WOTC”) carryforward of approximately $127,000. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

     Stock-based compensation – Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS No. 123, the Company had previously elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations during the fiscal years ended on or before July 31, 2003. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 10 of Notes to the Consolidated Financial Statements)

     Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS No. 148”), the modified prospective method of adoption was selected by the Company, in which stock-based employee compensation cost recognized in 2004 would be the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after

August 1, 1995. As discussed below, option expense in 2004 amounted to $318 under the fair value approach, compared to no expense in 2003 under the intrinsic value method. Based on the outstanding and unvested awards as of July 31, 2004, the anticipated effect on net income for fiscal 2005, net of taxes, will be approximately $250,000.

     Foreign currency translation – Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into U.S. dollars by remittance or repayment, the realized exchange differences are included as other income (expense) in the Consolidated Statement of Operations.

Results of Operations

     The following table sets forth for the periods indicated certain items from the Company’s consolidated statement of operations, expressed as a percentage of sales:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales:
Purchased transportation	62.7%	62.4%	60.9%
Other direct costs	9.0%	8.5%	9.4%

Cost of sales	71.7%	70.9%	70.3%

Gross profit	28.3%	29.1%	29.7%
Selling, general and administrative expenses:
Salaries and employee benefits	15.5%	16.1%	16.4%
Other	6.7%	7.2%	7.7%

Selling, general and administrative expenses	22.2%	23.3%	24.1%

Depreciation and amortization	0.7%	0.8%	1.3%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%

Operating income	5.4%	5.0%	4.3%
Interest expense	0.5%	0.9%	1.3%
Other (income) expense, net	-0.1%	-0.1%	0.2%

Income before income taxes	5.0%	4.2%	2.8%
Income taxes	0.5%	1.2%	1.6%

Income before cumulative effect of change in accounting principle	4.5%	3.0%	1.2%

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

     Net income for the year ended July 31, 2004 was $12.8 million ($1.11 per fully diluted share) compared to $7.6 million ($0.67 per fully diluted share) for the prior year. Both years were impacted by the recognition of benefits from U.S. net operating losses that reduced income tax expense with a much larger benefit recognized in fiscal year 2004. Excluding income taxes from the comparison, fiscal year 2004 income before taxes increased 35% compared to fiscal year 2003 to $14.3 million. This improvement results from higher gross profit associated with increased sales, lower interest expense due to reduction in outstanding debt and lower depreciation and amortization expense. These improvements were offset, in part, by increased SG & A expenses.

     Sales for the year ended July 31, 2004 increased $37 million, or 15%, to $288 million from $251 million for the year ended July 31, 2003. Scheduled, distribution and outsourcing services increased $35 million (26%) compared to the prior year while on-demand sales increased $2 million (1.9%). The average conversion rate between the

Canadian dollar and the U.S. dollar increased 12% over the prior year period, which had the effect of increasing sales for the year by approximately $9.8 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 11% higher for the year ended July 31, 2004 compared to the prior year. If the exchange rate had been the same in 2004 as it was in 2003, on-demand sales would have decreased approximately $2 million, or 2%, in the current year and scheduled, distribution and outsourcing services would have shown an increase of $30 million, or 22%.

     Cost of sales for the year ended July 31, 2004 increased $29 million, or 16%, to $206 million and increased as a percentage of sales from 70.9% to 71.7% compared to the year ended July 31, 2003. The primary reason for the increase in cost of sales percentage continues to be the change in business mix. Scheduled, distribution and outsourcing services generally require larger vehicles than on-demand sales resulting in a higher cost of purchased transportation; however, on-demand sales are transaction intensive requiring more people to receive orders, dispatch drivers, bill customers and collect and process payments received. Sales of scheduled, distribution and outsourcing services comprised approximately 59% and 53% of total sales for the years ended July 31, 2004 and 2003, respectively. On-demand sales were approximately 41% of total sales in the current year compared to 47% in the prior year.

     SG & A expenses increased $5.6 million, or 9.6% for the year ended July 31, 2004, to $64 million from $58.4 million in the prior year. Approximately $1.9 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, salaries and wages increased $2.9 million. The Company hired additional personnel to manage and service significant new business startups and paid sales commissions on the new business generated. The improved operating performance during fiscal 2004 also led to higher bonuses earned by management and operating personnel. In addition, the Company incurred stock option expense of $318,000 (See – Critical Accounting Policies – Stock-based compensation) and additional professional fees of $131,000 to implement the additional reporting requirements mandated by Sarbanes-Oxley. As a percentage of sales, SG & A expenses were 22.2% for the year ended July 31, 2004, compared to 23.3% for the year ended July 31, 2003.

     Depreciation and amortization for the year ended July 31, 2004 was $1.9 million compared to $2.1 million for the year ended July 31, 2003. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.

     Interest expense was $1.4 million, a decrease of $.8 million or 36% for the year ended July 31, 2004 compared to the prior year. Interest expense in the current period included the write-off of $.4 million in unamortized deferred financing costs associated with the refinancing of the Company’s Credit Facility at the end of the second quarter of fiscal 2004. Excluding this charge, interest expense as a percentage of sales was 0.3% compared to 0.9% last year. This decrease is primarily attributable to lower outstanding debt and a lower interest rate.

     The effective income tax rate was 10% for the year ended July 31, 2004 compared to 28% for the prior year period. The current year includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million in the second quarter that was not recognized in prior years due to the uncertainty of realization. Based on first-half results for the current year and projected results over the next three years, that uncertainty was overcome. The prior year includes the benefit of U.S. net operating losses of $2.1 million that were used to offset current taxable income and the recognition of a foreign tax credit of $0.4 million. The Company expects the effective tax rate in future years to be approximately 37% based on current federal, state and provincial tax rates.

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

     Sales for the year ended July 31, 2003 were $251 million compared to $236 million in 2002, an increase of approximately 6.3%. The Company’s investment in a U.S. national sales organization beginning in January 2001 began to show a return on this investment in the current fiscal year, as evidenced by new contracts signed with several large national accounts. Local and national accounts teams are focused on demonstrating the value of our comprehensive menu of services, and during a soft economy clients are drawn to the benefits of our scheduled, distribution and outsourcing services. Sales of these services increased $15.4 million, or 12.9% over last year, while on-demand sales declined .5%, or $.6 million. These changes result in part from changes in sales volume and in part from the increase in the exchange rate between the U.S. and Canadian dollar. The Canadian dollar was stronger compared to the U.S. dollar in fiscal 2003, which had the effect of increasing reported sales by approximately $4.3 million.

     Cost of sales increased $12 million (7.2%) to $178 million in 2003 compared to $166 million in the prior year. As a percentage of sales, cost of sales increased from 70.3% in 2002 to 70.9% in 2003. This increase in cost as a percentage of sales is primarily attributable to higher insurance costs and bad debt expense and a change in the overall business mix of the Company’s sales. Scheduled, distribution and outsourcing sales were a larger percentage of total sales, increasing from 50.9% in the prior year, to 52.5% in 2003. Historically on-demand sales have lower cost of sales and higher SG & A compared to scheduled, distribution and outsourcing sales.

     SG & A costs were $58 million for the year ended July 31, 2003 compared to $57 million for the fiscal year ended July 31, 2002. The increase from 2002 to 2003 is attributable to a number of factors. The increase in the exchange rate between the Canadian dollar and the U.S. dollar had the effect of increasing reported SG & A costs by approximately $0.8 million. Compensation and employee benefits costs were $1.6 million more than in 2002. Approximately one third of the increase is due to the change in the exchange rate between the Canadian dollar and the U.S. dollar. The remaining increase is due principally to higher compensation and benefits associated with the lifting of the salary freeze earlier this fiscal year, additional operating personnel to handle new business, higher sales commissions related to new business, additional sales personnel and higher unemployment taxes and medical insurance premiums. The increase in compensation and employee benefits was partially offset by reductions in communications costs ($0.4 million) and legal and professional fees ($0.5 million). As a percentage of sales, SG & A expenses decreased from 24.1% in 2002 to 23.3% in 2003.

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

     The effective tax rate was 28% in 2003 compared to 55% in 2002. Taxable income in the U.S. was offset by the utilization of net operating loss carryforwards (“NOL”) generated in prior years. The deferred tax asset resulting from these NOLs has been fully reserved for financial reporting purposes, therefore there was no tax expense reported related to this income. In March 2003, the Company’s Canadian subsidiary paid a $2.5 million dividend to the U.S. The payment of this dividend resulted in a foreign tax credit of $0.4 million, which reduced tax expense in the U.S. In addition, the Canadian statutory federal tax rate decreased marginally in 2003. The effective rate in 2002 was high due to a $0.2 million non-recurring tax expense and a $0.7 million foreign exchange loss not deductible for tax purposes related to the tax reorganization of the Company’s Canadian operations.

Liquidity and Capital Resources

     In fiscal years ended July 31, 2004, 2003 and 2002, the Company used cash generated from operations primarily for capital expenditures, working capital needs and debt reduction.

     On March 2, 2004, the Company replaced its bank credit agreement with a new $30,000,000 Senior Secured, Revolving Credit Facility that matures on November 30, 2007, (the “Revolving Credit Facility”). Under the terms of the new facility, interest is payable quarterly at prime, or LIBOR plus a margin ranging from 1.25% to 1.75% (1.5% at July 31, 2004), based on the ratio of Funded Debt to EBITDA, as defined in the Revolving Credit Facility. There are no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined. Amounts outstanding under the Revolving Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Revolving Credit Facility also contains restrictions on incurring additional debt and investments by the Company. Amounts outstanding under the Revolving Credit Facility at July 31, 2004 included borrowings of $10 million and outstanding letters of credit totaling $4.1 million.

     In conjunction with the Bank Credit Agreement described below, the Company entered into an interest rate protection arrangement effective June 20, 2003 for a notional amount of $13 million. The notional amount decreases by $1.375 million per quarter until maturity, and as of July 31, 2004, the notional amount was $6.125 million. The interest rate has been fixed at LIBOR plus a margin of 1.49% (2.99% at July 31, 2004). This arrangement matures November 30, 2005. At July 31, 2004, unpaid settlements related to the interest rate swap were not material. The fair value of the Company’s interest rate protection arrangement was an asset of approximately $30,000 at both July 31, 2004 and 2003. The counter party to this agreement is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk of loss due to nonperformance by the counter party to this agreement is remote and, in any event, the amount of such loss would be immaterial to the Company’s results of operations. At July 31, 2004 the weighted average interest rate for all outstanding borrowings was approximately 4.85%.

     The Third Amendment to the Third Amended and Restated Credit Agreement (the “Bank Credit Agreement”) was executed May 30, 2003 and paid in full with proceeds from the Revolving Credit Facility in March 2004. The revolving portion of the Bank Credit Agreement was governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consisted of $1.375 million quarterly, with a final payment of $625,000 due on November 30, 2005. Interest on outstanding borrowings was payable monthly at prime plus a margin ranging from 0.5% to 0.0%, or LIBOR plus a margin ranging from 3.5% to 2.0%, based on the ratio of Total Debt to EBITDA, as defined. In addition, the Company was required to pay a commitment fee for any unused amounts of the revolving credit facility, ranging from 0.5% to 0.25% per annum based on the ratio of Total Debt to EBITDA.

     During the fiscal years ended July 31, 2004, 2003 and 2002, the Company spent approximately $2.2 million, $1.7 million and $1.4 million respectively, on capital expenditures, which expenditures primarily related to improvements in its technology infrastructure to support the Company’s operations. Management expects the amount of capital expenditures for these purposes in future years to range between $2 million and $3 million. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.

     The Company’s cash flow provided by operations for the fiscal years ended July 31, 2004, 2003 and 2002 were $14.7 million, $12.5 million and $9.7 million, respectively. This internally generated cash flow financed entirely the Company’s increases in working capital and purchases of property and equipment. For the year ended July 31, 2004 changes in working capital used $.1 million of operating cash flow as compared to providing $0.9 million and $1.2 million of operating cash flow in fiscal 2003 and 2002, respectively.

     Management expects internally generated cash flow will be sufficient to support its future capital requirements and to retire outstanding debt. The Company completed its last acquisition in August 1998 and there currently are no pending or contemplated acquisitions.

Contractual Obligations

     The following table sets forth the Company’s contractual commitments as of July 31, 2004 for the periods indicated (in thousands):

		Less than
	Total	1 year	1 - 3 years	3 - 5 years	Thereafter
Long-term debt	$10,000	$—	$—	$10,000	$—
Operating leases	18,160	5,835	8,007	3,553	765

Total	$28,160	$5,835	$8,007	$13,553	$765

     The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $350,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3 million and $3.5 million. As of July 31, 2004 the Company had outstanding letters of credit totaling $4.1 million.

Income Taxes

     The provision for income taxes was $1.4 million in fiscal 2004, compared to $3 million and $3.7 million in the years ended July 31, 2003 and 2002, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carryforwards, and other expenses that are non-deductible for tax purposes.

     As of July 31, 2004, the Company had available U.S. federal net operating loss carryforwards to offset future taxable income of $6.6 million. In addition, the Company generated unused foreign tax credits related to its Canadian operations and other tax credits of $1.6 million. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the net operating loss carryforward totaling $10.3 million at January 31, 2004 would be realized based on first-half results for the current year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the remaining valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has provided a valuation allowance of approximately $627,000 and $127,000 against a foreign tax credit carryforward and a WOTC tax credit carryforward, respectively. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

Inflation

     The Company does not believe that inflation has had a material effect on the Company’s results of operations nor does it believe it will do so in the foreseeable future. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

Financial Condition

     The Company believes its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company’s credit facility should be sufficient to meet the Company’s operational needs.

Recent Accounting Pronouncements

     FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” was issued in January 2003. In December 2003, FIN No. 46R was issued, which replaced FIN No. 46 and clarified ARB No. 51. This FIN requires the consolidation of variable interest entities in which the Company is deemed to be the primary beneficiary, as defined. The Company does not have an interest in any variable interest entities and therefore adoption of Interpretation No. 46R did not have a material effect on the financial condition, results of operations, or liquidity of the Company.

     Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” was issued in December 2003 and supersedes SAB 101, “Revenue Recognition in Financial Statements.” As a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the SEC issued SAB 104 primarily to rescind accounting guidance provided by SAB 101 relating to multiple element revenue arrangements. SAB 104’s accounting guidance for multiple element revenue arrangements is the same as EITF 00-21, and the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 did not have a material effect of the financial condition, results of operations, or liquidity of the Company.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

     With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

     The risk factors described in this report could cause actual results to differ materially from those predicted. By way of example:

•	The competitive nature of the same-day delivery business.

•	The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.

•	A change in the current tax status of courier drivers from independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	The ability of the Company to obtain adequate financing.

•	The ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

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

     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $9.5 million and a decrease in net income of approximately $0.4 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.

Interest Rate Exposure

     Effective June 20, 2003, the Company entered into an interest rate protection arrangement. The interest rate has been fixed at the LIBOR margin plus 1.49% (2.99% at July 31, 2004). This arrangement matures November 30, 2005. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

     The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $11,000. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company’s management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the Company’s fiscal year. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

     The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted a copy of the code on the Company’s internet website at the internet address: http://www.dynamex.com. Copies of the code may be obtained free of charge from the Company’s website at the above internet address.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

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

Report on Form 8-K filed on June 3, 2004 concerning the June 2, 2004 press release announcing third quarter fiscal year 2004 results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamex Inc.,
A Delaware corporation

By: /s/ Ray E. Schmitz

Ray E. Schmitz, Vice-President and Chief Financial Officer
Dated: October 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 14, 2004.

Name	Title
/s/ RICHARD K. McCLELLAND	Chairman of the Board, Chief Executive
Officer, President and Director
Richard K. McClelland	(Principal Executive Officer)

/s/ RAY E. SCHMITZ	Vice President, Chief Financial Officer
(Principal Financial Officer)
Ray E. Schmitz

/s/ DAVID P. FORTUNE	Corporate Controller
(Principal Accounting Officer)
David P. Fortune

/s/ WAYNE KERN Wayne Kern	Director

/s/ STEPHEN P. SMILEY Stephen P. Smiley	Director

/s/ BRIAN J. HUGHES Brian J. Hughes	Director

/s/ KENNETH H. BISHOP Kenneth H. Bishop	Director

/s/ BRUCE E. RANCK Bruce E. Ranck	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dynamex Inc.

We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2003, Dynamex Inc. changed its method of accounting for stock-based compensation.

/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP

Dallas, Texas
September 22, 2004

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2004 and 2003
(in thousands, except per share data)

	2004	2003
ASSETS
CURRENT
Cash and cash equivalents	$7,927	$4,338
Accounts receivable (net of allowance for doubtful accounts of $751 and $721, respectively)	27,355	26,109
Prepaid and other current assets	1,825	2,453
Deferred income taxes	2,359	1,976

Total current assets	39,466	34,876
PROPERTY AND EQUIPMENT - net	4,731	4,287
GOODWILL	45,271	44,743
INTANGIBLES - net	475	981
DEFERRED INCOME TAXES	10,910	10,064
OTHER	1,219	590

Total assets	$102,072	$95,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$5,216	$6,564
Accrued liabilities	17,546	14,805
Current portion of long-term debt	—	5,728

Total current liabilities	22,762	27,097
LONG-TERM DEBT	10,000	14,116

Total liabilities	32,762	41,213

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,435 and 11,208 outstanding, respectively	114	112
Additional paid-in capital	75,309	74,064
Accumulated deficit	(7,417)	(20,250)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,304	402

Total stockholders’ equity	69,310	54,328

Total liabilities and stockholders’ equity	$102,072	$95,541

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002
Sales	$287,856	$250,801	$235,945
Cost of sales:
Purchased transportation	180,509	156,611	143,760
Other direct costs	25,978	21,239	22,159

Cost of sales	206,487	177,850	165,919

Gross profit	81,369	72,951	70,026
Selling, general and administrative expenses:
Salaries and employee benefits	44,632	40,443	38,836
Other	19,394	17,974	18,108

Selling, general and administrative expenses	64,026	58,417	56,944

Depreciation and amortization	1,890	2,124	2,957
(Gain) loss on disposal of property and equipment	(41)	19	(21)

Operating income	15,494	12,391	10,146
Interest expense	1,406	2,194	3,065
Other (income) expense, net	(182)	(340)	414

Income before income taxes	14,270	10,537	6,667
Income taxes	1,437	2,959	3,658

Income before cumulative effect of change in accounting principle	12,833	7,578	3,009
Cumulative effect of change in accounting for goodwill, net of income taxes of $10,764	—	—	(19,261)

Net income (loss)	$12,833	$7,578	$(16,252)

Basic earnings (loss) per common share:
Before cumulative effect of accounting change	$1.13	$0.68	$0.28
Accounting change	—	—	(1.81)

Basic earnings (loss) per common share	$1.13	$0.68	$(1.53)

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change	$1.11	$0.67	$0.28
Accounting change	—	—	(1.81)

Diluted earnings (loss) per common share	$1.11	$0.67	$(1.53)

Weighted average shares:
Common shares outstanding	11,314	11,208	10,614
Adjusted common shares - assuming exercise of stock options	11,532	11,364	10,651

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2004, 2003 and 2002
(in thousands)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
BALANCE AT JULY 31, 2001	10,207	$102	$72,759	$(11,576)	$(1,295)	$59,990
Issuance of 1,000 shares in shareholder class action lawsuit settlement	1,000	10	1,303			1,313
Net loss				(16,252)		(16,252)
Unrealized foreign currency translation adjustment					73	73

Total comprehensive income						(16,179)

BALANCE AT JULY 31, 2002	11,207	112	74,062	(27,828)	(1,222)	45,124

Issuance of common stock	1	—	2			2
Net income				7,578		7,578
Unrealized foreign currency translation adjustment					1,624	1,624

Total comprehensive income						9,202

BALANCE AT JULY 31, 2003	11,208	112	74,064	(20,250)	402	54,328

Issuance of common stock, including tax benefit of $164	227	2	927			929
Stock option compensation			318			318
Net income				12,833		12,833
Unrealized foreign currency translation adjustment					902	902

Total comprehensive income						13,735

BALANCE AT JULY 31, 2004	11,435	$114	$75,309	$(7,417)	$1,304	$69,310

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$12,833	$7,578	$(16,252)
Adjustments to reconcile net income (loss ) to net cash provided by operating activities:
Depreciation and amortization	1,869	2,091	2,872
Amortization and write down of goodwill and other intangibles	21	33	30,109
Provision for losses on accounts receivable	919	896	623
Stock option compensation	318	—	—
Deferred income taxes	(1,229)	1,024	(8,852)
Tax benefit realized by exercise of stock options	164	—	—
(Gain) loss on disposal of property and equipment	(41)	19	(21)
Changes in current operating assets and liabilities:
Accounts receivable	(2,165)	(3,840)	1,177
Prepaids and other current assets	628	770	(61)
Accounts payable and accrued liabilities	1,393	3,932	92

Net cash provided by operating activities	14,710	12,503	9,687

INVESTING ACTIVITIES
Purchase of property and equipment	(2,243)	(1,744)	(1,362)
Net proceeds from disposal of property and equipment	12	56	12

Net cash used in investing activities	(2,231)	(1,688)	(1,350)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,979)	(6,991)	(11,255)
Net payments under line of credit	(6,866)	(4,475)	(700)
Proceeds from stock option exercise	765	2	—
Other assets and deferred financing fees	(142)	(169)	(332)

Net cash used in financing activities	(9,222)	(11,633)	(12,287)

EFFECT OF EXCHANGE RATES ON CASH	332	667	373

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,589	(151)	(3,577)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,338	4,489	8,066

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,927	$4,338	$4,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$734	$1,767	$2,508

Cash paid for taxes	$2,124	$1,413	$2,067

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 1,000 shares in shareholder class action lawsuit settlement	$—	$—	$1,313
Issuance of note receivable to finance customer trade receivable	—	—	166

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Notes to the Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Dynamex Inc. (the “Company” or “Dynamex”) provides same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet outsourcing and facilities management.

The operating subsidiaries of the Company, with country of incorporation, are as follows:

•	Dynamex Operations East Inc. (U.S.)

•	Dynamex Operations West Inc. (U.S.)

•	Dynamex Dedicated Fleet Services, Inc. (U.S.)

•	Dynamex Canada Corp. (Canada)

•	Alpine Enterprises Ltd. (Canada)

•	Roadrunner Transportation, Inc. (U.S.)

•	New York Document Exchange Corp. (U.S.)

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

Equipment Software Furniture Vehicles Leasehold Improvements	3-7 years 3-5 years 7 years 5 years 5 years

The Company periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value.

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2004 and 2003, the net book value of capitalized software costs was $945 and $1,307, respectively. Amortization expense related to capitalized software was $488, $555 and $903 in fiscal years 2004, 2003 and 2002, respectively.

Business and credit concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

DYNAMEX INC.
Notes to the Consolidated Financial Statements

The Company places its temporary cash investments with high-credit, quality financial institutions. At times such amounts may exceed F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes no significant concentration of credit risk exists with respect to cash investments.

The Company’s customers are not concentrated in any specific geographic region or industry. No single customer accounted for a significant amount of the Company’s sales and there were no significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Intangibles – Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, perform a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2004. Based on this test, the fair value of the goodwill exceeds the carrying amount. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2004, 2003 and 2002 totaled $21, $33 and $85, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $20 per year.

Revenue recognition - Revenue and direct expenses are recognized when services are rendered to customers.

Cash and cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The Company has maintained the allowance at July 31, 2004 and July 31, 2003 at approximately 2.7% of outstanding accounts receivable.

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

Financing costs - During the fiscal years ended July 31, 2004, 2003 and 2002, the Company incurred $124, $878 and $909, respectively of costs incurred in connection with debt financings and amendments (See Note 6 of Notes to the Consolidated Financial Statements). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $610 in 2004, $632 in 2003, and $587 in 2002.

DYNAMEX INC.
Notes to the Consolidated Financial Statement

Self-insured claims liability - The Company is primarily self-insured for U.S. workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers’ compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for workers’ compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.

Income taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Stock-based compensation – Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS No. 123, the Company had previously elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations during the fiscal years ended on or before July 31, 2003. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 10 of Notes to the Consolidated Financial Statements)

Prior to August 1, 2003, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. The exercise price of stock options granted was equal to the market price of the stock on the date of grant; therefore, using the intrinsic value method to value the options, no compensation cost had been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

	Years ended July 31,
	2004	2003	2002
Net income (loss):	$12,833	$7,578	$(16,252)
As reported
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	—	416	601

Pro forma	$12,833	$7,162	$(16,853)

Earnings (loss) per share - assuming dilution:
Basic - as reported	$1.13	$0.68	$(1.53)
Basic - pro forma	1.13	0.64	(1.58)
Diluted - as reported	1.11	0.67	(1.53)
Diluted - pro forma	1.11	0.63	(1.58)

The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0% for all years; expected volatility of 83%, 76% and 73%; risk-free interest rate of 4.7%, 4.1% and 5.1%, and

DYNAMEX INC.
Notes to the Consolidated Financial Statement

expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2004, 2003 and 2002 was $6.67, $3.13 and $1.86, respectively.

Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2004 was the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2004 amounted to $318 under the fair value approach compared to no expense in 2003 under the intrinsic value method. Based on the outstanding and unvested awards as of July 31, 2004, the anticipated effect on net income for fiscal 2005, net of taxes, will be approximately $250.

Net income (loss) per share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 580, 297 and 736 shares of common stock at July 31, 2004, 2003 and 2002, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

Foreign currency translation – Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in the Consolidated Statement of Operations.

New accounting pronouncements – FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” was issued in January 2003. In December 2003, FIN No. 46R was issued, which replaced FIN No. 46 and clarified ARB No. 51. This FIN requires the consolidation of variable interest entities in which the Company is deemed to be the primary beneficiary, as defined. The Company does not have an interest in any variable interest entities and therefore adoption of Interpretation No. 46R did not have a material effect on the financial condition, results of operations, or liquidity of the Company.

Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” was issued in December 2003 and supersedes SAB 101, “Revenue Recognition in Financial Statements.” As a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the SEC issued SAB 104 primarily to rescind accounting guidance provided by SAB 101 relating to multiple element revenue arrangements. SAB 104’s accounting guidance for multiple element revenue arrangements is the same as EITF 00-21, and the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The adoption of SAB 104 did not have a material effect of the financial condition, results of operations, or liquidity of the Company.

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on foreign currency translation. Balance sheet accounts of foreign operations are translated using the year-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on foreign currency translation adjustments are recorded in shareholders’ equity as other comprehensive income.

Reclassification – Certain reclassifications have been made to conform prior year data to the current presentation.

DYNAMEX INC.
Notes to the Consolidated Financial Statements

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

	Years Ended July 31,
	2004	2003	2002
Net income before cumulative effect of change in accounting principle	$12,833	$7,578	$3,009
Cumulative effect of change in accounting principle	—	—	(19,261)

Net income (loss)	$12,833	$7,578	$(16,252)

Weighted average common shares outstanding	11,314	11,208	10,614
Common share equivalents related to options	218	156	37

Common shares and common share equivalents	11,532	11,364	10,651

Basic earnings (loss) per common share:
Before cumulative effect of accounting change	$1.13	$0.68	$0.28
Accounting change	—	—	(1.81)

Basic earnings (loss) per common share	$1.13	$0.68	$(1.53)

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change	$1.11	$0.67	$0.28
Accounting change	—	—	(1.81)

Diluted earnings (loss) per common share	$1.11	$0.67	$(1.53)

3.	INTANGIBLES

Intangibles consist of the following:

	July 31,
	2004	2003
Carrying amount:
Deferred bank financing fees	$124	$920
Trademarks	470	470

	594	1,390
Less accumulated amortization:
Deferred bank financing fees	(11)	(321)
Trademarks	(108)	(88)

	(119)	(409)

Intangibles - net	$475	$981

DYNAMEX INC.
Notes to the Consolidated Financial Statements

Effective August 1, 2001, the Company adopted SFAS No. 142. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company’s operations are conducted in two geographic regions, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. In fiscal 2002, management performed a valuation on each of these reporting units using a discounted cash flow model. This model indicated a valuation that was far in excess of the Company’s market capitalization and management did not believe this could be used as the sole indicator of fair value. Accordingly, the Company engaged an independent business valuation firm to perform a valuation of these reporting units. The independent firm utilized a method combining the income approach and the market approach. The income approach is based on the present value of future economic benefits that accrue to the shareholders. The market approach establishes value through the analysis of the market price of the common stock of comparable, publicly traded companies. The independent firm’s conclusion of the value of Dynamex was derived by applying a weight of 30% to the value determined under the income approach and 70% to the value determined under the market approach. Using this valuation as the purchase price in a purchase price allocation model, the implied value of the goodwill for the United States segment was approximately $36.5 million, compared to a carrying value of approximately $66.5 million. As a result, the Company recognized a goodwill impairment loss related to this segment of $30 million. Although the performance of the United States operations has improved, the large amount of goodwill recorded during the competitive acquisition environment of the late 1990s was not fully supported by the valuation model. The implied value of the goodwill for the Company’s Canadian operations was in excess of $29 million compared to a carrying value of approximately $8 million. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recorded the $30 million charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. In fiscal 2003 and 2004, the Company performed its annual goodwill impairment test as of the first day of the fourth quarter. Based on this test, the fair value of the goodwill exceeded the carrying amount in both periods.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2004	2003
Equipment	$15,399	$14,067
Software	5,036	5,280
Furniture	1,949	1,717
Vehicles	618	782
Leasehold improvements	2,656	2,267
Other	969	206

	26,627	24,319
Less accumulated depreciation	(21,896)	(20,032)

Property and equipment - net	$4,731	$4,287

DYNAMEX INC.
Notes to the Consolidated Financial Statements

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 31,
	2004	2003
Salaries and wages	$5,135	$3,759
Independent contractor settlements	4,458	3,882
Workers’ compensation	1,846	1,958
Vacation	1,761	2,148
Interest	51	91
Deferred Revenue	919	429
Taxes - other	1,036	592
Other	2,340	1,946

Total accrue liabilities	$17,546	$14,805

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	July 31,
	2004	2003
Revolving credit facility (a)	$10,000	$—
Bank credit agreement (b)	—	19,616
Seller financing notes and other (c)	—	228

	10,000	19,844
Less current portion	—	(5,728)

Long-term debt	$10,000	$14,116

a)	Revolving Credit Agreement

On March 2, 2004, the Company replaced its existing bank credit agreement with a new $30 million Senior Secured, Revolving Credit Facility that matures on November 30, 2007, (the “Revolving Credit Facility”). Under the terms of the new facility, interest is payable quarterly at prime, or LIBOR plus a margin ranging from 1.25% to 1.75% (1.5% at July 31, 2004), based on the ratio of Funded Debt to EBITDA, as defined in the Revolving Credit Facility. There are no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined. Amounts outstanding under the Revolving Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Revolving Credit Facility also contains restrictions on incurring additional debt and investments by the Company. Amounts outstanding under the Revolving Credit Facility at July 31, 2004 included borrowings of $10 million and outstanding letters of credit totaling $4.1 million.

In conjunction with the Bank Credit Agreement described below, the Company entered into an interest rate protection arrangement effective June 20, 2003 for a notional amount of $13 million. The notional amount decreases by $1.375 million per quarter until maturity, and as of July 31, 2004, the notional amount was $6.125 million. The interest rate has been fixed at LIBOR plus a margin of 1.49% (2.99% at July 31, 2004). This arrangement matures November 30, 2005. At July 31, 2004, unpaid settlements related to the interest rate swap were not material. The fair value of the Company’s interest rate protection arrangement was an asset of approximately $30 at both July 31, 2004 and 2003. The counter party to this agreement is a major financial institution with which the Company also has other financial relationships. The Company believes that the risk

DYNAMEX INC.
Notes to the Consolidated Financial Statements

of loss due to nonperformance by the counter party to this agreement is remote and, in any event, the amount of such loss would be immaterial to the Company’s results of operations. At July 31, 2004 the weighted average interest rate for all outstanding borrowings was approximately 4.85%.

b)	Bank Credit Agreement

The Third Amendment to the Third Amended and Restated Credit Agreement (the “Bank Credit Agreement”) was executed May 30, 2003 and paid in full with proceeds from the Revolving Credit Facility in March 2004. The revolving portion of the Bank Credit Agreement was governed by an eligible accounts receivable borrowing base agreement, defined as 80% of accounts receivable less than 60 days past due. Required principal payments on the amortizing term loan consisted of $1.375 million quarterly, with a final payment of $625 due on November 30, 2005. Interest on outstanding borrowings was payable monthly at prime plus a margin ranging from 0.5% to 0%, or LIBOR plus a margin ranging from 3.5% to 2%, based on the ratio of Total Debt to EBITDA, as defined. In addition, the Company was required to pay a commitment fee for any unused amounts of the revolving credit facility, ranging from 0.5% to 0.25% per annum based on the ratio of Total Debt to EBITDA.

c)	Seller Financing Notes and Other

In connection with various acquisitions the Company issued various notes to the sellers of those businesses. In addition, during 2001, the Company negotiated extended payment terms on contingent consideration due to former owners pursuant to the various purchase agreements, and converted $1,240 of the cash payments due into notes payable. These notes were paid in full during August 2003.

Scheduled principal payments in each of the next five years and thereafter on long-term debt obligations are as follows:

2005	$—
2006	—
2007	10,000
2008	—
2009	—
Thereafter	—

$10,000

7.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.

At July 31, 2004, minimum annual lease payments for such operating leases are as follows:

2005	$5,835
2006	4,732
2007	3,275
2008	2,173
2009	1,380
Thereafter	765

$18,160

Rent expense related to operating leases amounted to approximately $10,276, $8,501, and $8,222 for the years ended July 31, 2004, 2003 and 2002, respectively.

DYNAMEX INC.
Notes to the Consolidated Financial Statements

CONTINGENCIES

The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

8.	INCOME TAXES

The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2004	2003	2002
Canada	$5,671	$4,404	$2,591
United States	8,599	6,133	4,076

	$14,270	$10,537	$6,667

The provision for income tax before the deferred tax impact of the cumulative effect of change in accounting principle consisted of the following:

	Years ended July 31,
	2004	2003	2002
Current tax expense:
Canada	$2,051	$1,619	$1,455
United States - Federal	89	32	2,164
United States - States	526	284	100

Total current tax expense	2,666	1,935	3,719

Deferred tax expense (benefit):
Canada	27	—	44
United States - Federal	(1,589)	765	503
United States - States	333	259	(608)

Total deferred tax expense (benefit)	(1,229)	1,024	(61)

Total income tax provision	$1,437	$2,959	$3,658

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) and consisted of the following components:

DYNAMEX INC.
Notes to the Consolidated Financial Statements

	July 31,
	2004	2003
Deferred tax asset:
Allowance for doubtful accounts	$206	$187
Fixed assets	(311)	(187)
Amortization of intangibles	7,413	8,888
Accrued vacation	454	537
Accrued liabilities and other	1,699	1,254
Stock option expense	121	—
Charitable contribution carryover	—	24
Foreign tax credit carryforward	1,566	939
WOTC tax credit carryforward	127	127
State net operating loss carryforward	1,022	1,147
Federal net operating loss carryforward	2,375	4,150
Alternative minimum tax credit	127	—

Total deferred tax benefits	14,799	17,066
Less valuation allowance	(754)	(4,277)

Net deferred tax asset	14,045	12,789

Deferred tax liability:
Fixed assets	(776)	(749)

Total deferred tax liability	(776)	(749)

Net deferred tax asset	$13,269	$12,040

Financial statements:
Current deferred tax asset	$2,359	$1,976

Non-current deferred tax asset	$10,910	$10,064

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the net operating loss carryforward totaling $10.3 million at January 31, 2004 would be realized based on first-half results for the current year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the remaining valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has provided a valuation allowance of approximately $627 and $127 against a foreign tax credit carryforward and a WOTC tax credit carryforward, respectively. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

The Company has a federal net operating loss carryforward of $6.6 million as of July 31, 2004. This carryforward is available to offset future United States federal taxable income. The net operating losses expire as follows:

DYNAMEX INC.
Notes to the Consolidated Financial Statements

Year of
Expiration	Amount
2020	$2,357
2021	1,507
2022	2,734

$6,598

The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2004. Such earnings are intended to be reinvested indefinitely.

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2004	2003	2002
Income taxes at statutory rate	$4,852	$3,582	$2,266
Effect on taxes resulting from:
State taxes	859	599	467
Foreign	227	1,265	619
Increase (decrease) in valuation allowance	(3,523)	(753)	(950)
Utilization of net operating losses as a result of changes in the U.S. tax laws		—	448
Foreign previously taxed income		(1,107)	—
Other (including permanent differences)	(978)	(627)	808

	$1,437	$2,959	$3,658

9.	RESERVE FOR DOUBTFUL ACCOUNTS

The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Additions Charged		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Deductions	Year
Fiscal year ended:
July 31, 2004	$721	$919	$889	$751
July 31, 2003	562	896	737	721
July 31, 2002	772	623	833	562

10.	STOCK OPTION PLAN

Effective June 5, 1996, the Company’s stockholders approved the Amended and Restated 1996 Stock Option Plan (the “Option Plan”). The Option Plan has been subsequently amended to increase the maximum aggregate amount of common stock with respect to which options may be granted to 1,300,000 shares. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date. The options expire 10 years from the date of grant.

DYNAMEX INC.
Notes to the Consolidated Financial Statements

Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Results for prior periods have not been restated. During the year ended July 31, 2004, the Company recognized $318 of stock based compensation.

Prior to August 1, 2003, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. The exercise price of stock options granted was equal to the market price of the stock on the date of grant; therefore, using the intrinsic value method to value the options, no compensation cost had been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

	Years ended July 31,
	2004	2003	2002
Net income (loss):	$12,833	$7,578	$(16,252)
As reported
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	—	416	601

Pro forma	$12,833	$7,162	$(16,853)

Earnings (loss) per share - assuming dilution:
Basic - as reported	$1.13	$0.68	$(1.53)
Basic - pro forma	1.13	0.64	(1.58)
Diluted - as reported	1.11	0.67	(1.53)
Diluted - pro forma	1.11	0.63	(1.58)

The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0% for all years; expected volatility of 83%, 76% and 73%; risk-free interest rate of 4.7%, 4.1% and 5.1%, and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2004, 2003 and 2002 was $6.67, $3.13 and $1.86, respectively.

DYNAMEX INC.
Notes to the Consolidated Financial Statements

Stock option activity during the periods indicated is as follows:

	Years ended July 31,
	2004	2003	2002
Number of shares under option:
Outstanding at beginning of year	861,180	858,180	677,780
Granted	181,000	10,000	208,000
Exercised	(226,480)	(1,200)	—
Canceled	(16,620)	(5,800)	(27,600)

Outstanding at end of year	799,080	861,180	858,180

Exercisable at end of year	516,600	639,530	523,394

Weighted average exercise price:
Granted	$13.89	$3.83	$2.29
Exercised	3.38	2.25	—
Canceled	2.57	9.25	2.94
Outstanding at end of year	7.23	4.73	4.77
Exercisable at end of year	6.11	5.61	6.04

The following table summarizes information about stock options outstanding at July 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price
$1.40 - 2.24	103,200	6.05	$1.48	84,560	$1.49
$2.25 - 3.00	228,950	6.90	2.30	135,110	2.29
$3.01 - 7.00	7,500	8.45	3.83	7,500	3.83
$7.01 - 10.00	168,000	2.07	7.97	168,000	7.97
$10.01 - 12.00	111,430	3.57	11.05	111,430	11.05
$12.01 - 14.00	180,000	9.87	13.89	10,000	12.10

	799,080	6.00	$7.23	516,600	$6.11

11.	EMPLOYEES’ DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2004, 2003 and 2002.

12.	SHAREHOLDER RIGHTS AGREEMENT

In June 1996, the Board of Directors of the Company approved a Rights Agreement which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, the Board of Directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock on May 31, 1996. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Series A Preferred Stock, at a price of $45.00

DYNAMEX INC.
Notes to the Consolidated Financial Statements

per one one-hundredth of a share of Series A preferred Stock, subject to possible adjustment.

13.	SEGMENT INFORMATION

Dynamex Inc. operates in one reportable business segment, same-day delivery services. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2004, 2003 and 2002:

	United
	States	Canada	Total
2004
Sales	$192,881	$94,975	$287,856
Operating income	8,544	6,950	15,494
Identifiable assets	74,771	27,301	102,072
Goodwill, net	36,111	9,160	45,271
Capital expenditures	2,058	185	2,243
Depreciation and amortization	1,583	286	1,869
Amortization of intangibles	21	—	21
2003
Sales	$165,374	$85,427	$250,801
Operating income	6,767	5,624	12,391
Identifiable assets	72,776	22,765	95,541
Goodwill, net	36,111	8,632	44,743
Capital expenditures	1,454	290	1,744
Depreciation and amortization	1,712	379	2,091
Amortization of intangibles	21	12	33
2002
Sales	$157,834	$78,111	$235,945
Operating income	5,773	4,373	10,146
Identifiable assets	72,957	20,913	93,870
Goodwill, net	36,111	7,628	43,739
Capital expenditures	947	415	1,362
Depreciation and amortization	2,283	589	2,872
Amortization of intangibles	21	64	85

DYNAMEX INC.
Notes to the Consolidated Financial Statements

14. QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands except per share amounts and business days):

		Quarter Ended
	October 31,	January 31,	April 30,	July 31,
2004
Sales	$70,073	$69,375	$74,016	$74,392
Gross profit	19,623	19,563	20,926	21,257
Net income	2,250	5,219	2,300	3,064
Net income per share:
Basic	0.20	0.46	0.20	0.27
Assuming dilution	0.20	0.45	0.20	0.26

Average shares outstanding	11,237	11,271	11,351	11,396

Number of business days	64.3	60.4	63.8	63.0

2003
Sales	$61,732	$59,331	$62,146	$67,592
Gross profit	18,423	17,334	17,825	19,369
Net income	1,968	1,307	2,098	2,205
Net income per share:
Basic	0.18	0.12	0.19	0.20
Assuming dilution	0.17	0.12	0.18	0.19

Average shares outstanding	11,207	11,208	11,208	11,208

Number of business days	64.4	61.4	61.8	64.0

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1(2)	—	Restated Certificate of Incorporation of Dynamex Inc.

3.2(3)	—	Bylaws, as amended and restated, of Dynamex Inc.

4.1(2)	—	Rights Agreement between Dynamex Inc. and Harris Trust and Savings Bank, dated July 5, 1996.

4.2(5)	—	Amendment No. 1 to Rights Agreement between Dynamex Inc. and ComputerShare Investor Services, LLC (formerly Harris Trust and Savings Bank), dated January 11, 2001

4.3(5)	—	Amendment No. 2 to Rights Agreement between Dynamex Inc. and ComputerShare Investor Services, LLC (formerly Harris Trust and Savings Bank), dated October 4, 2001

10.1(4)	—	Amendment No. 2 to Employment Agreement of Richard K. McClelland.

10.2(3)	—	Dynamex Inc. Amended and Restated 1996 Stock Option Plan.

10.3(2)	—	Marketing and Transportation Services Agreement, between Purolator Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November 20, 1995.

10.4(2)	—	Form of Indemnity Agreements with Executive Officers and Directors.

10.10(5)	—	Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated November 9, 2001.

10.11(6)	—	First Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated September 27, 2002.

10.12(6)	—	Second Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated October 4, 2002.

10.13(7)	—	Third Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated May 30, 2003.

10.14(8)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.

11.1	—	Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1(1)	—	Subsidiaries of the Registrant.

23.1(1)	—	Consent of BDO Seidman, LLP.

31.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) Or 17 CFR 240.15d – 14(a)

31.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) Or 17 CFR 240.15d – 14(a)

32.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2001, and

E-1

incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

E-2