Form 10-Q
period 2004-10-31
DYNAMEX INC
filed 2004-12-06
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 1, 2004 was 11,486,397 shares.

PART I
FINANCIAL INFORMATION

Item 1.             Financial Statements

DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31, 2004	July 31, 2004
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$4,712	$7,927
Accounts receivable (net of allowance for doubtful accounts of $822 and $751, respectively)	31,351	27,355
Prepaid and other current assets	4,109	1,825
Deferred income taxes	2,010	2,359
Total current assets	42,182	39,466

PROPERTY AND EQUIPMENT - net	5,043	4,731
GOODWILL	46,118	45,271
INTANGIBLES - net	461	475
DEFERRED INCOME TAXES	10,168	10,910
OTHER	1,346	1,219
Total assets	$105,318	$102,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$6,578	$5,216
Accrued liabilities	15,919	17,546
Total current liabilities	22,497	22,762

LONG-TERM DEBT	8,310	10,000
Total liabilities	30,807	32,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,486 and 11,435 outstanding, respectively	115	114
Additional paid-in capital	75,783	75,309
Accumulated deficit	(4,244)	(7,417)
Accumulated other comprehensive income	2,857	1,304
Total stockholders’ equity	74,511	69,310
Total liabilities and stockholders’ equity	$105,318	$102,072

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended October 31,
	2004	2003

Sales	$76,560	$70,073

Cost of sales:
Purchased transportation	48,437	43,945
Other direct costs	6,241	6,505
Cost of sales	54,678	50,450

Gross profit	21,882	19,623

Selling, general and administrative expenses:
Salaries and employee benefits	11,387	10,867
Other	5,007	4,617
Selling, general and administrative expenses	16,394	15,484

Depreciation and amortization	376	512
(Gain) loss on disposal of property and equipment	5	(19)

Operating income	5,107	3,646

Interest expense	157	332
Other income, net	(50)	(88)

Income before income taxes	5,000	3,402

Income taxes	1,827	1,152

Net income	$3,173	$2,250

Basic earnings per common share:	$0.28	$0.20

Diluted earnings per common share:	$0.27	$0.20

Weighted average shares:
Common shares outstanding	11,445	11,237
Adjusted common shares - assuming exercise of stock options	11,695	11,515

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended October 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$3,173	$2,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	376	512
Amortization of deferred bank financing fees	8	64
Provision for losses on accounts receivable	175	203
Stock option compensation	80	49
Deferred income taxes	1,092	493
Tax benefit realized by exercise of stock options	126	—
(Gain) loss on disposal of property and equipment	5	(19)
Changes in current operating assets and liabilities:
Accounts receivable	(4,171)	(3,203)
Prepaids and other current assets	(2,259)	268
Accounts payable and accrued liabilities	(263)	(488)
Net cash provided by (used in) operating activities	(1,658)	129

INVESTING ACTIVITIES
Purchase of property and equipment	(615)	(928)
Net proceeds from disposal of property and equipment	—	10
Purchase of investments	(154)	—
Net cash used in investing activities	(769)	(918)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,700)	(1,604)
Net payments under line of credit	—	1,000
Proceeds from stock option exercise	268	107
Other assets and deferred financing fees	—	(190)
Net cash used in financing activities	(1,432)	(687)

EFFECT OF EXCHANGE RATES ON CASH	644	373

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,215)	(1,103)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,927	4,338
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,712	$3,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$112	$282
Cash paid for taxes	$855	$462

See accompanying notes to the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                                      Summary of Significant Accounting Polices

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

•                                          Dynamex Fleet Services, Inc. (U.S.)

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

The accompanying interim financial statements are unaudited.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2004.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2004, the results of its operations for the three month periods ended October 31, 2004 and 2003, and cash flows for the three month periods ended October 31, 2004 and 2003.  The tax provision for the three month periods ended October 31, 2004 and 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

Certain reclassifications have been made to conform prior period data to the current presentation.

2.                                      Comprehensive Income

The three components of comprehensive income are net income, foreign currency translation adjustments and unrealized gains (losses) on investments.  Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants.  Comprehensive income for the three months ended October 31, 2004 was as follows:

	Three months ended October 31,
	2004	2003

Net income	$3,173	$2,250

Unrealized gains on investments	6	—
Foreign currency translation gain	1,547	1,026

Comprehensive income	$4,726	$3,276

3.                                      Intangibles

At October 31, 2004, intangibles and related amortization expense for the three months ended October 31, 2004 and 2003 consisted of the following:

		Accumulated		Amortization expense Three months ended October 31,
	Asset	amortization	Net	2004	2003

Deferred bank financing fees	$124	$(20)	$104	$8	$64

Trademarks and other	470	(113)	357	5	5

Total	$594	$(133)	$461	$13	$69

Amortization of deferred financing fees is classified as interest expense in the condensed statements of consolidated operations.  Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $55 for 2005, $53 for 2006, $52 for 2007, $29 for 2008 and $18 in 2009.

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

	Three months ended October 31,
	2004	2003

Net income	$3,173	$2,250

Weighted average common shares outstanding	11,445	11,237

Common share equivalents related to options	250	278

Common shares and common share equivalents	11,695	11,515

Net income per common share:
Basic	$0.28	$0.20
Diluted	$0.27	$0.20

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

General

The Company, through its national network of same-day delivery and logistics operations, is the leading provider of such services in the United States and Canada.

A significant portion of the Company’s revenues are generated in Canada.  For the three month period ended October 31, 2004, Canadian revenues accounted for approximately 33.1% of total consolidated revenue, compared to 34.1% for the same period in 2003.  The exchange rate between the Canadian dollar and the U.S. dollar increased 5.9% in the three month period ended October 31, 2004 compared to the corresponding period in the prior year.  Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2004 would have accounted for 31.8% of total sales.

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

Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing, facilities management, bad debts, insurance, and workers’ compensation costs.  Substantially all of the drivers used by the Company provide their own vehicles, and approximately 92% of these owner-operators are independent contractors as opposed to employees of the Company.  Drivers and messengers are generally compensated based on a percentage of the delivery charge.  Consequently, the Company’s driver and messenger costs are variable in nature.  To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

Selling, general and administrative expenses (“SG & A”) include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions.  Also included in SG & A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

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

During the three months ended October 31, 2004, sales to Office Depot, Inc. represented approximately 9.9% of the Company’s revenue.  Management believes that sales to this customer may exceed 10% of consolidated sales for the full fiscal year.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America.  The Company believes certain critical accounting policies, as set forth in the Company’s Form 10-K for the year ended July 31, 2004, affect its more significant judgments and estimates used in the preparation of financial statements.  As of, and for the three month period ended October 31, 2004, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended October 31,
	2004	2003

Sales	100.0%	100.0%

Cost of sales:
Purchased transportation	63.3%	62.7%
Other direct costs	8.1%	9.3%
Cost of sales	71.4%	72.0%

Gross profit	28.6%	28.0%

Selling, general and administrative expenses:
Salaries and employee benefits	14.9%	15.5%
Other	6.5%	6.6%
Selling, general and administrative expenses	21.4%	22.1%

Depreciation and amortization	0.5%	0.7%
(Gain) loss on disposal of property and equipment	0.0%	0.0%

Operating income	6.7%	5.2%

Interest expense	0.2%	0.5%
Other income, net	-0.1%	-0.1%

Income before income taxes	6.6%	4.8%

Income taxes	2.4%	1.6%

Net income	4.2%	3.2%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended October 31,
	2004		2003
Sales by service type:
On demand	$30,640	40.0%	$30,712	43.8%
Scheduled/distribution	22,062	28.8%	18,475	26.4%
Outsourcing	23,858	31.2%	20,886	29.8%
Total sales	$76,560	100.0%	$70,073	100.0%

Sales by country:
United States	$51,228	66.9%	$46,166	65.9%
Canada	25,332	33.1%	23,907	34.1%
Total sales	$76,560	100.0%	$70,073	100.0%

Three months ended October 31, 2004 compared to three months ended October 31, 2003

Net income for the three months ended October 31, 2004 was $3.2 million ($0.27 per fully diluted share) compared to $2.3 million ($0.20 per fully diluted share) for the three months ended October 31, 2003.  The increase is attributable to increased sales, and a higher gross profit margin, which was offset in part by higher SG & A expenses and income taxes.

Sales for the three months ended October 31, 2004 were $77 million, a 9.3% increase over the sales in the same period in 2003 of $70 million.  U.S. sales increased 11% and Canadian sales increased 5.9%.  The current year quarter had one less business day than the prior year.  On a sales per day basis, sales increased 10.8% in the current year quarter versus the prior year.  The average conversion rate between the Canadian dollar and the U.S. dollar increased 5.9% over the prior year quarter, which had the effect of increasing sales for the three months ended October 31, 2004 by approximately $1.4 million had the conversion rate been the same as the prior year period.  Excluding the effect of this increase, sales per day would have been approximately 8.8% higher in the current quarter compared to the prior year. Canadian sales per day in Canadian dollars increased approximately 1.6% this quarter compared to last year.

Cost of sales for the three months ended October 31, 2004 increased $4.2 million, or 8.4%, to $54.7 million from $50.5 million for the same period in the prior year.  Cost of sales, as a percentage of sales was 71.4% for the three months ended October 31, 2004, the same as the fourth quarter of FY 2004 but lower than the 72% for the same period in the prior year.  The primary reason for the decrease in cost of sales percentage is a cost saving measure implemented in the U.S.  Management expects the gross margin to decline slightly in future quarters as sales of scheduled, distribution and outsourcing services continue to grow at a faster rate than on-demand sales.  On-demand sales generally produce a higher gross margin primarily due to the smaller size of delivery vehicles compared to other services; however, on-demand services are transaction intensive, requiring higher SG & A costs compared to other services.  While on-demand sales will continue to be a major component of the Company’s comprehensive service menu, management expects on-demand sales will comprise a smaller portion of overall sales as scheduled, distribution and outsourcing services likely will account for the majority of future growth.

SG & A expenses for the three months ended October 31, 2004 increased $.9 million, or 5.9%, to $16.4 million from $15.5 million for the same period in the prior year.  Approximately $280 of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar.  Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and benefits ($260).  This increase is primarily attributable to additional personnel necessary to manage the new business and pay commissions on those sales.  The Company also incurred the following incremental SG & A expenses in this quarter compared to the same quarter in the prior year: stock options expense ($30), software maintenance costs ($75) and Sarbanes-Oxley consultant costs ($50).  As a percentage of sales, SG & A expenses were 21.4% for the three months ended October 31, 2004, compared to 22.1% in the same period last year.

For the three months ended October 31, 2004, depreciation and amortization was $376 compared to $512 for the same period in the prior year.  Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.

Interest expense was $157, a decrease of $175 or 52.7% for the current quarter.  This decrease is primarily attributable to lower outstanding debt and a lower interest rate.  Interest expense as a percentage of sales was 0.2% in the current quarter compared to 0.5% in the prior period.

The effective income tax rate was 36.5% for the current quarter compared to 33.9% for the prior year.

Liquidity and Capital Resources

Net cash used in operating activities was $1.7 million for the three months ended October 31, 2004 compared to $.1 million net cash provided by operating activities for the same period in 2003.  The large increase in accounts receivable in the three months ended October 31, 2004 is due primarily to the increase in sales during that period and is consistent with changes in the prior year quarter.  In addition, cash was required to prepay annual insurance premiums during the three months ended October 31, 2004 as opposed to the prior year, when insurance premiums were billed and paid on a monthly basis.  Net cash provided by operations, prior to changes in current operating assets and liabilities, was $5.0 million for the three months ended October, 2004 compared to $3.6 million for the three months ended October 31, 2003 due primarily to higher net income.

Capital expenditures for the three months ended October 31, 2004 were approximately $0.6 million.  These expenditures relate primarily to improvements in the Company’s technology infrastructure to support its operations.  Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year.  The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.

On March 2, 2004, the Company replaced its existing bank credit agreement with a new $30,000,000 Senior Secured, Revolving Credit Facility that matures on November 30, 2007.  Under the terms of the new facility, interest is payable quarterly at prime, or LIBOR plus a margin ranging from 1.25% to 1.75% (1.5% at October 31, 2004), based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility.  There are no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined.  Amounts outstanding under the Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.  The Credit Facility also contains restrictions on incurring additional debt and investments by the Company.  Amounts outstanding under the Revolving Credit Facility at October 31, 2004 included borrowings of $8.3 million and outstanding letters of credit totaling $4.1 million.

The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $5.5 million (7.2% of sales) for the three months ended October 31, 2004, compared to $4.2 million (6.1% of sales) in the same period last year.  The increase as a percentage of sales is due to the higher gross margin, partially offset by the increased SG & A costs mentioned above including salaries and wages, stock options expense, software maintenance, and Sarbanes-Oxley consultant costs.  Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses.  EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles.  In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.  The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended October 31,
	2004	2003

Net income	$3,173	$2,250
Adjustments:
Income tax expense	1,827	1,152
Interest expense	157	332
Depreciation and amortization	376	512
EBITDA	$5,533	$4,246

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

Certain Tax Matters Related to Drivers

Substantially all of the Company’s drivers supply their own vehicles and as of October 31, 2004, over 92% of these owner-operators were independent contractors as opposed to employees of the Company.  The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors.  From time to time, taxing authorities in the U.S. and Canada have sought to assert that owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors.  The Company believes that the owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws.  However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change.  If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase.  Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers.  Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or require the Company to restate financial information from prior periods.  The Company had filed for an income tax refund for prior years in the U.S., and the Internal Revenue Service (the “IRS”) elected to audit the amended returns for those periods.  As part of this process, the IRS conducted an employment tax audit including a review of our use of independent contractors and concluded that no reclassification of independent contractors was required.

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

Claims Exposure

As of October 31, 2004, the Company utilized the services of approximately 4,400 drivers and messengers.  From time to time such persons are involved in accidents or other activities that may give rise to liability claims.  The Company currently carries liability insurance with a per occurrence and an aggregate limit of $20 million.  Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35 to $75).  The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers.  There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future.  If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected.  In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Permits and Licensing

The Company’s delivery operations are subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses.  Failure by the Company to maintain required certificates, permits or licenses or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

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

Risks Associated with the Same-day Transportation Industry; General Economic Conditions

The Company’s sales and earnings are especially sensitive to events that affect the same-day transportation industry including extreme weather conditions, economic factors affecting the Company’s customers and shortages of or disputes with labor, any of which could result in the Company’s inability to service its clients effectively or the inability of the Company to profitably manage its operations.  In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company’s services.

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

Fuel Costs

The owner-operators utilized by the Company are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs.  The Company makes every reasonable effort to include fuel cost adjustments in customer billings that are paid to owner-operators to offset the impact of fuel price increases.  If future fuel cost adjustments are insufficient to offset owner-operators’ costs, the Company may be unable to attract a sufficient number of owner-operators which may negatively impact the Company’s business, financial condition and results of operations.

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

•                                          Failure of the Company to maintain required certificates, permits or licenses or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate.  Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.5 million and a decrease in quarterly net income of approximately $.1 million.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of the Company’s management.

Interest Rate Exposure

The Company has entered into an interest rate protection arrangement on a portion of the Credit Facility.  The interest rate has been fixed at the LIBOR margin plus 1.49% (2.99% at October 31, 2004).  This hedging agreement expires on November 30, 2005.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase.  Based on this model, a 10% increase would result in an increase in interest expense of approximately $13.  There can be no assurances that the above projected interest rate increase will materialize.  Fluctuations of interest rates are beyond the control of the Company’s management.

Item 4.           Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of October 31, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of its business.  Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

Item 6.           Exhibits and Reports on Form 8-K

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

Report on Form 8-K filed on September 17, 2004 concerning the September 15, 2004 press release announcing fourth quarter fiscal year 2004 results.

Report on Form 8-K filed on September 20, 2004 reporting the election of David P. Fortune to the position of Corporate Controller.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated:	December 6, 2004	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated:	December 6, 2004	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated:	December 6, 2004	by	/s/ David P. Fortune
David P. Fortune
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