Form 10-Q
period 2005-01-31
DYNAMEX INC
filed 2005-03-09
CIK 1015483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 1, 2005 was 11,585,897 shares.

INDEX

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets January 31, 2005 (Unaudited) and July 31, 2004	2

Condensed Statements of Consolidated Operations (Unaudited) Three and six months ended January 31, 2005 and 2004	3

Condensed Statements of Consolidated Cash Flows (Unaudited) Six months ended January 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

Exhibit Index	E-1

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,	July 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$8,257	$7,927
Accounts receivable (net of allowance for doubtful accounts of $733 and $751, respectively)	31,049	27,355
Prepaid and other current assets	2,667	1,825
Deferred income taxes	2,088	2,359
Total current assets	44,061	39,466

PROPERTY AND EQUIPMENT - net	4,943	4,731
GOODWILL	45,973	45,271
INTANGIBLES - net	447	475
DEFERRED INCOME TAXES	9,210	10,910
OTHER	1,474	1,219
Total assets	$106,108	$102,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$7,421	$5,910
Accrued liabilities	15,058	16,852
Total current liabilities	22,479	22,762

LONG-TERM DEBT	5,810	10,000
Total liabilities	28,289	32,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,585 and 11,435 outstanding, respectively	116	114
Additional paid-in capital	76,768	75,309
Accumulated deficit	(1,684)	(7,417)
Accumulated other comprehensive income	2,619	1,304
Total stockholders’ equity	77,819	69,310
Total liabilities and stockholders’ equity	$106,108	$102,072

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004

Sales	$78,756	$69,375	$155,316	$139,449

Cost of sales:
Purchased transportation	50,511	43,537	98,948	87,482
Other direct costs	6,461	6,425	12,875	13,074
Cost of sales	56,972	49,962	111,823	100,556

Gross profit	21,784	19,413	43,493	38,893

Selling, general and administrative expenses:
Salaries and employee benefits	12,206	11,213	23,593	22,080
Other	5,171	5,016	10,005	9,489
Selling, general and administrative expenses	17,377	16,229	33,598	31,569

Depreciation and amortization	369	467	745	979
(Gain) loss on disposal of property and equipment	(2)	(2)	3	(20)

Operating income	4,040	2,719	9,147	6,365

Interest expense	116	322	273	654
Other income, net	(54)	(14)	(104)	(103)

Income before income taxes	3,978	2,411	8,978	5,814

Income taxes	1,417	(2,808)	3,244	(1,656)

Net income	$2,561	$5,219	$5,734	$7,470

Basic earnings per common share:	$0.22	$0.46	$0.50	$0.66

Diluted earnings per common share:	$0.22	$0.45	$0.49	$0.65

Weighted average shares:
Common shares outstanding	11,547	11,271	11,496	11,254
Adjusted common shares - assuming exercise of stock options	11,798	11,535	11,732	11,499

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$5,734	$7,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	745	979
Amortization of deferred bank financing fees	17	128
Provision for losses on accounts receivable	233	382
Stock option compensation	275	202
Deferred income taxes	1,971	(2,840)
Tax benefit realized by exercise of stock options	126	—
(Gain) loss on disposal of property and equipment	3	(20)
Changes in current operating assets and liabilities:
Accounts receivable	(3,927)	(2,507)
Prepaids and other current assets	(851)	585
Accounts payable and accrued liabilities	(279)	(267)
Net cash provided by operating activities	4,047	4,112

INVESTING ACTIVITIES
Purchase of property and equipment	(888)	(1,198)
Proceeds from sale of property and equipment	2	12
Purchase of investments	(210)	—
Net cash used in investing activities	(1,096)	(1,186)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(2,979)
Net payments under line of credit	(4,201)	1,000
Proceeds from stock option exercise	1,059	555
Other assets and deferred financing fees	—	(546)
Net cash used in financing activities	(3,142)	(1,970)

EFFECT OF EXCHANGE RATES ON CASH	521	342

NET INCREASE IN CASH AND CASH EQUIVALENTS	330	1,298
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,927	4,338
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,257	$5,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$266	$491
Cash paid for taxes	$1,483	$982

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Polices

Description of Business - Dynamex Inc. (the “Company” or “Dynamex”) provides same-day delivery and logistics services in the United States and Canada.  The Company’s primary services are (i) same-day, on-demand delivery, (ii) local and regional distribution and (iii) fleet outsourcing and facilities management.

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

•         Dynamex Canada Corp. (Canada)

•         Alpine Enterprises Ltd. (Canada)

•         Roadrunner Transportation, Inc. (U.S.)

•         New York Document Exchange Corp. (U.S.)

Basis of presentation - The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  All dollar amounts in the financial statements and notes to the financial statements, except per share data, are stated in thousands of dollars unless otherwise indicated.  Except as otherwise indicated, references to years mean the Company’s fiscal year ending July 31, 2004 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

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

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2005, the results of its operations for the three and six month periods ended January 31, 2005 and 2004, and cash flows for the six month periods ended January 31, 2005 and 2004.  The tax provision for the six month periods ended January 31, 2005 and 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

Certain reclassifications have been made to conform prior period data to the current presentation.

2.             Comprehensive Income

The three components of comprehensive income are net income, foreign currency translation adjustments and unrealized gains (losses) on investments.  Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants.  These investments have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Comprehensive income for the three and six months ended January 31, 2005 and 2004 was as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004

Net income	$2,561	$5,219	$5,734	$7,470

Unrealized gains on investments	31	—	37	—
Foreign currency translation gain (loss)	(270)	(112)	1,277	914

Comprehensive income	$2,322	$5,107	$7,048	$8,384

3.             Intangibles

At January 31, 2005, intangibles and related amortization expense for the three and six months ended January 31, 2005 and 2004 consisted of the following:

		Accumulated
	Asset	amortization	Net

Deferred bank financing fees	$124	$(28)	$96

Trademarks and other	470	(119)	351

Total	$594	$(147)	$447

	Amortization expense		Amortization expense
	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Deferred bank financing fees	$9	$64	$17	$128

Trademarks and other	6	5	11	11

Total	$15	$69	$28	$139

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

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004

Net income	$2,561	$5,219	$5,734	$7,470

Weighted average common shares outstanding	11,547	11,271	11,496	11,254

Common share equivalents related to options	251	264	236	245

Common shares and common share equivalents	11,798	11,535	11,732	11,499

Net income per common share:
Basic	$0.22	$0.46	$0.50	$0.66
Diluted	$0.22	$0.45	$0.49	$0.65

5.             Commitments and Contingencies

The Company has entered into an agreement with a vehicle leasing company, guaranteeing lease payments on approximately 20 vehicles leased to independent contractors.  The agreement runs through January 2007 and the maximum potential amount of future payments that Dynamex could be required to make is approximately $600.  The independent contractors use these vehicles to service a specific customer contract whose term runs concurrent with the guarantee.  Should an independent contractor default on their lease, the Company would facilitate the transfer of the leased vehicle to a new independent contractor to complete the service commitment to the customer.  In addition, the Company currently holds security deposits from these independent contracts which would be used to offset any lease payments required to be made by Dynamex.

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

A significant portion of the Company’s revenues are generated in Canada.  For the six month period ended January 31, 2005, Canadian revenues accounted for approximately 33.6% of total consolidated revenue, compared to 34% for the same period in 2004.  The exchange rate between the Canadian dollar and the U.S. dollar increased 6.9% in the six month period ended January 31, 2005 compared to the corresponding period in the prior year.  Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2005 would have accounted for 32.2% of total sales.

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

Cost of sales consist of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing, sorting costs, facilities management, bad debts, insurance, and workers’ compensation costs.  As of January 31, 2005, substantially all of the drivers used by the Company provided their own vehicles and 99% of these owner-operators were independent contractors as opposed to employees of the Company.  Drivers and messengers are generally compensated based on a percentage of the delivery charge.  Consequently, the Company’s driver and messenger costs are variable in nature.  To the extent that drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

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

Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or dedicated fleet management services because driver compensation for on-demand services is generally lower as a percentage of sales from such services primarily due to the size of the vehicles required.  However, local and regional distribution and dedicated fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing.  As a result of these variances, the Company’s gross margin is dependent in part on the mix of business for a particular period.

During the six months ended January 31, 2005, sales to Office Depot, Inc. represented approximately 9.7% of the Company’s revenue.  Management believes that sales to this customer may exceed 10% of consolidated sales for the full fiscal year.

Except as otherwise indicated herein, all dollar amounts except per share data are stated in thousands of dollars.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America.  The Company believes certain critical accounting policies, as set forth in the Company’s Form 10-K for the year ended July 31, 2004, affect its more significant judgments and estimates used in the preparation of financial statements.  As of, and for the six month period ended January 31, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.1%	62.8%	63.7%	62.7%
Other direct costs	8.2%	9.3%	8.3%	9.4%
Cost of sales	72.3%	72.1%	72.0%	72.1%

Gross profit	27.7%	27.9%	28.0%	27.9%

Selling, general and administrative expenses:
Salaries and employee benefits	15.5%	16.2%	15.2%	15.8%
Other	6.6%	7.2%	6.4%	6.8%
Selling, general and administrative expenses	22.1%	23.4%	21.6%	22.6%

Depreciation and amortization	0.5%	0.7%	0.5%	0.7%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	5.1%	3.8%	5.9%	4.6%

Interest expense	0.1%	0.5%	0.2%	0.5%
Other income, net	-0.1%	0.0%	-0.1%	-0.1%

Income before income taxes	5.1%	3.3%	5.8%	4.2%

Income taxes	1.8%	-4.0%	2.1%	-1.2%

Net income	3.3%	7.3%	3.7%	5.4%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	January 31,
	2005		2004
Sales by service type:
On demand	$30,794	39.1%	$27,859	40.2%
Scheduled/distribution	23,636	30.0%	19,649	28.3%
Outsourcing	24,326	30.9%	21,867	31.5%
Total sales	$78,756	100.0%	$69,375	100.0%

Sales by country:
United States	$51,865	65.9%	$45,925	66.2%
Canada	26,891	34.1%	23,450	33.8%
Total sales	$78,756	100.0%	$69,375	100.0%

	Six months ended
	January 31,
	2005		2004
Sales by service type:
On demand	$61,406	39.5%	$58,559	42.0%
Scheduled/distribution	45,606	29.4%	38,136	27.3%
Outsourcing	48,304	31.1%	42,754	30.7%
Total sales	$155,316	100.0%	$139,449	100.0%

Sales by country:
United States	$103,093	66.4%	$92,091	66.0%
Canada	52,223	33.6%	47,358	34.0%
Total sales	$155,316	100.0%	$139,449	100.0%

Three months ended January 31, 2005 compared to the three months ended January 31, 2004

Net income for the three months ended January 31, 2005 was $2.6 million ($0.22 per fully diluted share) compared to $5.2 million ($0.45 per fully diluted share) for the three months ended January 31, 2004.  The prior year period includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million that was not recognized in prior years due to the uncertainty of realization.  Net income before income taxes increased 65% to $4.0 million in the current year from $2.4 in the prior year.  The increase is attributable to increased sales, and higher gross profit, which was offset in part by higher SG & A expenses.

Sales for the three months ended January 31, 2005 were $79 million, a 13.5% increase over the sales in the same period in 2004 of $69 million.  U.S. sales increased 12.9% and Canadian sales increased 14.6%.  The current year quarter had two more business days than the prior year.  On a sales per day basis, sales increased 10.4% in the current year quarter versus the prior year.  The average conversion rate between the Canadian dollar and the U.S. dollar increased 7.8% over the prior year quarter, which had the effect of increasing sales for the three months ended January 31, 2005 by approximately $1.9 million had the conversion rate been the same as the prior year period.  Excluding the effect of this increase, sales per day would have been approximately 7.7% higher in the current quarter compared to the prior year.  Canadian sales per day in Canadian dollars increased approximately 4.5% this quarter compared to last year.

Cost of sales for the three months ended January 31, 2005 increased $7.0 million, or 14.0%, to $57 million from $50 million for the same period in the prior year.  Cost of sales, as a percentage of sales was 72.3% for the three months ended January 31, 2005, compared to 72.1% for the same period in the prior year.  The current quarter, as well as the same quarter last year, was impacted by one-time costs and operating inefficiencies during the startup of significant new business.  In the current year, the Company also accepted, for a large new contract, a reduced margin during a two-month transition phase.  Management expects to realize normal profit margins on this new business in future quarters; however, management still expects the overall gross margin to be negatively pressured in future quarters as sales of local and regional distribution and outsourcing services continue to grow at a faster rate than on-demand sales.  On-demand sales generally produce a higher gross margin primarily due to lower driver commissions resulting from the smaller size of delivery vehicles compared to other services; however, on-demand services are transaction intensive, requiring higher SG & A costs compared to other services.  While on-demand sales will continue to be a major component of the Company’s comprehensive service menu, management expects on-demand sales will comprise a smaller portion of overall sales as local and regional distribution and outsourcing services likely will account for the majority of future growth.

SG & A expenses for the three months ended January 31, 2005 increased $1.2 million, or 7.1%, to $17.4 million from $16.2 million for the same period in the prior year.  Approximately one third of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar.  Excluding the impact of the exchange rate, salaries and benefits increased $715.  This increase is primarily attributable to additional personnel necessary to operate and manage the new business and the planned increase in sales personnel.  The Company also incurred the following incremental SG & A expenses in this quarter compared to the same quarter in the prior year: stock options expense ($42) and Sarbanes-Oxley related costs ($59).  As a percentage of sales, SG & A expenses were 22.1% for the three months ended January 31, 2005, compared to 23.4% in the same period last year.

For the three months ended January 31, 2005, depreciation and amortization was $369 compared to $467 for the same period in the prior year.  During the third quarter of FY 2005, the Company began implementation of a new Order/Entry/Dispatch system (“DECS”), an acronym for Dynamex Enterprise Computer System, which is expected to increase depreciation expense by approximately $50 per quarter.  Other than DECS, management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.

Interest expense was $116, a decrease of $206 or 64.0% for the current quarter.  This decrease is primarily attributable to lower outstanding debt.  Interest expense, as a percentage of sales, was 0.1% in the current quarter compared to 0.5% in the prior period.

The effective income tax rate was 35.6% for the current quarter.  The prior year period includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million that was not recognized in prior years due to the uncertainty of realization, resulting in a negative effective tax rate of 116%.

Six months ended January 31, 2005 compared to six months ended January 31, 2004

Net income for the six months ended January 31, 2005 was $5.7 million ($0.49 per fully diluted share) compared to $7.5 million ($0.65 per fully diluted share) for the six months ended January 31, 2004.  The prior year period includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million that was not recognized in prior years due to the uncertainty of realization.  Net income before income taxes increased 54% to $9.0 million in the current year from $5.8 in the prior year.  The increase is attributable to increased sales, and higher gross profit, which was offset in part by higher SG & A expenses.

Sales for the six months ended January 31, 2005 were $155 million, an 11.4% increase over the sales in the same period in 2004 of $139 million.  U.S. sales increased 11.9% and Canadian sales increased 10.2%.  The current year period had one more business day than the prior year.  On a sales per day basis, sales increased 11.7% in the current year period versus the prior year.  The average conversion rate between the Canadian dollar and the U.S. dollar increased 6.9% over the prior year period, which had the effect of increasing sales for the six months ended January 31, 2005 by approximately $3.4 million had the conversion rate been the same as the prior year period.  Excluding the effect of this increase, sales per day would have been approximately 8.2% higher in the current period compared to the prior year.  Canadian sales per day in Canadian dollars increased approximately 3.1% this period compared to last year.

Cost of sales for the six months ended January 31, 2005 increased $11.3 million, or 11.2%, to $111.8 million from $100.6 million for the same period in the prior year.  Cost of sales, as a percentage of sales was 72.0% for the six months ended January 31, 2005, compared to 72.1% for the same period in the prior year.  The current period, as well as the same period last year, was impacted by one-time costs and operating inefficiencies during the startup of significant new business.  In the current year, the Company also accepted, for a large new contract, a reduced margin during a two-month transition phase.  Management expects to realize normal profit margins on this new business in future periods; however, management still expects the overall gross margin to be negatively pressured in future quarters as sales of local and regional distribution and outsourcing services continue to grow at a faster rate than on-demand sales.  On-demand sales generally produce a higher gross margin primarily due to the smaller size of delivery vehicles compared to other services; however, on-demand services are transaction intensive, requiring higher SG & A costs compared to other services.  While on-demand sales will continue to be a major component of the Company’s comprehensive service menu, management expects on-demand sales will comprise a smaller portion of overall sales as local and regional distribution and outsourcing services likely will account for the majority of future growth.

SG & A expenses for the six months ended January 31, 2005 increased $2.0 million, or 6.4%, to $33.6 million from $31.6 million for the same period in the prior year.  Approximately one third of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar.  Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and benefits ($1,038).  This increase is primarily attributable to additional personnel necessary to manage the new business, commissions on new sales and the planned increase in sales personnel.  The Company also incurred the following incremental SG & A expenses in this period compared to the same period in the prior year: stock options expense ($72) and Sarbanes-Oxley related costs ($109).  As a percentage of sales, SG & A expenses were 21.6% for the six months ended January 31, 2005, compared to 22.6% in the same period last year.

For the six months ended January 31, 2005, depreciation and amortization was $745 compared to $979 for the same period in the prior year.  During the third quarter of FY 2005, the Company began implementation of a new Order/Entry/Dispatch system (“DECS”), an acronym for Dynamex Enterprise Computer System, which is expected to increase depreciation expense by approximately $50 per quarter.  Other than DECS,management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.

Interest expense was $273, a decrease of $381 or 58.3% for the current period.  This decrease is primarily attributable to lower outstanding debt.  Interest expense as a percentage of sales was 0.2% in the current period compared to 0.5% in the prior period.

The effective income tax rate was 36.1% for the current period compared to a negative 28.5% effective rate in the same period last year.  The prior year includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million that was not recognized in prior years due to the uncertainty of realization.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.0 million for the six months ended January 31, 2005 compared to $4.1 million for the same period in 2004.  The large increase in accounts receivable in the six months ended January 31, 2005 is due primarily to the increase in sales during that period and is consistent with changes in the prior year.  In addition, cash was required to prepay annual insurance premiums during the six months ended January 31, 2005 as opposed to the prior year, when insurance premiums were billed and paid on a monthly basis.  Net cash provided by operations, prior to changes in current operating assets and liabilities, was $9.1 million for the six months ended January 31, 2005 an increase of 44% compared to $6.3 million for the six months ended January 31, 2004.

Capital expenditures for the six months ended January 31, 2005 were approximately $0.9 million.  These expenditures relate primarily to improvements in the Company’s technology infrastructure to support its operations.  Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year.  The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.

On March 2, 2004, the Company replaced its existing bank credit agreement with a new $30,000,000 Senior Secured, Revolving Credit Facility that matures on November 30, 2007.  Under the terms of the new facility, interest is payable quarterly at prime, or LIBOR plus a margin ranging from 1.25% to 1.75% (1.25% at January 31, 2005), based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility.  There are no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined.  Amounts outstanding under the Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.  The Credit Facility also contains restrictions on incurring additional debt and investments by the Company.  Amounts outstanding under the Revolving Credit Facility at January 31, 2005 included borrowings of $5.8 million and outstanding letters of credit totaling $4.1 million.

The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $4.5 million (5.7% of sales) for the three months ended January 31, 2005, compared to $3.2 million (4.6% of sales) in the same period last year.  The increase is due to higher gross profit from increased sales that was partially offset by the increased SG & A costs mentioned above including salaries and wages, stock options expense, and Sarbanes-Oxley consultant costs.  Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses.  EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles.  In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.  The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004

Net income	$2,561	$5,219	$5,734	$7,470
Adjustments:
Income tax expense	1,417	(2,808)	3,244	(1,656)
Interest expense	116	322	273	654
Depreciation and amortization	369	467	745	979
EBITDA	$4,463	$3,200	$9,996	$7,447

Management expects that its future capital requirements will generally be met from internally generated cash flow.  The Company’s access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital.

Contractual Obligations

The Company recently organized a new subsidiary, Dynamex Fleet Services, Inc. (“Fleet Services”), to expand capacity of larger vehicles, primarily for dedicated outsourcing applications, and increase the pool of independent contractor drivers available to service the Company’s customers.  The Company leases vehicles from suppliers for specific customer applications and sub-leases those vehicles to independent contractor drivers.  The Company is not obligated, nor does it intend, to purchase any of the leased vehicles.

The following table sets forth the Company’s contractual commitments as of January 31, 2005 for the periods indicated:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years	Thereafter
Long-Term Debt	$5,800	$—	$5,800	$—	$—
Capital Lease	10	4	4	2
Operating Leases (Non-Vehicle)	16,763	5,718	7,302	3,357	386
Operating Leases (Vehicle)	2,583	671	1,211	538	163
Total	$25,156	$6,393	$ 14,317	$3,897	$549

The Company has entered into an agreement with a vehicle leasing company, guaranteeing lease payments on approximately 20 vehicles leased to independent contractors.  The agreement runs through January 2007 and the maximum potential amount of future payments that Dynamex could be required to make is approximately $600.  The independent contractors use these vehicles to service a specific customer contract whose term runs concurrent with the guarantee.  Should an independent contractor default on their lease, the Company would facilitate the transfer of the leased vehicle to a new independent contractor to complete the service commitment to the customer.  In addition, the Company currently holds security deposits from these independent contracts which would be used to offset any lease payments required to be made by Dynamex.

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

Certain Tax Matters Related to Drivers

Substantially all of the Company’s drivers supply their own vehicles and as of January 31, 2005, approximately 99% of these owner-operators were independent contractors as opposed to employees of the Company.  The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors.  From time to time, taxing authorities in the U.S. and Canada have sought to assert that owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors.  The Company believes that the owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws.  However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change.  If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase.  Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers.  Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or require the Company to restate financial information from prior periods.

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

Claims Exposure

As of January 31, 2005, the Company utilized the services of approximately 4,400 drivers and messengers.  From time to time such persons are involved in accidents or other activities that may give rise to liability claims.  The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million.  Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35 to $75).  The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers.  There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future.  If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected.  In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

  The competitive nature of the same-day delivery business.

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

  The ability of the Company to obtain adequate financing.

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

Interest Rate Exposure

The Company has entered into an interest rate protection arrangement on a portion of the Credit Facility.  The interest rate has been fixed at the LIBOR margin plus 1.49% (2.74% at January 31, 2005).  This hedging agreement expires on November 30, 2005.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase.  Based on this model, a 10% increase would result in an increase in interest expense of approximately $10.  There can be no assurances that the above projected interest rate increase will materialize.  Fluctuations of interest rates are beyond the control of the Company’s management.

Item 4.    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of January 31, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual shareholder meeting on January 11, 2005.  At that meeting, the shareholders voted on the following three proposals:

Proposal #1	To elect six (6) directors of the Company

	Nominee	For	Withheld

	Richard K. McClelland	8,908,443	1,855,071
	Kenneth H. Bishop	8,907,302	1,856,212
	Brian J. Hughes	8,907,688	1,855,826
	Wayne Kern	8,906,097	1,857,417
	Bruce E. Ranck	8,908,748	1,854,766
	Stephen P. Smiley	8,514,548	2,248,966

Proposal #2	To ratify the appointment of BDO Seidman, LLP as independent auditors of the
	Company for the year ending July 31, 2005

	For	Against	Abstain

	10,724,793	28,535	10,186

Proposal #3	Approval of the Second Amendment to the Company’s Amended and Restated
	1996 Stock Option Plan

	For	Against	Abstain	Not Voted

	5,671,133	1,097,245	26,032	3,969,104

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

Report on Form 8-K filed on December 3, 2004 concerning the December 1, 2004 press release announcing first quarter fiscal year 2005 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: March 9, 2005	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: March 9, 2005	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: March 9, 2005	by	/s/ David P. Fortune
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