Form 10-Q
period 2005-04-30
DYNAMEX INC
filed 2005-06-07
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20002

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of June 1, 2005 was 11,585,897 shares.

PART I

FINANCIAL INFORMATION

Item 1.             Financial Statements

DYNAMEX INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	April 30,	July 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$8,064	$7,927
Accounts receivable (net of allowance for doubtful accounts of $701 and $751, respectively)	32,246	27,355
Prepaid and other current assets	3,126	1,825
Deferred income taxes	1,933	2,359
Total current assets	45,369	39,466

PROPERTY AND EQUIPMENT - net	5,103	4,731
GOODWILL	45,819	45,271
INTANGIBLES - net	515	475
DEFERRED INCOME TAXES	8,259	10,910
OTHER	1,506	1,219
Total assets	$106,571	$102,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$6,857	$5,910
Accrued liabilities	15,562	16,852
Total current liabilities	22,419	22,762

LONG-TERM DEBT	3,809	10,000
Total liabilities	26,228	32,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,586 and 11,435 outstanding, respectively	116	114
Additional paid-in capital	76,854	75,309
Retained earnings (deficit)	1,048	(7,417)
Accumulated other comprehensive income	2,325	1,304
Total stockholders’ equity	80,343	69,310
Total liabilities and stockholders’ equity	$106,571	$102,072

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.

Condensed Statements of Consolidated Operations

(in thousands except per share data)

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Sales	$81,778	$74,016	$236,986	$213,465

Cost of sales:
Purchased transportation	52,649	46,401	151,597	133,883
Other direct costs	6,116	6,846	18,883	19,920
Cost of sales	58,765	53,247	170,480	153,803

Gross profit	23,013	20,769	66,506	59,662

Selling, general and administrative expenses:
Salaries and employee benefits	12,075	11,450	35,668	33,530
Other	5,608	4,600	15,613	14,089
Selling, general and administrative expenses	17,683	16,050	51,281	47,619

Depreciation and amortization	414	474	1,159	1,453
Gain on disposal of property and equipment	(24)	—	(21)	(20)

Operating income	4,940	4,245	14,087	10,610

Interest expense	90	614	363	1,268
Other income, net	(46)	(30)	(150)	(134)

Income before income taxes	4,896	3,661	13,874	9,476

Income taxes	2,166	1,361	5,410	(294)

Net income	$2,730	$2,300	$8,464	$9,770

Basic earnings per common share:	$0.24	$0.20	$0.73	$0.87

Diluted earnings per common share:	$0.23	$0.20	$0.72	$0.85

Weighted average shares:
Common shares outstanding	11,586	11,351	11,525	11,285
Adjusted common shares - assuming exercise of stock options	11,832	11,631	11,765	11,538

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.

Condensed Statements of Consolidated Cash Flows

(in thousands)

(Unaudited)

	Nine months ended April 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$8,464	$9,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,159	1,453
Amortization of deferred bank financing fees	26	602
Provision for losses on accounts receivable	344	626
Stock option compensation	355	251
Deferred income taxes	3,076	(2,060)
Tax benefit realized by exercise of stock options	126	—
Gain on disposal of property and equipment	(21)	(20)
Changes in current operating assets and liabilities:
Accounts receivable	(5,235)	(4,975)
Prepaids and other current assets	(1,292)	404
Accounts payable and accrued liabilities	(340)	(1,265)
Net cash provided by operating activities	6,662	4,786

INVESTING ACTIVITIES
Purchase of property and equipment	(1,450)	(1,516)
Cash payment for acquisition	(100)	—
Proceeds from sale of property and equipment	29	12
Purchase of investments	(270)	—
Net cash used in investing activities	(1,791)	(1,504)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(2,979)
Net payments under line of credit	(6,201)	(1,100)
Proceeds from stock option exercise	1,065	593
Other assets and deferred financing fees	(2)	(652)
Net cash used in financing activities	(5,138)	(4,138)

EFFECT OF EXCHANGE RATES ON CASH	404	97

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137	(759)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,927	4,338
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,064	$3,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$341	$710
Cash paid for taxes	$2,354	$1,593

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

The accompanying interim financial statements are unaudited.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to prevent the information presented from being misleading.  The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2004.

The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2005, the results of its operations for the three and nine month periods ended April 30, 2005 and 2004, and cash flows for the nine month periods ended April 30, 2005 and 2004.  The tax provision for the nine month periods ended April 30, 2005 and 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

Certain reclassifications have been made to conform prior period data to the current presentation.

2.                                      Comprehensive Income

The three components of comprehensive income are net income, foreign currency translation adjustments and unrealized gains (losses) on investments.  Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants.  These investments have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Comprehensive income for the three and nine months ended April 30, 2005 and 2004 was as follows:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Net income	$2,730	$2,300	$8,464	$9,770

Unrealized gain (loss) on investments	(11)	—	26	—
Foreign currency translation gain (loss)	(283)	(564)	994	350

Comprehensive income	$2,436	$1,736	$9,484	$10,120

3.                                      Intangibles

At April 30, 2005, intangibles and related amortization expense for the three and nine months ended April 30, 2005 and 2004 consisted of the following:

		Accumulated
	Asset	amortization	Net

Deferred bank financing fees	$126	$(37)	$89

Trademarks and other	550	(124)	426

Total	$676	$(161)	$515

	Amortization expense Three months ended April 30,		Amortization expense Nine months ended April 30,
	2005	2004	2005	2004

Deferred bank financing fees	$9	$474	$26	$602

Trademarks and other	5	5	16	16

Total	$14	$479	$42	$618

Amortization of deferred financing fees is classified as interest expense in the condensed statements of consolidated operations.  Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $62 for 2005, $81 for 2006, $79 for 2007, $50 for 2008 and $18 in 2009.

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

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Net income	$2,730	$2,300	$8,464	$9,770

Weighted average common shares outstanding	11,586	11,351	11,525	11,285

Common share equivalents related to options	246	280	240	253

Common shares and common share equivalents	11,832	11,631	11,765	11,538

Net income per common share:
Basic	$0.24	$0.20	$0.73	$0.87
Diluted	$0.23	$0.20	$0.72	$0.85

5.                                      Commitments and Contingencies

The Company has entered into an agreement with a vehicle leasing company, guaranteeing lease payments on approximately 20 vehicles sub-leased to independent contractors.  The agreement runs through January 2007 and the maximum potential amount of future payments that Dynamex could be required to make is approximately $495.  The independent contractors use these vehicles to service a specific customer contract whose terms run concurrent with the guarantee.  Should an independent contractor default on their lease, the Company would facilitate the transfer of the leased vehicle to a new independent contractor to complete the service commitment to the customer.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which involve assumptions regarding Company operations and future prospects.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry.  Words such as “may”, “will”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “would”, “could”, “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Report on Form 10-Q.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include competition, foreign exchange, and risks associated with the same-day transportation industry.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

General

The Company, through its national network of same-day delivery and logistics operations, is the leading provider of such services in the United States and Canada.

A significant portion of the Company’s revenues are generated in Canada.  For the nine month period ended April 30, 2005, Canadian revenues accounted for approximately 33.5% of total consolidated revenue, compared to 33.4% for the same period in 2004.  The exchange rate between the Canadian dollar and the U.S. dollar increased 7.4% in the nine month period ended April 30, 2005 compared to the corresponding period in the prior year.  Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2005 would have accounted for 31.9% of total sales.

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

Cost of sales consist of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing, sorting costs, facilities management, bad debts, insurance, and workers’ compensation costs.  As of April 30, 2005, substantially all of the drivers used by the Company provided their own vehicles and 99% of these owner-operators were independent contractors as opposed to employees of the Company.  Drivers and messengers are generally compensated based on a percentage of the delivery charge.  Consequently, the Company’s driver and messenger costs are variable in nature.  To the extent that drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

Selling, general and administrative expenses (“SG & A”) include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions.  Also included in SG & A expenses are regional and corporate level marketing, administrative and management costs and occupancy costs related to branch and corporate locations.

Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or dedicated fleet management services because driver compensation for on-demand services is generally lower as a percentage of sales from such services primarily due to the size of the vehicles required.  However, local and regional distribution and dedicated fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers, billing and cash collections.  As a result of these variances, the Company’s gross margin is dependent in part on the mix of business for a particular period.

During the nine months ended April 30, 2005, sales to Office Depot, Inc. represented approximately 9.8% of the Company’s revenue.  Management believes that sales to this customer may exceed 10% of consolidated sales for the full fiscal year.

Except as otherwise indicated herein, all dollar amounts except per share data are stated in thousands of dollars.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America.  The Company believes certain critical accounting policies, as set forth in the Company’s Form 10-K for the year ended July 31, 2004, affect its more significant judgments and estimates used in the preparation of financial statements.  As of, and for the nine month period ended April 30, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.4%	62.7%	64.0%	62.7%
Other direct costs	7.5%	9.2%	8.0%	9.3%
Cost of sales	71.9%	71.9%	72.0%	72.0%

Gross profit	28.1%	28.1%	28.0%	28.0%

Selling, general and administrative expenses:
Salaries and employee benefits	14.8%	15.5%	15.0%	15.7%
Other	6.8%	6.2%	6.6%	6.6%
Selling, general and administrative expenses	21.6%	21.7%	21.6%	22.3%

Depreciation and amortization	0.5%	0.6%	0.5%	0.7%
Gain on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	6.0%	5.8%	5.9%	5.0%

Interest expense	0.1%	0.8%	0.2%	0.6%
Other income, net	-0.1%	0.0%	-0.1%	-0.1%

Income before income taxes	6.0%	5.0%	5.8%	4.5%

Income taxes	2.7%	1.8%	2.3%	-0.1%

Net income	3.3%	3.2%	3.5%	4.6%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended April 30,
	2005		2004
Sales by service type:
On demand	$31,188	38.1%	$29,458	39.8%
Scheduled/distribution	25,346	31.0%	21,058	28.5%
Outsourcing	25,244	30.9%	23,500	31.7%
Total sales	$81,778	100.0%	$74,016	100.0%

Sales by country:
United States	$54,689	66.9%	$50,121	67.7%
Canada	27,089	33.1%	23,895	32.3%
Total sales	$81,778	100.0%	$74,016	100.0%

	Nine months ended April 30,
	2005		2004
Sales by service type:
On demand	$92,594	39.1%	$88,014	41.2%
Scheduled/distribution	70,952	29.9%	58,960	27.6%
Outsourcing	73,440	31.0%	66,491	31.2%
Total sales	$236,986	100.0%	$213,465	100.0%

Sales by country:
United States	$157,673	66.5%	$142,212	66.6%
Canada	79,313	33.5%	71,253	33.4%
Total sales	$236,986	100.0%	$213,465	100.0%

Three months ended April 30, 2005 compared to the three months ended April 30, 2004

Net income for the three months ended April 30, 2005 was $2.7 million ($0.23 per fully diluted share) compared to $2.3 million ($0.20 per fully diluted share) for the three months ended April 30, 2004.  The increase is attributable to increased sales, and a higher gross profit, which was offset in part by higher SG & A expenses and income taxes.

Sales for the three months ended April 30, 2005 were $82 million, a 10.5% increase over the sales in the same period in 2004 of $74 million.  U.S. sales increased 9.1% and Canadian sales increased 13.4%.  The current year quarter had one less business day than the prior year.  On a sales per day basis, sales increased 12.2% in the current year quarter versus the prior year.  The average conversion rate between the Canadian dollar and the U.S. dollar increased 8.4% over the prior year quarter, which had the effect of increasing sales for the three months ended April 30, 2005 by approximately $2.1 million had the conversion rate been the same as the prior year period.  Excluding the effect of this increase, sales per day would have been approximately 9.4% higher in the current quarter compared to the prior year.  Canadian sales per day in Canadian dollars increased approximately 6.2% this quarter compared to last year.

Cost of sales for the three months ended April 30, 2005 increased $5.5 million, or 10.4%, to $59 million from $53 million for the same period in the prior year.  Cost of sales, as a percentage of sales was 71.9% for the three months ended April 30, 2005 and in the same period in the prior year.  The effects of helping certain clients optimize distribution routes that the Company manages, plus the change in the business mix away from on-demand sales has put negative pressure on the Company’s gross margin.  On-demand sales generally produce a higher gross margin primarily due to lower driver commissions resulting from the smaller size of delivery vehicles compared to other services; however, on-demand services are transaction intensive, requiring higher SG & A costs compared to other services.  While on-demand sales will continue to be a major component of the Company’s comprehensive service menu, management expects on-demand sales will comprise a smaller portion of overall sales as local and regional distribution and outsourcing services likely will account for the majority of future growth.

SG & A expenses for the three months ended April 30, 2005 increased $1.6 million, or 10.2%, to $17.7 million from $16.1 million for the same period in the prior year.  Approximately 25% of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar.  Excluding the impact of the exchange rate, salaries and benefits increased $345.  This increase is primarily attributable to additional personnel necessary to operate and manage the new business and the planned increase in sales personnel.  The Company also incurred the following incremental SG & A expenses in this quarter compared to the same quarter in the prior year: stock options expense ($32) and Sarbanes-Oxley related costs ($163).  As a percentage of sales, SG & A expenses were 21.6% for the three months ended April 30, 2005, compared to 21.7% for the same period last year.

For the three months ended April 30, 2005, depreciation and amortization was $414 compared to $474 for the same period in the prior year.  Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.

Interest expense was $90, a decrease of $524 or 85.3% for the current quarter.  This decrease is primarily attributable to the write-off of approximately $450 in deferred financing fees associated with the Company’s refinancing of its credit facility in the prior year.  Interest expense, as a percentage of sales, was 0.1% in the current quarter compared to 0.8% in the prior period.

Income tax expense was $2.2 million, 44% of income before taxes in the current year quarter compared to $1.4 million, 37% of income before taxes in the prior year.  The current year quarter includes a “true-up” of estimated FY 2004 state tax expense based on actual tax returns plus an adjustment to the estimated tax rate for FY 2005 based on those returns.  The estimated effective state income tax rate was adjusted to account for increased net income in states that generally have a higher income tax rate.

Nine months ended April 30, 2005 compared to nine months ended April 30, 2004

Net income for the nine months ended April 30, 2005 was $8.5 million ($0.72 per fully diluted share) compared to $9.8 million ($0.85 per fully diluted share) for the nine months ended April 30, 2004.  The prior year period includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million that was not recognized in prior years due to the uncertainty of realization.  Net income before income taxes increased 46% to $13.9 million in the current year from $9.5 in the prior year.  The increase is attributable to increased sales, and higher gross, which was offset in part by higher SG & A expenses.

Sales for the nine months ended April 30, 2005 were $237 million, an 11.0% increase over the sales in the same period in 2004 of $213 million.  U.S. sales increased 10.9% and Canadian sales increased 11.3%.  The current year period had the same number of business days as the prior year.  On a sales per day basis, sales increased 11% in the current year period versus the prior year.  The average conversion rate between the Canadian dollar and the U.S. dollar increased 7.4% over the prior year period, which had the effect of increasing sales for the nine months ended April 30, 2005 by approximately $5.5 million had the conversion rate been the same as the prior year period.  Excluding the effect of this increase, sales per day would have been approximately 8.6% higher in the current period compared to the prior year.  Canadian sales per day in Canadian dollars increased approximately 4.2% this period compared to last year.

Cost of sales for the nine months ended April 30, 2005 increased $17 million, or 10.8%, to $171 million from $154 million for the same period in the prior year.  Cost of sales, as a percentage of sales was 72% for the nine months ended April 30, 2005, and in the same period in the prior year.  The current period, as well as the same period last year, was impacted by one-time costs and operating inefficiencies during the startup of significant new business.  Demands from customers for cost reductions and the change in the business mix away from on-demand sales has put negative pressure on the Company’s gross margin.  On-demand sales generally produce a higher gross margin primarily due to the smaller size of delivery vehicles compared to other services; however, on-demand services are transaction intensive, requiring higher SG & A costs compared to other services.  While on-demand sales will continue to be a major component of the Company’s comprehensive service menu, management expects on-demand sales will comprise a smaller portion of overall sales as local and regional distribution and outsourcing services likely will account for the majority of future growth.

SG & A expenses for the nine months ended April 30, 2005 increased $3.7 million, or 7.7%, to $51.3 million from $47.6 million for the same period in the prior year.  Approximately 33.7% of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar.  Excluding the impact of the exchange rate, the largest increase in SG & A was salaries and benefits ($1,376).  This increase is primarily attributable to additional personnel necessary to manage the new business, commissions on new sales and the planned increase in sales personnel.  The Company also incurred the following incremental SG & A expenses in this period compared to the same period in the prior year: stock options expense ($105) and Sarbanes-Oxley related costs ($372).  As a percentage of sales, SG & A expenses were 21.6% for the nine months ended April 30, 2005, compared to 22.3% in the same period last year.

For the nine months ended April 30, 2005, depreciation and amortization was $1,159 compared to $1,453 for the same period in the prior year.  Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.

Interest expense was $363, a decrease of $905 or 71.4% for the current period.  This decrease is primarily attributable to the write-off of approximately $450 in deferred financing fees associated with the Company’s refinancing of its credit facility in the prior year.  Interest expense as a percentage of sales was 0.2% in the current period compared to 0.6% in the prior period.

The effective income tax rate was 39% for the current period compared to a negative 3.1% effective rate in the same period last year.  The current year includes a “true-up” of estimated FY 2004 state tax expense based on actual tax returns.  The prior year includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million that was not recognized in prior years due to the uncertainty of realization.

Liquidity and Capital Resources

Net cash provided by operating activities was $6.7 million for the nine months ended April 30, 2005 compared to $4.8 million for the same period in 2004.  The large increase in accounts receivable in the nine months ended April 30, 2005 is due primarily to the increase in sales during that period and is consistent with changes in the prior year.  In addition, cash was required to prepay annual insurance premiums during the nine months ended April 30, 2005 as opposed to the prior year, when insurance premiums were billed and paid on a monthly basis.  Net cash provided by operations, prior to changes in current operating assets and liabilities, was $13.5 million for the nine months ended April 30, 2005 an increase of 27% compared to $10.6 million for the nine months ended April 30, 2004.

Capital expenditures for the nine months ended April 30, 2005 were approximately $1.5 million.  These expenditures relate primarily to improvements in the Company’s technology infrastructure to support its operations.  Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year.  The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.

On April 22, 2005, the Company entered into the First Amendment (the “Amendment”) to the March 2, 2004 $30,000,000 Revolving Credit Facility (the “Credit Facility”) (together the “Amended Credit Facility”).  The Amendment decreased the facility from $30,000,000 to $15,000,000, and reduced the applicable margin on LIBOR contracts from a range of 1.25% - 1.75% to 1.00% - 1.50%, based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility.  The Amendment also extended the maturity date to November 30, 2008 from November 30, 2007 and reduced the restrictions on Permitted Acquisitions.  The Amended Credit Facility has no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined.  Amounts outstanding under the Amended Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.  The Credit Facility also contains restrictions on incurring additional debt and investments by the Company.  Amounts outstanding under the Amended Credit Facility at April 30, 2005 included borrowings of $3.8 million and outstanding letters of credit totaling $3.2 million.

The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $5.4 million (6.6% of sales) for the three months ended April 30, 2005, compared to $4.7 million (6.4% of sales) in the same period last year.  The increase is due to higher gross profit from increased sales that was partially offset by the increased SG & A costs mentioned above including salaries and wages, stock options expense, and Sarbanes-Oxley consultant costs.  Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses.  EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles.  In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.  The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Reconciliation of Non-GAAP Financial Measures:
Net income	$2,730	$2,300	$8,464	$9,770
Adjustments:
Income tax expense	2,166	1,361	5,410	(294)
Interest expense	90	614	363	1,268
Depreciation	414	474	1,159	1,453
EBITDA	$5,400	$4,749	$15,396	$12,197
EBITDA margin	6.6%	6.4%	6.5%	5.7%

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

Certain Tax Matters Related to Drivers

Substantially all of the Company’s drivers supply their own vehicles and as of April 30, 2005, approximately 99% of these owner-operators were independent contractors as opposed to employees of the Company.  The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors.  From time to time, taxing authorities in the U.S. and Canada have sought to assert that owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors.  The Company believes that the owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws.  However, there can be no assurance that federal (U.S. and Canadian), state or provincial authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change.  If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase.  Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers.  Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or require the Company to restate financial information from prior periods.

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

Claims Exposure

As of April 30, 2005, the Company utilized the services of approximately 4,750 drivers and messengers.  From time to time such persons are involved in accidents or other activities that may give rise to liability claims.  The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million.  Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35 to $75).  The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers.  There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future.  If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected.  In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

•                                          The ability of the Company to retain owner-operators may be impacted by its ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

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

The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate.  Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $2.7 million and a decrease in quarterly net income of approximately $.1 million.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of the Company’s management.

Interest Rate Exposure

The Company has entered into an interest rate protection arrangement on a portion of the Credit Facility.  The interest rate has been fixed at the LIBOR margin plus 1.25% (2.74% at April 30, 2005).  This hedging agreement expires on November 30, 2005.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current interest rates versus current debt levels at current interest rates with a 10% increase.  Based on this model, a 10% increase would result in an increase in interest expense of approximately $7.  There can be no assurances that the above projected interest rate increase will materialize.  Fluctuations of interest rates are beyond the control of the Company’s management.

Item 4.           Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of April 30, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Item 6.           Exhibits

10.1	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated:	June 7, 2005	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated:	June 7, 2005	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated:	June 7, 2005	by	/s/ David P. Fortune
David P. Fortune
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

10.1	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002