Form 10-K
period 2005-07-31
DYNAMEX INC
filed 2005-10-14
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21057
DYNAMEX INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0712225
(State of incorporation)	(I.R.S. Employer Identification No.)

1870 Crown Drive, Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 561-7500
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2005 was approximately $208,283,100.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of September 28, 2005 was 11,620,297 shares.
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
ITEM 1. BUSINESS
General
     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of branch offices, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers local and regional distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services, fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company’s on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company’s operation and management of a customer’s mailroom and call center management.
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
     Focus on Primary Services. The Company operates in one reportable business segment, same day delivery services, with three primary service offerings: (i) same-day on-demand delivery services, (ii) same-day local and regional distribution services and (iii) outsourcing services such as fleet management and facilities management. The Company focuses its same-day on-demand delivery business on transporting non-faxable, time sensitive items throughout metropolitan areas. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to raise the yield per delivery relative to the yield generated by delivering documents within a central business district. Additionally, the Company intends to capitalize on the market trend towards outsourcing transportation requirements by concentrating its logistics services in same-day local and regional distribution and fleet management. The delivery transactions in a fleet management and distribution program are recurring in nature, thus creating the potential for long-term customer relationships. Additionally, these value added services are generally less vulnerable to price competition than traditional on-demand delivery services.
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
     Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer’s request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company’s ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. By delivering items of greater weight over longer distances and providing value added services such as non-technical swap-out of failed equipment, the Company expects to continue to raise the yield per delivery. For the fiscal years ended July 31, 2005, 2004 and 2003, approximately 39%, 41%, and 48% respectively, of the Company’s sales were generated from same-day on-demand delivery services.
     Same-Day Local and Regional Distribution. The Company provides same-day scheduled local and regional distribution services that include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company’s on-demand delivery capabilities are available to supplement scheduled services as needed. A bulk shipment may be received at the Company’s warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in the suburban Washington, D.C./Baltimore area, the Company provides scheduled, as well as on-demand delivery services for a group of local hospitals and medical laboratories, transferring samples between these facilities. In Ontario Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2005, 2004 and 2003, approximately 30%, 28%, and 24%, respectively, of the Company’s sales were generated from same-day scheduled distribution services.
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
     By outsourcing their fleet management, the Company’s customers (i) utilize the Company’s distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2005, 2004 and 2003, approximately 31%, 31% and 28%, respectively, of the Company’s sales were generated from fleet management and other outsourcing services.
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
Operations
     The Company’s operations are divided into regions, six U.S. and four Canadian, with each of the Company’s approximately 46 branches assigned to the appropriate region. Branch operations are locally managed with regional and national oversight and support provided as necessary. A branch manager is assigned to each branch office and is accountable for all aspects of such branch operations including its profitability. Each branch manager reports to a regional manager with similar responsibilities for all branches within his region. Certain administrative and marketing functions may be centralized for multiple branches in a given city or region. Dynamex believes that the strong operational background of its senior management is important to building brand identity throughout the United States while simultaneously overseeing and encouraging individual managers to be successful in their local markets.
     Same-Day On-Demand Delivery. Most branches have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company’s clients have access to a web-based electronic data interface to enter dispatch requirements, page specific drivers, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company’s computers, through pagers or by two-way communication devices.
     Same-Day Local and Regional Distribution. A dispatcher manages the delivery flow by coordinating the scheduled deliveries with available drivers. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company’s warehouse or the customer’s facility.
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
     Prices for the Company’s services are determined at the local level based on the distance, weight and time-sensitivity of a particular delivery. The Company generally enters into customer contracts for local and regional distribution, and fleet and facilities management, which are generally terminable by such customer upon notice generally ranging from 30 to 90 days. The Company does not typically enter into contracts with its customers for on-demand delivery services.
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
Sales and Marketing
     The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The total sales force including management, strategic relationships, business development and administrative support currently totals approximately 115. The Company’s national sales force, comprised of approximately 19 persons, focus on regional and national customers who can utilize services on a multi-market basis. Approximately 60 local employee sales representatives target business opportunities from the branch offices, and approximately 9 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company’s sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company’s national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.
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

Customers
     The Company’s target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, retail, office products, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. For the fiscal year ended July 31, 2005, no single customer accounted for more than 10% of the Company’s annual sales. During the year ended July 31, 2005, sales to Office Depot, Inc. represented approximately 9.9% of the Company’s revenue. Management believes that sales to this customer may exceed 10% of consolidated sales during the next fiscal year.
     A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2005, 2004 and 2003, approximately 33%, 33% and 34% of the Company’s sales, respectively, were generated in Canada. See Note 13 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
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
     In connection with the operation of certain motor vehicles, the handling of hazardous materials in its courier operations and other safety matters, including insurance requirements, the Company is subject to regulation by the U. S. Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work, driver logbooks and workers’ compensation. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company’s operating permits.

Safety
     From time to time, the owner-operators performing services for the Company are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $30 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records and conducts criminal background investigations. In addition, where required by applicable law, the Company requires prospective drivers to take a physical examination and to pass a drug test. Drivers are provided information on any additional safety requirements as dictated by customer specifications.
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
Employees
     At July 31, 2005, the Company had approximately 1,990 employees, of whom approximately 960 primarily were employed in various management, supervisory, sales, administrative, and other corporate positions and approximately 1,030 were employed as drivers, messengers and mailroom workers. Additionally at July 31, 2005, the Company had contracts with approximately 4,300 independent owner-operator drivers. Management believes that the Company’s relationship with such employees and independent owner-operators is good. See “Risk Factors — Certain Tax Matters Related to Drivers.”
     Of the approximately 4,800 drivers and messengers used by the Company as of July 31, 2005, approximately 1,600 are located in Canada and approximately 3,200 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 71% are represented by major international labor unions. Management believes that the Company’s relationship with such unions is good. Unions represent none of the Company’s U.S. employees, drivers or messengers.
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
Claims Exposure
     As of July 31, 2005, the Company utilized the services of approximately 4,800 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.
Certain Tax Matters Related to Drivers
     Substantially all of the Company’s drivers own their own vehicles and as of July 31, 2005, approximately 99% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods. See “Business — Services” and “— Employees.”
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
Acquisition Strategy; Possible Need for Additional Financing
     The Company completed its last significant acquisition in August 1998. Currently, there are no pending nor are there any contemplated acquisitions. Should the Company pursue acquisitions in the future, the Company may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. There can be no assurance that the Company will be able to obtain additional financing if necessary, or that such financing can be obtained on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
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
ITEM 2. PROPERTIES
     The Company leases facilities in 75 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Location	Leased Properties
Canada

Alberta	4
British Columbia	5
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	10
Quebec	3
Saskatchewan	2
Canadian Total	28

Number of
Location	Leased Properties
United States

Arizona	1
California	8
Colorado	1
Connecticut	1
Florida	1
Georgia	1
Illinois	2
Indiana	2
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
Missouri	2
Nevada	1
New Jersey	1
New York	6
North Carolina	1
Ohio	1
Pennsylvania	2
Tennessee	1
Texas	6
Virginia	3
Washington	2

United States Total	47
     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required.
     Facility rental expense for the fiscal years ended July 31, 2005, 2004 and 2003 was approximately $6.2 million, $5.2 million and $4.8 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.
ITEM 3. LEGAL PROCEEDINGS
     On February 4, 2005, a purported class action was filed against the Company by a former Company driver in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of himself and other past or present Company drivers alleging that the Company’s drivers are employees of the Company, rather than independent contractors, and as a consequence, are entitled to overtime compensation and other benefits under federal and state wage and hour laws.
     On April 15, 2005, a similar purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law.
     We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

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
     Market Information — The Company’s common stock commenced trading on the NASDAQ under the symbol “DDMX” on March 14, 2005. Previously, the common stock was listed on the AMEX. The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX and NASDAQ:

	Bid
Fiscal 2005	High	Low
First Quarter	$21.40	$12.74
Second Quarter	22.03	16.81
Third Quarter	20.98	15.00
Fourth Quarter	18.80	15.50

Fiscal 2004

First Quarter	$10.00	$7.59
Second Quarter	13.10	9.80
Third Quarter	14.99	11.00
Fourth Quarter	15.85	12.84
     Holders — As of September 28, 2005, the approximate number of holders of record of common stock was 283.
     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividend in fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
     Common Stock Repurchase — On September 21, 2005, the Board of Directors authorized management to purchase up to $10 million of Dynamex Inc. Common stock on the open market. The Company intends to purchase such stock at prices acceptable to the Company.
     Securities Authorized for Issuance Under Equity Compensation Plans — The following table provides information regarding the Company’s equity compensation plan as of July 31, 2005.

Plan category	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding	future issuance under equity
	warrants and rights	options, warrants and rights	compensation plans
Equity compensation plans approved by security holders	630,780	$7.68	578,356
Equity compensation plans not approved by security holders	—	—	—

Total	630,780	$7.68	578,356

ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial statements of operations data for the three years ended July 31, 2005 and the balance sheet data at July 31, 2005 and 2004 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial statements of operations data for the two years ended July 31, 2002 and 2001 and the balance sheet data at July 31, 2003, 2002 and 2001 have been derived from the consolidated financial statements of the Company not appearing herein. The net impact of $19.3 million related to the transitional goodwill impairment charge, recognized as a result of adopting SFAS No. 142, has been excluded from the Statements of Operations Data for the year ended July 31, 2002. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statements of operations data:
Sales	$321,103	$287,856	$250,801	$235,945	$249,414
Cost of sales	232,023	206,487	177,850	165,919	172,908

Gross profit	89,080	81,369	72,951	70,026	76,506
Selling, general and administrative expenses (1)	69,049	64,026	58,417	56,944	60,739
Depreciation and amortization	1,648	1,890	2,124	2,957	7,414
Recovery for loss on settlement of shareholder class action lawsuit	—	—	—	—	(695)
(Gain) loss on disposal of property and equipment	(21)	(41)	19	(21)	(403)

Operating income	18,404	15,494	12,391	10,146	9,451
Interest expense, net	466	1,406	2,194	3,065	5,184
Other (income) expense, net	(226)	(182)	(340)	414	(219)

Income before income taxes	18,164	14,270	10,537	6,667	4,486
Income taxes	6,979	1,437	2,959	3,658	2,461

Income before accounting change	$11,185	$12,833	$7,578	$3,009	$2,025

Income per share before accounting change
basic	$0.97	$1.13	$0.68	$0.28	$0.20

diluted	$0.95	$1.11	$0.67	$0.28	$0.20

Weighted average common shares outstanding:
basic	11,544	11,314	11,208	10,614	10,207
diluted	11,804	11,532	11,364	10,651	10,237

Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (2)
Income before accounting change	$11,185	$12,833	$7,578	$3,009	$2,025
Adjustments:
Income taxes	6,979	1,437	2,959	3,658	2,461
Interest expense, net	466	1,406	2,194	3,065	5,184
Depreciation and amortization	1,648	1,890	2,124	2,957	7,414

EBITDA	$20,278	$17,566	$14,855	$12,689	$17,084

	July 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance sheet data:
Working capital	$22,917	$16,704	$7,779	$9,319	$9,359
Total assets	109,475	102,072	95,541	93,870	121,912
Long-term debt, excluding current portion	8	10,000	14,116	25,531	32,198
Stockholders’ equity	83,896	69,310	54,328	45,124	59,990

1)	Selling, general and administrative expenses include salaries, wages and employee benefits as well as selling, general and administrative expenses.

2)	EBITDA is defined as income excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.
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
     Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and approximately 99% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
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
     Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or fleet management services because driver compensation for on-demand services is generally lower as a percentage of sales from such services. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company’s gross profit margin is dependent in part on the mix of business for a particular period.
     During the year ended July 31, 2005, sales to Office Depot, Inc. represented approximately 9.9% of the Company’s revenue. Management believes that sales to this customer may exceed 10% of consolidated sales during the next fiscal year.
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
     A significant portion of the Company’s sales is generated in Canada. For the fiscal years ended July 31, 2005, 2004 and 2003, approximately 33%, 33%, and 34%, respectively, of the Company’s sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company’s operations in the U.S. and in Canada is similar.
     The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2005 compared to July 31, 2004 and increased during the fiscal year ending July 31, 2004 compared to July 31, 2003. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales. The effect of these changes on the Company’s net income (loss) for the fiscal years ended July 31, 2005, 2004 and 2003 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material effect on the Company’s business, financial condition or results of operations.
Critical Accounting Policies
     The Company believes that the following are its most significant accounting policies:
     Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.
     Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. Effective August 2001, the Company adopted SFAS No. 142, which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company’s operations are conducted in two geographic regions, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. In fiscal 2002, management performed a valuation on each of these reporting units using a discounted cash flow model. This model indicated a valuation that was far in excess of the Company’s market capitalization, however, management did not believe this could be used as the sole indicator of fair value. Accordingly, the Company engaged an independent business valuation firm to perform a valuation of these reporting units. The independent firm utilized a methodology combining the income approach and the market approach. The income approach is based on the present value of future economic benefits that accrue to the shareholders. The market approach establishes value through the analysis of the market price of the common stock of comparable, publicly traded companies. The independent firm’s conclusion of the value of Dynamex was derived by applying a weight of 30% to the value determined under the income approach and 70% to the value determined under the market approach. Using this valuation as the purchase price in a purchase price allocation model, the implied value of the goodwill for the United States segment was approximately $36.5 million, compared to a carrying value of approximately $66.5 million. As a result, the Company recognized a goodwill impairment loss related to this segment of $30 million. Although the performance of the United States operations has improved, the large amount of goodwill recorded during the competitive acquisition environment of the late 1990s was not fully supported by the valuation model. The implied value of the goodwill for the Company’s Canadian operations was in excess of $29 million compared to a carrying value of approximately $8 million. The Company completed its goodwill impairment analysis during the fourth quarter of fiscal 2002 and recorded the $30 million charge net of $10.7 million of deferred tax benefits as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. In fiscal 2003, 2004 and 2005, the Company performed its annual goodwill impairment test as of the first day of the fourth quarter. Based on this test, the fair value of the goodwill exceeded the carrying amount in both periods. Other intangible assets are being amortized over periods ranging from 3 to 25 years.
     Self-insured claims liability — The Company is primarily self-insured for U.S. workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for workers’ compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for workers’ compensation claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued. Effective July 1, 2005 the Company elected to become primarily self-insured for vehicle liability claims. The Company will estimate its liability for claims in a manner similar to workers’ compensation claims.
     Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The Company reduced its allowance at July 31, 2005 to approximately 2.4% from the July 31, 2004 allowance of approximately 2.7% of outstanding accounts receivable as a result of improved collection efforts during fiscal 2005 compared to previous periods.
     Income taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
     As of July 31, 2005, the Company had available a U.S. federal net operating loss carryforward (“NOL”) to offset future taxable income of $0.4 million. In addition, the Company generated unused foreign tax credits related to its Canadian operations and other tax credits of $2.1 million. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the NOL totaling $10.6 million at January 31, 2004 would be realized, based on first-half results for the 2004 fiscal year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on the NOL, and based on the determination that the Company would be able to realize the NOL, reversed the valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has utilized substantially all of the NOL during the 2004 and 2005 fiscal years. The Company’s current valuation allowance of approximately $1.3 million relates to a foreign tax credit carryforward. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.
     Stock-based compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS No. 123, the Company had previously elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations during the fiscal years ended on or before July 31, 2003. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 10 of Notes to the Consolidated Financial Statements)
     Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the Statement of Financial Accounting Standards No. 148

“Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS No. 148”), the modified prospective method of adoption was selected by the Company, in which stock-based employee compensation cost recognized in 2004 would be the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. As discussed below, option expense in 2005 and 2004 amounted to $459 and $318, respectively, under the fair value approach, compared to no expense in 2003 under the intrinsic value method. Based on the outstanding and unvested awards as of July 31, 2005, the anticipated effect on net income for fiscal 2006, net of taxes, will be approximately $403.
     Foreign currency translation — Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into U.S. dollars by remittance or repayment, the realized exchange differences are included as other income (expense) in the Consolidated Statement of Operations.
Results of Operations
     The following table sets forth for the periods indicated certain items from the Company’s consolidated statement of operations, expressed as a percentage of sales:

	Years Ended July 31,
	2005	2004	2003
Sales	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.3%	62.7%	62.4%
Other	8.0%	9.0%	8.5%

Cost of sales	72.3%	71.7%	70.9%

Gross profit	27.7%	28.3%	29.1%

Selling, general and administrative:
Salaries and employee benefits	14.8%	15.5%	16.1%
Other	6.7%	6.7%	7.2%

Selling, general and administrative	21.5%	22.2%	23.3%

Depreciation and amortization	0.5%	0.7%	0.8%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%

Operating income	5.7%	5.4%	5.0%

Interest expense	0.1%	0.5%	0.9%
Other income	-0.1%	-0.1%	-0.1%

Income before income taxes	5.7%	5.0%	4.2%

Income taxes	2.2%	0.5%	1.2%

Income before accounting change	3.5%	4.5%	3.0%

Year Ended July 31, 2005 Compared to Year Ended July 31, 2004
     Net income for the year ended July 31, 2005 (FY 2005) was $11.2 million ($0.95 diluted earnings per common share) compared to $12.8 million ($1.11 diluted earnings per common share) for the year ended July 31,

2004 (FY 2004). Net income for FY 2004 included a $3.7 million income tax benefit from the recognition of available U.S. net operating losses not previously recognized. Excluding income taxes from the comparison, income before taxes increased 27% to $18.2 million for FY 2005 compared to the prior year. This improvement results from higher gross profit from increased sales and lower interest expense that was offset, in part, by higher selling, general & administrative expense.
     Sales increased $33 million to $321 million in FY 2005, an increase of 11.5% compared to the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 7.8% over the prior year period, which had the effect of increasing sales for the year by approximately $7.8 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 8.8% higher for FY 2005 compared to the prior year. If the exchange rate had been the same in FY 2005 as it was in FY 2004, on-demand sales would have been approximately the same in both years while local and regional distribution and outsourcing services would have shown an increase of $23 million, or 13.2%. Fuel surcharges associated with rising fuel costs accounted for slightly less than 2% of the increase in sales in FY 2005 compared to FY 2004.
     Cost of sales for FY 2005 increased $26 million (12.4%) to $232 million and increased as a percentage of sales from 71.7% to 72.3% compared to FY 2004. Approximately $20 million of the increase was from actual cost increases while approximately $6 million was from exchange rate increases from the prior year. Cost of sales increased as a percentage of sales over the last three quarters of FY 2005 due to the increase in purchased transportation, the result of the continuing change in business mix, our decision to modify a number of route networks for certain clients that was triggered by changes to their distribution models and more recently, by rapidly rising fuel costs. While we have been proactive in assisting our clients with route optimization, the result is generally reduced revenues from those customers without a proportionate reduction in transportation costs, thereby adversely impacting our cost of sales percentage on those routes. Likewise, the rapid rise in fuel costs principally in the 4th quarter had a negative impact on our ability to recover those costs from our customers as quickly as the fuel prices were escalating. As a result, our structure for fuel surcharge compensation to our drivers was not always occurring on a timely basis. Therefore, to resolve the issue on a short-term basis, we increased the commissions paid to our drivers in order to maintain service quality. We began to approach customers, where fuel price mechanisms included an extended period for determining the surcharge, to shorten the period and their response has been positive. However, those changes were not completed until the middle of the first quarter of FY 2006. Management expects cost of sales to range between 72.0% and 72.6% for fiscal year 2006.
     SG & A expenses increased $4.9 million, or 7.8% for FY 2005, to $69 million compared to $64 million in FY 2004 but decreased as a percentage of sales from 22.2% in 2004 to 21.5% in 2005. Approximately $1.5 million of the increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Other increases are primarily attributable to the cost of additional personnel required to operate and manage new business added during 2005, the increase in personnel and associated costs related to the growth of the sales organization and the higher audit and outside professional fees associated with Sarbanes-Oxley compliance. The Company also increased the number of operations personnel at the branch level by adding mid-level managers and driver recruiters (capacity managers) to maintain service quality and support continued growth. In the fourth quarter of FY 2005, additional personnel were added to the Information Technology group who will roll out the Dynamex proprietary customer order and dispatch system (DECS) to all branches throughout Canada and the U.S over the next 24 to 36 months. We do not expect to achieve significant savings from this roll-out in FY 2006.
     Depreciation and amortization for FY 2005 was $1.6 million compared to $1.9 million in FY 2004. Management expects depreciation and amortization to be in the $2.0 million range for all of FY 2006 due to limited capital requirements associated with its non-asset based business.
     Interest expense was $0.5 million, a decrease of $0.9 million from FY 2004’s expense of $1.4 million, a decrease of 67%. FY 2004 included a write-off of $0.6 related to deferred bank financing fees. The Company’s long-term bank debt was eliminated as of July 31, 2005.
     Income tax expense for FY 2005 was $6,979 million compared to $1,437 for FY 2004, an increase of $5,542 million. The effective income tax rate was 38.4% for FY 2005 versus 10% for FY 2004. FY 2004 included a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million not recognized in prior years due to uncertainty of realization. Without the tax benefit, the FY 2004 effective rate would have been approximately 36%.

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
     SG & A expenses increased $5.6 million, or 9.6% for the year ended July 31, 2004, to $64 million from $58.4 million in the prior year. Approximately $1.9 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, salaries and wages increased $2.9 million. The Company hired additional personnel to manage and service significant new business startups and paid sales commissions on the new business generated. The improved operating performance during fiscal 2004 also led to higher bonuses earned by management and operating personnel. In addition, the Company incurred stock option expense of $318,000 (See — Critical Accounting Policies — Stock-based compensation) and additional professional fees of $131,000 to implement the additional reporting requirements mandated by Sarbanes-Oxley. As a percentage of sales, SG & A expenses were 22.2% for the year ended July 31, 2004, compared to 23.3% for the year ended July 31, 2003.
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
     The effective income tax rate was 10% for the year ended July 31, 2004 compared to 28% for the prior year period. The current year includes a $3.7 million tax benefit realized from the recognition of a U.S. net operating loss carryforward of approximately $10.6 million in the second quarter that was not recognized in prior years due to the uncertainty of realization. The Company has utilized substantially all of the net operating loss during the 2004 and 2005 fiscal years. Based on first-half results for the current year and projected results over the next three years, that uncertainty was overcome. The prior year includes the benefit of U.S. net operating losses of $2.1 million that were used to offset current taxable income and the recognition of a foreign tax credit of $0.4 million. The Company expects the effective tax rate in future years to be approximately 37% based on current federal, state and provincial tax rates.
Liquidity and Capital Resources
     In fiscal years ended July 31, 2005, 2004 and 2003, the Company used cash generated from operations primarily for capital expenditures, working capital needs and debt reduction.
     On April 22, 2005, the Company entered into the First Amendment (the “Amendment”) to the March 2, 2004 $30,000,000 Revolving Credit Facility (the “Credit Facility”) (together the “Amended Credit Facility”). The Amendment decreased the facility from $30,000,000 to $15,000,000, and reduced the applicable margin on LIBOR contracts from a range of 1.25% — 1.75% to 1.00% — 1.50%, based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility. The Amendment also extended the maturity date to November 30, 2008 from November 30, 2007 and reduced the restrictions on Permitted Acquisitions. The Amended Credit Facility has no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined. Amounts outstanding under the Amended Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Credit Facility also contains restrictions on incurring additional debt and investments by the Company. There was no debt outstanding under the Amended Credit Facility at July 31, 2005; however, there were outstanding letters of credit totaling $3.2 million.
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
     In conjunction with the Bank Credit Agreement described below, the Company entered into an interest rate protection arrangement effective June 20, 2003 for a notional amount of $13 million. The notional amount decreases by $1.375 million per quarter until maturity, and as of July 31, 2005, the notional amount was zero as a result of terminating the agreement on July 6, 2005, which termination resulted in a nominal gain. The interest rate had been fixed at LIBOR plus a margin of 1.49% (2.99% at July 31, 2004). This arrangement originally matured November 30, 2005.
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
     During the fiscal years ended July 31, 2005, 2004 and 2003, the Company spent approximately $2.4 million, $2.2 million and $1.7 million, respectively, on capital expenditures, which expenditures primarily related to improvements in its technology infrastructure to support the Company’s operations. Management expects the amount of capital expenditures for these purposes in future years to range between $2 million and $3 million. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.

     The Company’s cash flow provided by operations for the fiscal years ended July 31, 2005, 2004 and 2003 were $14.8 million, $15.3 million and $13.1 million, respectively. This internally generated cash flow financed entirely the Company’s increases in working capital and purchases of property and equipment. For the year ended July 31, 2005 changes in working capital used $3.0 million of operating cash flow as compared to using $0.1 million and providing $0.9 million of operating cash flow in fiscal 2004 and 2003, respectively.
     Management expects internally generated cash flow will be sufficient to support its future capital requirements. The Company completed an insignificant acquisition in FY 2005 and its last significant acquisition in August 1998 and there currently are no pending or contemplated acquisitions.
Contractual Obligations
     The following table sets forth the Company’s contractual commitments as of July 31, 2005 for the periods indicated (in thousands):

	Less than
	Total	1 year	1 - 3 years	3 - 5 years	Thereafter
Capital leases	$8	$—	$8	$—	$—
Operating leases	18,922	6,592	8,416	3,665	249

Total	$18,930	$6,592	$8,424	$3,665	$249

     The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $350,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.5 million and $4.0 million. As of July 31, 2005 the Company had outstanding letters of credit totaling $3.2 million.
Income Taxes
     The provision for income taxes was $7.0 million in fiscal 2005 compared to $1.4 million and $3.0 million in the years ended July 31, 2004 and 2003, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carryforwards and foreign tax credit, and other expenses that are non-deductible for tax purposes.
     As of July 31, 2005, the Company had available U.S. federal net operating loss carryforwards to offset future taxable income of $0.4 million. In addition, the Company generated unused foreign tax credits related to its Canadian operations and other tax credits of $2.1 million. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the net operating loss carryforward totaling $10.6 million at January 31, 2004 would be realized based on first-half results for the 2004 fiscal year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the remaining valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has utilized substantially all of the NOL during the 2004 and 2005 fiscal years. The Company has provided a valuation allowance of approximately $1.3 million against a foreign tax credit carryforward at July 31, 2005. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

Inflation
     The Company believes that it is experiencing some inflationary impacts from the rapid rise in fuel prices and will, along with other segments of the economy, experience further impacts of inflation in the form of utility cost and other cost increases. However, such inflationary pressures have not had a material effect on the Company’s results of operations for fiscal 2005. However, there can be no assurance the Company’s business will not be affected by inflation in the future.
Financial Condition
     The Company believes its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company’s credit facility should be sufficient to meet the Company’s operational needs.
Recent Accounting Pronouncements
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction The Company is studying the impact of the Act but currently does not expect it to have a material impact on its consolidated financial position or results of operations.
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151. “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for our fiscal year beginning July 31, 2006. The Company does not expect that the adoption of SFAS 151 will have a material impact on its consolidated financial position or results of operations.
     In December 2004, the FASB enacted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R have been substantially adopted by the Company for reporting periods beginning on and after August 1, 2003 (see the discussion above under the caption “Critical Accounting Policies,” “Stock-based compensation.”)
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3,“Reporting Accounting Changes in Interim Financial Statements” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.
“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:
     With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.
     The risk factors described in this report could cause actual results to differ materially from those predicted. By way of example:
•	The competitive nature of the same-day delivery business.

•	The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.

•	A change in the current tax status of courier drivers from independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

•	A significant increase in the number of workers’ compensation or vehicle liability claims such that the Company’s self insurance expense would increase significantly.

•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	The ability of the Company to obtain adequate financing.

•	The ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.
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
     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $10.7 million and a decrease in net income of approximately $0.4 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
Interest Rate Exposure
     Effective June 20, 2003, the Company entered into an interest rate protection arrangement. The interest rate had been fixed at the LIBOR margin plus 1.49% (2.99% at July 31, 2004). This arrangement, scheduled to mature November 30, 2005, was terminated on July 6, 2005. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15(a).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a). Evaluation of disclosure control and procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the Company’s fiscal year. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
(b). Management’s report on internal control over financial reporting.
     Management’s report on internal control over financial reporting, which appears on page F-2 of this Annual Report, is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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
(b) Reports on Form 8-K
     Report on Form 8-K filed on June 2, 2005 concerning the June 1, 2005 press release announcing third quarter fiscal year 2005 results.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dynamex Inc.,
A Delaware corporation
By: /s/ Ray E. Schmitz

Ray E. Schmitz, Vice-President and Chief Financial Officer
Dated: October 14, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 14, 2005.

Name	Title

/s/ Richard K. McClelland Richard K. McClelland	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Ray E. Schmitz Ray E. Schmitz	Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Samuel T. Hicks Samuel T. Hicks	Corporate Controller (Principal Accounting Officer)

/s/ Wayne Kern Wayne Kern	Director

/s/ Stephen P. Smiley Stephen P. Smiley	Director

/s/ Brian J. Hughes Brian J. Hughes	Director

/s/ Kenneth H. Bishop Kenneth H. Bishop	Director

/s/ Bruce E. Ranck Bruce E. Ranck	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and
Stockholders of Dynamex Inc.
Management of Dynamex Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Dynamex Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2005.
Dynamex Inc.’s independent auditors, BDO Seidman, LLP, have issued an attestation report dated October 10, 2005 on management’s assessment of Dynamex Inc.’s internal control over financial reporting. That report is included herein.

/s/ Richard K. McClelland	/s/ Ray E. Schmitz

Richard K. McClelland	Ray E. Schmitz
Chairman of the Board, Chief Executive	Vice President, Chief Financial Officer
Officer, President and Director	(Principal Financial Officer)
(Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
We have audited the accompanying consolidated balance sheets of Dynamex Inc. as of July 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamex Inc. as of July 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 10, 2005, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP
Dallas, Texas
October 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page F - 2, that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of Dynamex Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Dynamex Inc. based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Dynamex Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets Dynamex Inc. as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2005. Our report dated October 10, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP
Dallas, Texas
October 10, 2005

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2005 and 2004
(in thousands, except per share data)

	2005	2004
ASSETS
CURRENT
Cash and cash equivalents	$11,678	$7,927
Accounts receivable (net of allowance for doubtful accounts of $767 and $751, respectively)	31,703	27,355
Prepaid and other current assets	3,115	1,825
Deferred income taxes	1,992	2,359

Total current assets	48,488	39,466

PROPERTY AND EQUIPMENT — net	5,597	4,731
GOODWILL	46,088	45,271
INTANGIBLES — net	463	475
DEFERRED INCOME TAXES	7,625	10,910
OTHER	1,214	1,219

Total assets	$109,475	$102,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$11,145	$5,216
Accrued liabilities	14,426	17,546
Current portion of long-term debt	—	—

Total current liabilities	25,571	22,762

LONG-TERM DEBT	8	10,000

Total liabilities	25,579	32,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,612 and 11,435 outstanding, respectively	116	114
Additional paid-in capital	77,196	75,309
Retained earnings (accumulated deficit)	3,768	(7,417)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,816	1,304

Total stockholders’ equity	83,896	69,310

Total liabilities and stockholders’ equity	$109,475	$102,072

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2005, 2004 and 2003
(in thousands except per share data)

	2005	2004	2003
Sales	$321,103	$287,856	$250,801

Cost of sales:
Purchased transportation	206,316	180,509	156,611
Other direct costs	25,707	25,978	21,239

Cost of sales	232,023	206,487	177,850

Gross profit	89,080	81,369	72,951

Selling, general and administrative expenses:
Salaries and employee benefits	47,606	44,632	40,443
Other	21,443	19,394	17,974

Selling, general and administrative expenses	69,049	64,026	58,417

Depreciation and amortization	1,648	1,890	2,124
(Gain) loss on disposal of property and equipment	(21)	(41)	19

Operating income	18,404	15,494	12,391
Interest expense	466	1,406	2,194
Other income, net	(226)	(182)	(340)

Income before income taxes	18,164	14,270	10,537
Income taxes	6,979	1,437	2,959

Net income	$11,185	$12,833	$7,578

Basic earnings per common share	$0.97	$1.13	$0.68

Diluted earnings per common share	$0.95	$1.11	$0.67

Weighted average shares:
Common shares outstanding	11,544	11,314	11,208
Adjusted common shares — assuming exercise of stock options	11,804	11,532	11,364
See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2005, 2004 and 2003
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
BALANCE AT JULY 31, 2002	11,207	$112	$74,062	$(27,828)	$(1,222)	$45,124
Issuance of common stock	1	—	2			2
Net income				7,578		7,578
Unrealized foreign currency translation adjustment					1,624	1,624
Total comprehensive income						9,202

BALANCE AT JULY 31, 2003	11,208	112	74,064	(20,250)	402	54,328

Issuance of common stock, including tax benefit of $164	227	2	927			929
Stock option compensation			318			318
Net income				12,833		12,833
Unrealized foreign currency translation adjustment					902	902
Total comprehensive income						13,735

BALANCE AT JULY 31, 2004	11,435	$114	$75,309	$(7,417)	$1,304	$69,310

Issuance of common stock, including tax benefit of $317	177	2	1,428			1,430
Stock option compensation			459			459
Net income				11,185		11,185
Unrealized foreign currency translation adjustment					1,512	1,512
Total comprehensive income						12,697

BALANCE AT JULY 31, 2005	11,612	$116	$77,196	$3,768	$2,816	$83,896

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$11,185	$12,833	$7,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,648	1,890	2,124
Amortization of deferred bank financing fees	59	610	632
Provision for losses on accounts receivable	531	919	896
Stock option compensation	459	318	—
Deferred income taxes	3,652	(1,229)	1,024
Tax benefit realized by exercise of stock options	317	164	—
(Gain) loss on disposal of property and equipment	(21)	(41)	19
Changes in current operating assets and liabilities:
Accounts receivable	(4,879)	(2,165)	(3,840)
Prepaids and other current assets	(929)	628	770
Accounts payable and accrued liabilities	2,812	1,393	3,932

Net cash provided by operating activities	14,834	15,320	13,135

INVESTING ACTIVITIES
Purchase of property and equipment	(2,423)	(2,243)	(1,744)
Cash payment for acquisition	(100)	—	—
Net proceeds from disposal of property and equipment	28	12	56
Purchase of investments	(358)	—	—

Net cash used in investing activities	(2,853)	(2,231)	(1,688)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2)	(2,979)	(6,991)
Net payments under line of credit	(10,000)	(6,866)	(4,475)
Proceeds from stock option exercise	1,113	765	2
Other assets	(2)	(752)	(801)

Net cash used in financing activities	(8,890)	(9,832)	(12,265)

EFFECT OF EXCHANGE RATES ON CASH	661	332	667

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,751	3,589	(151)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,927	4,338	4,489

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,678	$7,927	$4,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$506	$734	$1,767

Cash paid for taxes	$2,872	$2,124	$1,413

See accompanying notes to the consolidated financial statements.

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
Principles of consolidation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements are stated in thousands of dollars unless otherwise indicated.
Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.
Property and equipment — Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

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
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2005 and 2004, the net book value of capitalized software costs was $2,044 and $945, respectively. Amortization expense related to capitalized software was $414, $488 and $555 in fiscal years 2005, 2004 and 2003, respectively.
Business and credit concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

The Company places its temporary cash investments with high-credit, quality financial institutions. At times such amounts may exceed F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes no significant concentration of credit risk exists with respect to cash investments.
The Company’s customers are not concentrated in any specific geographic region or industry. No single customer accounted for a significant amount of the Company’s sales and there were no significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. During the year ended July 31, 2005, sales to Office Depot, Inc. represented approximately 9.9% of the Company’s revenue. Management believes that sales to this customer may exceed 10% of consolidated sales during the ensuing fiscal year.
Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, perform a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2005. Based on this test, the fair value of the goodwill exceeds the carrying amount. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2005, 2004 and 2003 totaled $34, $21 and $33, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $75 per year for years 2006 and 2007 and approximately $20 thereafter.
Revenue recognition — Revenue and direct expenses are recognized when services are rendered to customers.
Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The Company’s allowance at July 31, 2005 is approximately 2.4% of outstanding accounts receivable compared to approximately 2.7% at July 31, 2004.
Financial instruments — Carrying values of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.
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
Financing costs — During the fiscal years ended July 31, 2004, and 2003, the Company incurred $124, and $878, respectively of costs incurred in connection with debt financings and amendments (See Note 6 of Notes to the Consolidated Financial Statements). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $59 in 2005, $610 in 2004 and $632 in 2003.
Self-insured claims liability — The Company is primarily self-insured for U.S. workers’ compensation and vehicle liability claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.
Income taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
Stock-based compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. In accordance with SFAS No. 123, the Company had previously elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations during the fiscal years ended on or before July 31, 2003. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 10 of Notes to the Consolidated Financial Statements)
Prior to August 1, 2003, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. The exercise price of stock options granted was equal to the market price of the stock on the date of grant; therefore, using the intrinsic value method to value the options, no compensation cost had been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

	Years ended July 31,
	2005	2004	2003
Net income (loss):	$11,185	$12,833	$7,578
As reported
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	416

Pro forma	$11,185	$12,833	$7,162

Earnings (loss) per share — assuming dilution:
Basic — as reported	$0.97	$1.13	$0.68
Basic — pro forma	0.97	1.13	0.64
Diluted — as reported	0.95	1.11	0.67
Diluted — pro forma	0.95	1.11	0.63

The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 0% for all years; expected volatility of 70%, 83%, and 76%; risk-free interest rate of 4.2%, 4.7%, and 4.1%, and expected lives of an average of 10 years for all years. The weighted average fair value of options granted during 2005, 2004, and 2003 was $10.02, $6.67, and $3.13, respectively.
Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2005 and 2004 was the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2005 and 2004 amounted to $459 and $318, respectively, under the fair value approach compared to no expense in 2003 under the intrinsic value method. Based on the outstanding and unvested awards as of July 31, 2005, the anticipated effect on net income for fiscal 2006, net of taxes, will be approximately $403.
Net income (loss) per share — Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 10, 230 and 297 shares of common stock at July 31, 2005, 2004 and 2003, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.
Foreign currency translation — Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in the Consolidated Statement of Operations.
New accounting pronouncements — In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction The Company is studying the impact of the Act but currently does not expect it to have a material impact on its consolidated financial position or results of operations.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151. “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for our fiscal year beginning July 31, 2006. The Company does not expect that the adoption of SFAS 151 will have a material impact on its consolidated financial position or results of operations.
In December 2004, the FASB enacted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R have been substantially adopted by the Company for reporting periods beginning on and after August 1, 2003 (see the discussion above under the caption “Stock-based compensation.”
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3,“Reporting Accounting Changes in Interim Financial Statements” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.
Reclassification — Certain reclassifications have been made to conform prior year data to the current presentation.
2. COMPUTATION OF EARNINGS PER SHARE
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be antidilutive to earnings per share.

	Years Ended July 31,
	2005	2004	2003
Net income	$11,185	$12,833	$7,578

Weighted average common shares outstanding	11,544	11,314	11,208
Common share equivalents related to options	260	218	156

Common shares and common share equivalents	11,804	11,532	11,364

Basic earnings per common share	$0.97	$1.13	$0.68

Diluted earnings per common share	$0.95	$1.11	$0.67

3. INTANGIBLES
Intangibles consist of the following:

	July 31,
	2005	2004
Carrying amount:
Deferred bank financing fees	$126	$124
Customer lists	80	—
Trademarks	470	470

	676	594

Less accumulated amortization:
Deferred bank financing fees	(70)	(11)
Customer lists	(13)	—
Trademarks	(130)	(108)

	(213)	(119)

Intangibles — net	$463	$475

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	July 31,
	2005	2004
Equipment	$16,260	$15,399
Software	6,921	5,036
Furniture	1,985	1,949
Vehicles	564	618
Leasehold improvements	2,596	2,656
Other	2	969

	28,328	26,627
Less accumulated depreciation	(22,731)	(21,896)

Property and equipment — net	$5,597	$4,731

5. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	July 31,
	2005	2004
Salaries and wages	$2,967	$5,135
Independent contractor settlements	3,364	4,458
Workers’ compensation	1,951	1,846
Vacation	1,824	1,761
Interest	34	51
Deferred Revenue	362	285
Taxes — other	1,070	1,036
Other	2,854	2,974

Total accrued liabilities	$14,426	$17,546

6. LONG-TERM DEBT
Long-term debt consists of the following:

	July 31,
	2005	2004
Revolving credit facility (a)	$—	$10,000
Bank credit agreement (b)	—	—
Capital leases (c)	8	—

	8	10,000
Less current portion	—	—

Long-term debt	$8	$10,000

a) Revolving Credit Agreement
On April 22, 2005, the Company entered into the First Amendment (the “Amendment”) to the March 2, 2004 $30,000,000 Revolving Credit Facility (the “Credit Facility”) (together the “Amended Credit Facility”). The Amendment decreased the facility from $30,000,000 to $15,000,000, and reduced the applicable margin on LIBOR contracts from a range of 1.25% — 1.75% to 1.00% — 1.50%, based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility. The Amendment also extended the maturity date to November 30, 2008 from November 30, 2007 and reduced the restrictions on Permitted Acquisitions. The Amended Credit Facility has no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined. Amounts outstanding under the Amended Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Credit Facility also contains restrictions on incurring additional debt and investments by the Company. There was no debt outstanding under the Amended Credit Facility at July 31, 2005; however, there were outstanding letters of credit totaling $3.2 million.
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
In conjunction with the Bank Credit Agreement described below, the Company entered into an interest rate protection arrangement effective June 20, 2003 for a notional amount of $13 million. The notional amount decreases by $1.375 million per quarter until maturity, and as of July 31, 2005, the notional amount was zero as a result of terminating the agreement on July 6, 2005, which termination resulted in a nominal gain. The interest rate had been fixed at LIBOR plus a margin of 1.49% (2.99% at July 31, 2004). This arrangement originally matured November 30, 2005. The fair value of the Company’s interest rate protection arrangement was an asset of approximately $30 at July 31, 2004.
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
c) Capital leases
In connection with the acquisition of certain property the Company has capitalized certain leases which are expected to be repaid by 2007.

Scheduled payments in each of the next five years and thereafter on capital lease obligations are as follows:

2006	$—
2007	8
2008	—
2009	—
2010	—
Thereafter	—

$8

7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.
At July 31, 2005, minimum annual lease payments for such operating leases are as follows:

2006	$6,592
2007	4,945
2008	3,471
2009	2,368
2010	1,297
Thereafter	250

$18,922

Rent expense related to operating leases amounted to approximately $12,318, $10,276, and $8,501 for the years ended July 31, 2005, 2004 and 2003, respectively.
CONTINGENCIES
On February 4, 2005, a purported class action was filed against the Company by a former Company driver in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of himself and other past or present Company drivers alleging that the Company’s drivers are employees of the Company, rather than independent contractors, and as a consequence, are entitled to overtime compensation and other benefits under federal and state wage and hour laws.
On April 15, 2005, a similar purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

8. INCOME TAXES
The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2005	2004	2003
Canada	$6,135	$5,671	$4,404
United States	12,029	8,599	6,133

	$18,164	$14,270	$10,537

The provision (credit) for income tax expense (benefit) consisted of the following:

	Years ended July 31,
	2005	2004	2003
Current tax expense:
Canada	$2,091	$2,051	$1,619
United States — Federal	519	89	32
United States — States	717	526	284

Total current tax expense	3,327	2,666	1,935

Deferred tax expense (benefit):
Canada	64	27	—
United States — Federal	3,426	(1,589)	765
United States — States	162	333	259

Total deferred tax expense (benefit)	3,652	(1,229)	1,024

Total income tax provision	$6,979	$1,437	$2,959

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

	July 31,
	2005	2004
Deferred tax asset:
Allowance for doubtful accounts	$252	$206
Fixed assets	18	(311)
Amortization of intangibles	6,090	7,413
Accrued Vacation	488	454
Accrued liabilities and other	1,252	1,699
Stock option expense	182	121
Deferred Compensation	247	—
Charitable contribution carryover	—	—
Foreign tax credit carryforward	2,104	1,566
WOTC tax credit carryforward	127	127
State net operating loss carryforward	597	1,022
Federal net operating loss carryforward	157	2,375
Alternative minimum tax credit	237	127

Total deferred tax benefits	11,751	14,799
Less valuation allowance	(1,294)	(754)

Net deferred tax asset	10,457	14,045

Deferred tax liability:
Fixed assets	(840)	(776)

Total deferred tax liability	(840)	(776)

Net deferred tax asset	$9,617	$13,269

Financial statements:

Current deferred tax asset	$1,992	$2,359

Non-current deferred tax asset	$7,625	$10,910

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the net operating loss carryforward totaling $10.6 million at January 31, 2004 would be realized based on first-half results for the current year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the remaining valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has utilized substantially all of the NOL during the 2004 and 2005 fiscal years. At July 31, 2005 the Company has provided a valuation allowance of approximately $1.3 million against a foreign tax credit carryforward. At July 31, 2004 the valuation allowance provided was $627 against a foreign tax credit and $127 for a WOTC tax credit carryforward, respectively. The Company continually reviews the adequacy of the valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

     The Company has an estimated foreign tax credit carryforward of $2.1 million as of July 31, 2005. This carryforward is available to offset future United States federal income taxes on foreign source income. The foreign tax credit expires as follows:

Year of
Expiration	Amount
2014	$1,434
2015	670

$2,104

The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2005. Such earnings are intended to be reinvested indefinitely.
The company has engaged professional tax advisors in Canada to assist in the ongoing discussions with the Canadian Revenue Authority regarding issues surrounding transfer pricing. The Canadian Revenue Authority is challenging specifically certain of the allocations of expenses between the Canadian and United States operations for the 2002 and 2003 fiscal years. The Company does not anticipate any significant adjustments relating to the challenges raised by the Canadian Revenue Authority.
The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2005	2004	2003
Income taxes at statutory rate	$6,176	$4,852	$3,582

Effect on taxes resulting from:
State taxes	879	859	599
Foreign	245	227	1,265
(Increase) decrease in foreign tax credit	(538)	(627)	(939)
Increase (decrease) in valuation allowance	540	(3,523)	(753)
Foreign previously taxed income	—	—	(1,107)
Other (including permanent differences)	(323)	(351)	312

	$6,979	$1,437	$2,959

9. RESERVE FOR DOUBTFUL ACCOUNTS
The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Additions Charges		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Deductions	Year
Fiscal year ended:
July 31, 2005	$751	$531	$515	$767
July 31, 2004	721	919	889	751
July 31, 2003	562	896	737	721
10. STOCK OPTION PLAN
Effective June 5, 1996, the Company’s stockholders approved the Amended and Restated 1996 Stock Option Plan (the “Option Plan”). The Option Plan has been subsequently amended to increase the maximum aggregate amount of common stock with respect to which options may be granted to 1,750,000 shares. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options. In addition, the Option Plan provides for the granting of restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The exercise price of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date. The options expire 10 years from the date of grant.
Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Results for prior periods have not been restated. During the years ended July 31, 2005 and 2004, the Company recognized $459 and $318 of stock based compensation.
Stock option activity during the periods indicated is as follows:

	Years ended July 31,
	2005	2004	2003
Number of shares under option:
Outstanding at beginning of year	799,080	861,180	858,180
Granted	22,000	181,000	10,000
Exercised	(177,800)	(226,480)	(1,200)
Canceled	(12,500)	(16,620)	(5,800)

Outstanding at end of year	630,780	799,080	861,180

Exercisable at end of year	428,180	516,600	639,530

Weighted average exercise price:
Granted	$15.95	$13.89	$3.83
Exercised	6.26	3.38	2.25
Canceled	14.10	2.57	9.25
Outstanding at end of year	7.68	7.23	4.73
Exercisable at end of year	6.51	6.11	5.61
The following table summarizes information about stock options outstanding at July 31, 2005:

	Stock Options Outstanding		Stock Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$1.40 - 2.24	87,000	5.07	$1.49	86,000	$1.49
$2.25 - 3.00	190,350	6.06	2.30	124,750	2.30
$3.01 - 7.00	7,500	7.45	3.83	7,500	3.83
$7.01 - 10.00	52,500	1.15	7.91	52,500	7.91
$10.01 - 12.00	103,430	2.60	11.10	103,430	11.10
$12.01 - 14.00	180,000	8.87	13.89	44,000	13.56
$14.01 - 19.00	10,000	9.45	18.16	10,000	18.16

	630,780	5.82	$7.68	428,180	$6.51

11. EMPLOYEES’ DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2005, 2004 and 2003.
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
13. SEGMENT INFORMATION
Dynamex Inc. operates in one reportable business segment, same-day delivery services, with three primary service offerings: (i) same-day on-demand delivery services, (ii) same-day local and regional distribution services and (iii) outsourcing services such as fleet management and facilities management. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items.

The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2005, 2004 and 2003:

	United
	States	Canada	Total
2005
Sales	$213,718	$107,385	$321,103
Operating income	10,899	7,505	18,404
Identifiable assets	75,817	33,658	109,475
Goodwill, net	36,111	9,977	46,088
Capital expenditures	2,200	223	2,423
Depreciation and amortization	1,388	260	1,648
Amortization of intangibles	59	—	59
2004
Sales	$192,881	$94,975	$287,856
Operating income	8,544	6,950	15,494
Identifiable assets	74,771	27,301	102,072
Goodwill, net	36,111	9,160	45,271
Capital expenditures	2,058	185	2,243
Depreciation and amortization	1,604	286	1,890
Amortization of intangibles	610	—	610
2003
Sales	$165,374	$85,427	$250,801
Operating income	6,767	5,624	12,391
Identifiable assets	72,776	22,765	95,541
Goodwill, net	36,111	8,632	44,743
Capital expenditures	1,454	290	1,744
Depreciation and amortization	1,745	379	2,124
Amortization of intangibles	620	12	632

14. QUARTERLY DATA (Unaudited)
Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands except per share amounts and business days):

	Quarter Ended
	October 31,	January 31,		April 30,	July 31,
2005
Sales	$76,560	$78,646		$81,775	$84,122
Gross profit	21,709	21,784		23,013	22,574
Net income	3,173	2,561		2,730	2,721

Net income per share:
Basic	0.28	0.22		0.24	0.23
Assuming dilution	0.27	0.22		0.23	0.23

Average shares outstanding	11,445	11,547		11,586	11,599

Number of business days	64.0	62.0		63.0	63.0

2004
Sales	$70,073	$69,375		$74,016	$74,392
Gross profit	19,623	19,563		20,926	21,257
Net income	2,250	5,219	*	2,300	3,064

Net income per share:
Basic	0.20	0.46		0.20	0.27
Assuming dilution	0.20	0.45		0.20	0.26

Average shares outstanding	11,237	11,271		11,351	11,396

Number of business days	64.3	60.4		63.8	63.0

*	During the second quarter of fiscal year 2004, the Company determined that it was more likely than not that the benefits of the net operating loss carryforward totaling $10.6 million at January 31, 2004 would be realized based on first-half results for the current year and projected results over the next three years. The Company had previously provided a 100% valuation allowance on this NOL and based on the determination that the Company would be able to realize the NOL, reversed the remaining valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has utilized substantially all of the NOL during the years 2004 and 2005.

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	(2)	—	Restated Certificate of Incorporation of Dynamex Inc.
3.2	(3)	—	Bylaws, as amended and restated, of Dynamex Inc.
4.1	(2)	—	Rights Agreement between Dynamex Inc. and Harris Trust and Savings Bank, dated July 5, 1996.
4.2	(5)	—	Amendment No. 1 to Rights Agreement between Dynamex Inc. and ComputerShare Investor Services, LLC (formerly Harris Trust and Savings Bank), dated January 11, 2001
4.3	(5)	—	Amendment No. 2 to Rights Agreement between Dynamex Inc. and ComputerShare Investor Services, LLC (formerly Harris Trust and Savings Bank), dated October 4, 2001
10.1	(4)	—	Amendment No. 2 to Employment Agreement of Richard K. McClelland.
10.2	(3)	—	Dynamex Inc. Amended and Restated 1996 Stock Option Plan.
10.3	(2)	—	Marketing and Transportation Services Agreement, between Purolator Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November 20, 1995.
10.4	(2)	—	Form of Indemnity Agreements with Executive Officers and Directors.
10.10	(5)	—	Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated November 9, 2001.
10.11	(6)	—	First Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated September 27, 2002.
10.12	(6)	—	Second Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated October 4, 2002.
10.13	(7)	—	Third Amendment to Third Amended and Restated Credit Agreement by and among the Company and Bank of America, N.A., as administrative agent for the lenders therein, dated May 30, 2003.
10.14	(8)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.
10.14	(9)	—	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.
11.1		—
Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1	(1)	—	Subsidiaries of the Registrant.
23.1	(1)	—	Consent of BDO Seidman, LLP.
31.1	(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)
31.2	(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)
32.1	(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.

E-1

(5)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2001, and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005, and incorporated herein by reference.

E-2