Form 10-Q
period 2005-10-31
DYNAMEX INC
filed 2005-12-12
CIK 1015483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
(214) 561-7500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 28, 2005 was 11,109,797 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31,	July 31,
	2005	2005
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$11,321	$11,678
Accounts receivable (net of allowance for doubtful accounts of $842 and $767, respectively)	38,544	31,703
Prepaid and other current assets	2,629	3,115
Deferred income taxes	1,942	1,992

Total current assets	54,436	48,488

PROPERTY AND EQUIPMENT — net	5,261	5,597
GOODWILL	46,464	46,088
INTANGIBLES — net	444	463
DEFERRED INCOME TAXES	7,062	7,625
OTHER	1,441	1,214

Total assets	$115,108	$109,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$9,177	$11,145
Accrued liabilities	16,376	14,426

Total current liabilities	25,553	25,571

LONG-TERM DEBT	9,308	8

Total liabilities	34,861	25,579

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,620 and 11,612 outstanding, respectively	116	116
Additional paid-in capital	77,396	77,196
Treasury Stock, 500 shares	(7,792)	—
Retained earnings	6,949	3,768
Accumulated other comprehensive income	3,578	2,816

Total stockholders’ equity	80,247	83,896

Total liabilities and stockholders’ equity	$115,108	$109,475

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended
	October 31,
	2005	2004
Sales	$90,569	$76,560

Cost of sales:
Purchased transportation	59,220	48,437
Other direct costs	6,957	6,414

Cost of sales	66,177	54,851

Gross profit	24,392	21,709

Selling, general and administrative expenses:
Salaries and employee benefits	13,405	11,388
Other	5,617	4,833

Selling, general and administrative expenses	19,022	16,221

Depreciation and amortization	494	376
(Gain) loss on disposal of property and equipment	—	5

Operating income	4,876	5,107

Interest expense	84	157
Other income, net	(107)	(50)

Income before income taxes	4,899	5,000

Income taxes	1,718	1,827

Net income	$3,181	$3,173

Basic earnings per common share:	$0.28	$0.28

Diluted earnings per common share:	$0.27	$0.27

Weighted average shares:
Common shares outstanding	11,543	11,445
Adjusted common shares — assuming exercise of stock options	11,792	11,695
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	October 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$3,181	$3,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	494	376
Amortization of deferred bank financing fees	6	8
Provision for losses on accounts receivable	288	175
Stock option compensation	118	80
Deferred income taxes	614	1,092
(Gain) loss on disposal of property and equipment	—	5
Changes in current operating assets and liabilities:
Accounts receivable	(7,129)	(4,171)
Prepaids and other current assets	486	(2,285)
Accounts payable and accrued liabilities	(18)	(263)

Net cash used in operating activities	(1,960)	(1,810)

INVESTING ACTIVITIES
Purchase of property and equipment	(117)	(615)
Purchase of investments	(54)	(154)

Net cash used in investing activities	(171)	(769)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1)	(1,700)
Proceeds from line of credit	9,300	—
Proceeds from stock option exercise	42	268
Tax benefit realized by exercise of stock options	40	126
Purchase of treasury stock	(7,792)	—
Other assets and deferred financing fees	(150)	26

Net cash provided by (used in) financing activities	1,439	(1,280)

EFFECT OF EXCHANGE RATES ON CASH	335	644

NET DECREASE IN CASH AND CASH EQUIVALENTS	(357)	(3,215)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,678	7,927

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,321	$4,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$110	$112

Cash paid for taxes	$1,221	$855

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
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
Basis of presentation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2005 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2005.
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2005, the results of its operations for the three month periods ended October 31, 2005 and 2004, and cash flows for the three month periods ended October 31, 2005 and 2004. The tax provisions for the three month periods ended October 31, 2005 and 2004 are based upon management’s estimates of the Company’s annualized effective tax rate.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation adjustments and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three months ended October 31, 2005 was as follows:

	Three months ended
	October 31,
	2005	2004
Net income	$3,181	$3,173

Unrealized gains on investments	24	6
Foreign currency translation gain	738	1,547

Comprehensive income	$3,943	$4,726

DYNAMEX INC.
3. Intangibles
At October 31, 2005, intangibles and related amortization expense for the three months ended October 31, 2005 and 2004 consisted of the following:

				Amortization Expense
		Accumulated		Three months ended October 31,
	Asset	Amortization	Net	2005	2004
Deferred bank financing fees	$126	$(76)	$50	6	8

Customer lists	80	(21)	59	8	—

Trademarks and other	470	(135)	335	5	5

Total	$676	$(232)	$444	$19	$13

Amortization of deferred financing fees is classified as interest expense in the condensed statements of consolidated operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $75 for 2006, $75 for 2007 and $20 each year thereafter.
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

	Three months ended
	October 31,
	2005	2004
Net income	$3,181	$3,173

Weighted average common shares outstanding	11,543	11,445

Common share equivalents related to options	249	250

Common shares and common share equivalents	11,792	11,695

Net income per common share:
Basic	$0.28	$0.28

Diluted	$0.27	$0.27

4. Purchases of Common Stock
On September 21, 2005, the Board of Directors of the Company authorized management to repurchase up to $10 million of Dynamex Inc. common shares from time to time. During the three months ended October 31, 2005, the Company repurchased 500 shares at an average price of $15.57 per share. As of November 16, 2005, the Company had repurchased 571 common shares at an average price of $15.68 per share leaving a balance of approximately $1 million in the current authorization. The repurchased shares are being held as treasury shares. The stock repurchases were temporarily financed by the Company’s revolving credit line, which at October 31, 2005, had an outstanding balance of $9,300, which is expected to be repaid upon receipt of a dividend from the Company’s Canadian subsidiary.

DYNAMEX INC.
5. Subsequent event
On November 10, 2005, the Revolving Credit Facility was amended to increase the facility from $15 million to $20 million.

DYNAMEX INC.
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
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2005, Canadian revenues accounted for approximately 34.5% of total consolidated revenue, compared to 33.1% for the same period in 2004. The exchange rate between the Canadian dollar and the U.S. dollar increased 8.1% in the three month period ended October 31, 2005 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2005 would have accounted for 32.7% of total sales.
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
During the three months ended October 31, 2005 and 2004, sales to Office Depot, Inc. represented approximately 10.4% and 9.9%, respectively, of the Company’s revenue.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company believes certain critical accounting policies, as set forth in

DYNAMEX INC.
the Company’s Form 10-K for the year ended July 31, 2005, affect its more significant judgments and estimates used in the preparation of financial statements. As of, and for the three month period ended October 31, 2005, there have been no material changes or updates to the Company’s critical accounting policies.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended
	October 31,
	2005	2004
Sales	100.0%	100.0%

Cost of sales:
Purchased transportation	65.4%	63.3%
Other direct costs	7.7%	8.4%

Cost of sales	73.1%	71.7%

Gross profit	26.9%	28.3%

Selling, general and administrative expenses:
Salaries and employee benefits	14.8%	14.9%
Other	6.2%	6.3%

Selling, general and administrative expenses	21.0%	21.2%

Depreciation and amortization	0.5%	0.5%
(Gain) loss on disposal of property and equipment	0.0%	0.0%

Operating income	5.4%	6.7%

Interest expense	0.0%	0.2%
Other income, net	-0.1%	-0.1%

Income before income taxes	5.5%	6.5%

Income taxes	1.9%	2.4%

Net income	3.6%	4.1%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	October 31,
	2005		2004
Sales by service type:
On demand	$34,586	38.2%	$30,613	40.0%
Scheduled/distribution	28,248	31.2%	21,970	28.7%
Outsourcing	27,735	30.6%	23,977	31.3%

Total sales	$90,569	100.0%	$76,560	100.0%

Sales by country:
United States	$59,354	65.5%	$51,228	66.9%
Canada	31,215	34.5%	25,332	33.1%

Total sales	$90,569	100.0%	$76,560	100.0%

DYNAMEX INC.
Three months ended October 31, 2005 compared to three months ended October 31, 2004
Net income for the three months ended October 31, 2005 was $3.2 million ($0.27 per fully diluted share), the same amounts as reported for the three months ended October 31, 2004.
Sales for the three months ended October 31, 2005 were $91 million, an 18.3% increase over $77 million for the same period in 2004 . The current year quarter had one more business day than the prior year. On a sales per day basis, sales increased 16.5% in the current year quarter versus the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 8.1% over the prior year quarter, which had the effect of increasing sales for the three months ended October 31, 2005 by approximately $2.3 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales per day would have been approximately 13.5% higher in the current quarter compared to the prior year. Also during the quarter, the price of fuel spiked dramatically due to hurricanes in the Gulf Coast of the U.S. Management estimates that 3.0% to 4.0% of the year-over-year increase in sales is attributable to fuel surcharges. U.S. sales per day increased approximately 14.1% and Canadian sales per day, in Canadian dollars, increased approximately 12.2% this quarter compared to last year.
Cost of sales for the three months ended October 31, 2005 increased $11.3 million, or 20.6%, to $66.2 million from $54.9 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.1% for the three months ended October 31, 2005, slightly lower than the 73.2% in the fourth quarter of FY 2005 but higher than the 71.6% for the same period in the prior year. The primary reason for the increase in cost of sales this quarter was the increase in purchased transportation costs as a percentage of sales from 63.3% of sales last year to 65.4% of sales in the current year quarter. The impact of route optimization for certain customers last year, rapidly escalating fuel prices that were not recovered timely due to fuel surcharge mechanisms in certain contracts, “Greenfield” operations in the Southeast U.S. where margins are lower during initial phases and the continuing shift in business mix are the primary reasons for the increase in purchased transportation costs. Management expects purchased transportation costs to decline slightly as a percentage of sales over the next three quarters of FY 2006.
SG & A expenses for the three months ended October 31, 2005 increased $2.8 million, or 17.3%, to $19.0 million from $16.2 million for the same period in the prior year. Approximately $443 of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, over 80% of the increase in SG & A was in salaries and benefits that included approximately $320 in charges for discretionary bonuses and severance costs. The remaining increase in salaries and benefits is primarily attributable to additional personnel required to operate and manage new business added over the last year as well as additional sales and IT personnel. As a percentage of sales, SG & A expenses were 21.0% for the three months ended October 31, 2005, compared to 21.2% in the same period last year. Management expects the percentage to improve further over the remaining quarters of this fiscal year.
For the three months ended October 31, 2005, depreciation and amortization was $494 compared to $376 for the same period in the prior year. The increase is primarily attributable to implementation of its new proprietary DECS software system late in FY 2005. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense was $84, a decrease of $73 or 46.5% for the current quarter. This decrease is primarily attributable to lower outstanding debt and a lower interest rate. Interest expense as a percentage of sales, was 0.1% in the current quarter compared to 0.2% in the prior period. Interest expense is expected to decline throughout the remainder of FY 2006 following the repatriation of a dividend from the Company’s Canadian subsidiary.
The effective income tax rate was 35.1% for the current quarter compared to 36.5% for the prior year, primarily due to a lower effective tax rate on Canadian income
Liquidity and Capital Resources
Net cash used in operating activities was $1.9 million for the three months ended October 31, 2005 compared to $1.8 million for the same period in 2004. The large increase in accounts receivable in the three months ended October 31, 2005, compared to July 31, 2005 is due primarily to an increase in days sales outstanding along with the growth in sales. In the U.S. payments were delayed from Florida based customers due to hurricane Wilma. Payments on those accounts were received in November 2005. For various reasons, payments on Canadian receivables were delayed. Management expects to see considerable improvement by the end of the ensuing quarter.

DYNAMEX INC.
Net cash provided by operations, prior to changes in current operating assets and liabilities, was $4.7 million for the three months ended October, 2005 compared to $4.9 million for the three months ended October 31, 2004.
Capital expenditures for the three months ended October 31, 2005 were approximately $0.1 million compared to $0.6 million in 2004. The 2005 expenditures related primarily to improvements in the Company’s technology infrastructure to support its operations. Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.
On November 10, 2005, the Revolving Credit Facility was amended to increase the facility from $15 million to $20 million. At October 31, 2005, loans of $9.3 million plus letters of credit totaling $3.7 million were outstanding. The average interest rate on the outstanding loan balance was 6.75% at October 31, 2005.
On April 22, 2005, the Company entered into the First Amendment (the “Amendment”) to the March 2, 2004 $30 million Revolving Credit Facility (the “Credit Facility”) (together the “Amended Credit Facility”). The Amendment decreased the facility from $30 million to $15 million, and reduced the applicable margin on LIBOR contracts from a range of 1.25% — 1.75% to 1.00% — 1.50%, based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility. The Amendment also extended the maturity date to November 30, 2008 from November 30, 2007 and reduced the restrictions on Permitted Acquisitions. The Amended Credit Facility has no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow, funded debt to cash flow and funded debt to eligible receivables, as defined. Amounts outstanding under the Amended Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Credit Facility also contains restrictions on incurring additional debt and investments by the Company.
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $5.5 million (6.0% of sales) for the three months ended October 31, 2005, compared to $5.5 million (7.2% of sales) in the same period last year. The decrease as a percentage of sales is due to the higher revenues offset by higher cost of sales and increased SG & A expenses mentioned above including salaries and wages, stock options expense, software maintenance, and Sarbanes-Oxley consultant costs. Management has included EBITDA in its discussion herein as a measure of liquidity because it believes that it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of operations or cash flow data from the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended
	October 31,
	2005	2004
Net income	$3,181	$3,173
Adjustments:
Income tax expense	1,718	1,827
Interest expense	84	157
Depreciation and amortization	494	376

EBITDA	$5,477	$5,533

Management expects that its future capital requirements will generally be met from internally generated cash flow. The Company’s access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital.

DYNAMEX INC.
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
Certain Tax Matters Related to Drivers
Substantially all of the Company’s drivers own their own vehicles and as of October 31, 2005, approximately 99% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.
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
Claims Exposure
As of October 31, 2005, the Company utilized the services of approximately 4,800 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million with a per claim deductible of $250. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35 to $75). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

DYNAMEX INC.
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

DYNAMEX INC.
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
Several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:
•	The competitive nature of the same-day delivery business.

•	The ability of the Company to attract and retain qualified delivery personnel as well as retain key management personnel.

•	A change in the current tax status of independent contractor drivers to employees or a change in the treatment of the reimbursement of vehicle operating costs to employee drivers.

•	A significant increase in the number of workers’ compensation or vehicle liability claims.

•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Failure of the Company to maintain required certificates, permits or licenses or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	The ability of the Company to obtain adequate financing.

•	The ability of the Company to retain owner-operators may be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.2 million and a decrease in quarterly net income of approximately $.1 million over this period. There can be no assurances

DYNAMEX INC.
that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
Interest Rate Exposure
The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current average interest rates versus current debt levels at current average interest rates with a 10% increase. Based on this model, a 10% increase would result in an increase in interest expense of approximately $63. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company’s management.

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of October 31, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Common Stock Repurchases

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan

October 10 to 31, 2005	500,400	$15.57	500,400	$2.2 million
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company on September 21, 2005 authorizing management to acquire up to $10 million of the Company’s common stock outstanding.
Item 6. Exhibits
          Exhibits:
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: December 12, 2005	by	/s/ Richard K. McClelland

Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: December 12, 2005	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated: December 12, 2005	by	/s/ Samuel T. Hicks

Samuel T. Hicks
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibits
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d – 15(e)
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d – 15(e)
32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002