Form 10-Q
period 2006-01-31
DYNAMEX INC
filed 2006-03-06
CIK 1015483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
(214) 561-7500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 28, 2006 was 11,080,327 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,	July 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$7,945	$11,678
Accounts receivable (net of allowance for doubtful accounts of $877 and $767, respectively)	34,519	31,703
Prepaid and other current assets	1,546	3,115
Deferred income taxes	2,736	1,992

Total current assets	46,746	48,488

PROPERTY AND EQUIPMENT — net	5,085	5,597
GOODWILL	46,862	46,088
INTANGIBLES — net	424	463
DEFERRED INCOME TAXES	6,593	7,625
OTHER	1,514	1,214

Total assets	$107,224	$109,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$7,747	$11,145
Accrued liabilities	16,776	14,426

Total current liabilities	24,523	25,571
LONG-TERM DEBT	7	8

Total liabilities	24,530	25,579

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,703 and 11,612 outstanding, respectively	117	116
Additional paid-in capital	78,655	77,196
Treasury stock, 623 shares, at cost	(9,997)	—
Retained earnings	9,635	3,768
Accumulated other comprehensive income	4,284	2,816

Total stockholders’ equity	82,694	83,896

Total liabilities and stockholders’ equity	$107,224	$109,475

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Sales	$86,346	$78,646	$176,915	$155,206

Cost of sales:
Purchased transportation	56,034	$50,510	115,252	98,948
Other direct costs	6,550	6,352	13,508	12,765

Cost of sales	62,584	56,862	128,760	111,713

Gross profit	23,762	21,784	48,155	43,493

Selling, general and administrative expenses:
Salaries and employee benefits	13,470	12,206	26,874	23,593
Other	5,631	5,171	11,249	10,005

Selling, general and administrative expenses	19,101	17,377	38,123	33,598

Depreciation and amortization	448	369	941	745
(Gain) loss on disposal of property and equipment	—	(2)	1	3

Operating income	4,213	4,040	9,090	9,147

Interest expense	90	116	175	273
Other income, net	(57)	(54)	(164)	(104)

Income before income taxes	4,180	3,978	9,079	8,978

Income taxes	1,494	1,417	3,212	3,244

Net income	$2,686	$2,561	$5,867	$5,734

Basic earnings per common share:	$0.24	$0.22	$0.52	$0.50

Diluted earnings per common share:	$0.24	$0.22	$0.51	$0.49

Weighted average shares:
Common shares outstanding	11,108	11,547	11,326	11,496
Adjusted common shares — assuming exercise of stock options	11,347	11,798	11,552	11,732
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$5,867	$5,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941	745
Amortization of deferred bank financing fees	12	17
Provision for losses on accounts receivable	393	233
Stock option compensation	447	275
Deferred income taxes	289	1,971
Loss on disposal of property and equipment	1	3
Changes in current operating assets and liabilities:
Accounts receivable	(3,208)	(3,927)
Prepaids and other current assets	1,569	(851)
Accounts payable and accrued liabilities	(1,048)	(279)

Net cash provided by operating activities	5,263	3,921

INVESTING ACTIVITIES
Purchase of property and equipment	(350)	(888)
Proceeds from sale of property and equipment	—	2
Purchase of investments	(100)	(210)

Net cash used in investing activities	(450)	(1,096)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1)	—
Net payments under line of credit	—	(4,201)
Proceeds from stock option exercise	607	1,059
Tax benefit realized by exercise of stock options	405	126
Purchase of treasury stock	(9,997)	—
Other assets	(192)	—

Net cash used in financing activities	(9,178)	(3,016)

EFFECT OF EXCHANGE RATES ON CASH	632	521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,733)	330
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,678	7,927

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,945	$8,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$199	$266

Cash paid for taxes	$3,099	$1,483

See accompanying notes to the condensed consolidated financial statements.

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2006, the results of its operations for the three and six months periods ended January 31, 2006 and 2005, and cash flows for the six-month periods ended January 31, 2006 and 2005. The tax provisions for the three and six months periods ended January 31, 2006 and 2005 are based upon management’s estimates of the Company’s annualized effective tax rate.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation adjustments and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and six months ended January 31, 2006 was as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income	$2,686	$2,561	$5,867	$5,734

Unrealized gain (loss) on investments	(15)	31	9	37

Foreign currency translation gain (loss)	721	(270)	1,459	1,277

Comprehensive income	$3,392	$2,322	$7,335	$7,048

DYNAMEX INC.
3. Intangibles
At January 31, 2006, intangibles and related amortization expense for the three and six months ended January 31, 2006 and 2005 consisted of the following:

		Accumulated
	Asset	amortization	Net
Deferred bank financing fees	$126	$(82)	$44

Customer lists	80	(29)	51

Trademarks and other	470	(140)	330

Total	$676	$(252)	$424

	Amortization expense		Amortization expense
	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Deferred bank financing fees	$6	$9	$12	$17

Customer lists	8	—	16	—

Trademarks and other	6	6	11	11

Total	$20	$15	$39	$28

Amortization of deferred financing fees is classified as interest expense in the condensed statements of consolidated operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $75 for 2006, $75 for 2007 and $20 each year thereafter.
4. Computation of Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive to earnings per share.

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income	$2,686	$2,561	$5,867	$5,734

Weighted average common shares outstanding	11,108	11,547	11,326	11,496

Common share equivalents related to options	239	251	226	236

Common shares and common share equivalents	11,347	11,798	11,552	11,732

Net income per common share:
Basic	$0.24	$0.22	$0.52	$0.50

Diluted	$0.24	$0.22	$0.51	$0.49

DYNAMEX INC.
5. Purchases of Common Stock
On September 21, 2005, the Board of Directors authorized management to repurchase up to $10 million of Dynamex Inc. common shares from time to time. The Company completed this repurchase program in January 2006. The Company acquired a total of 623 shares at an average price of $16.04 per share. These shares are being held as treasury shares. The stock repurchases were temporarily financed by advances under the Company’s revolving credit facility, which advances were repaid in December 2005 On January 17, 2006, the Board of Directors authorized management to purchase an additional $10 million of Dynamex common shares from time to time utilizing cash flow generated from operations.
6. Revolving Credit Facility
On November 10, 2005, the Revolving Credit Facility was amended to increase the facility from $15 million to $20 million to accommodate the temporary advances required to fund stock repurchases. There were no borrowings outstanding at January 31, 2006.
7. Litigation
On February 4, 2005, a purported class action was filed against the Company by a former Company driver in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of himself and other past or present Company drivers alleging that the Company’s drivers are employees of the Company, rather than independent contractors, and as a consequence, are entitled to overtime compensation and other benefits under federal and state wage and hour laws. On February 8, 2006, the case was settled and an Agreed Order of Dismissal was entered at no material cost to the Company.
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On January 19, 2006, a purported class action was filed against the Company by a former Company employee in the United States District Court, Southern District of New York, alleging that the Company unlawfully failed to pay wages for work performed for which they received no compensation as well as for overtime work for which they received no overtime pay to which the employees were entitled under the Fair Labor Standards Act (FLSA) and the New York Labor Law and the supporting New York State Department of Labor regulations (NYLL). The plaintiff seeks recovery of unpaid wages, overtime compensation, liquidated damages, additional liquidated damages for unreasonably delayed payment of wages, reasonable attorneys’ fees and costs under the action.
We believe the Company employees referred to above have been appropriately compensated for their regular work time and for their overtime and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
8. Provision for Income Taxes
In the FY 2006 second quarter, the Company received a cash dividend in the amount of $8.1 million from its Canadian subsidiary, net of a withholding tax deduction of approximately $400. The income tax provisions for the three- and six-month periods ended January 31, 2006 were calculated on the pre-tax book income before the dividend using the company’s estimated income tax rate for the full fiscal year, after which the tax effect of the dividend and the income tax gross up for the foreign income taxes paid on the earnings was calculated and reduced by foreign income tax credits allowable to offset foreign source income. The resulting incremental income taxes increased the Company’s effective income tax rate by approximately one per cent and is included in the income tax provision for the periods mentioned above.

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
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2006, Canadian revenues accounted for approximately 35.2% of total consolidated revenue, compared to 33.6% for the same period in 2005. The exchange rate between the Canadian dollar and the U.S. dollar increased 6.0% in the six month period ended January 31, 2006 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2006 would have accounted for 33.9% of total sales.
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
Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing, facilities management, bad debts, insurance, and workers’ compensation costs. Substantially all of the drivers used by the Company are independent contractors who provide their own vehicles. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
Selling, general and administrative expenses (“SG & A”) include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as general management and administrative costs related to such functions. Also included in SG & A expenses are regional and corporate level management, marketing and administrative costs and occupancy costs related to branch and corporate locations.
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
During the six months ended January 31, 2006 and 2005, sales to Office Depot, Inc. represented approximately 10.3% and 9.7%, respectively, of the Company’s consolidated sales.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company believes certain critical accounting policies, as set forth in the Company’s Form 10-K for the year ended July 31, 2005, affect its more significant judgments and estimates

DYNAMEX INC.
used in the preparation of financial statements. As of, and for the six month period ended January 31, 2006, there have been no material changes or updates to the Company’s critical accounting policies.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.9%	64.2%	65.1%	63.8%
Other direct costs	7.6%	8.1%	7.6%	8.2%

Cost of sales	72.5%	72.3%	72.7%	72.0%

Gross profit	27.5%	27.7%	27.3%	28.0%

Selling, general and administrative expenses:
Salaries and employee benefits	15.6%	15.5%	15.2%	15.2%
Other	6.5%	6.6%	6.4%	6.4%

Selling, general and administrative expenses	22.1%	22.1%	21.6%	21.6%

Depreciation and amortization	0.5%	0.5%	0.5%	0.5%
Gain on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	4.9%	5.1%	5.2%	5.9%

Interest expense	0.1%	0.1%	0.1%	0.2%
Other income, net	-0.1%	-0.1%	-0.1%	-0.1%

Income before income taxes	4.9%	5.1%	5.2%	5.8%

Income taxes	1.7%	1.8%	1.8%	2.1%

Net income	3.2%	3.3%	3.4%	3.7%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	January 31,
	2006		2005
Sales by service type:
On demand	$32,022	37.1%	$30,774	39.1%
Scheduled/distribution	$26,456	30.6%	23,636	30.1%
Outsourcing	27,868	32.3%	24,236	30.8%

Total sales	$86,346	100.0%	$78,646	100.0%

Sales by country:
United States	$55,274	64.0%	$51,755	65.8%
Canada	31,072	36.0%	26,891	34.2%

Total sales	$86,346	100.0%	$78,646	100.0%

	Six months ended
	January 31,
	2006		2005
Sales by service type:
On demand	$66,608	37.6%	$61,386	39.5%
Scheduled/distribution	54,703	30.9%	45,606	29.4%
Outsourcing	55,603	31.4%	48,214	31.1%

Total sales	$176,915	100.0%	$155,206	100.0%

Sales by country:
United States	$114,628	64.8%	$102,983	66.4%
Canada	62,287	35.2%	52,223	33.6%

Total sales	$176,915	100.0%	$155,206	100.0%

Three months ended January 31, 2006 compared to three months ended January 31, 2005
Net income for the three months ended January 31, 2006 was $2.7 million ($0.24 per fully diluted share) compared to $2.6 million ($0.22 per fully diluted share) for the three months ended January 31, 2005.
Sales for the three months ended January 31, 2006 were $86 million, a 9.8% increase compared to the same period in 2005. The current year quarter had the same number of business days as the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 4.0% over the prior year quarter, which had the effect of increasing sales for the three months ended January 31, 2006 by approximately $1.1 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 8.3% higher in the current quarter compared to the prior year. Also during the quarter, fuel surcharges associated with higher fuel prices included in consolidated sales increased slightly less than 3% compared to the prior year. The core growth rate, the rate excluding the impact of the fuel surcharges and changes in the foreign exchange rate, was approximately 5.5% for the quarter (4.0% in the U.S. and 8.1% in Canada). Unusually high attrition in the U.S. negatively impacted the overall core growth this quarter by an estimated 3.0% to 3.5%. Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 11.2% this quarter compared to last year.
Cost of sales for the three months ended January 31, 2006 increased $5.7 million, or 10.1%, to $62.6 million from $56.9 million for the same period in the prior year. Cost of sales, as a percentage of sales was 72.5% for the three months ended January 31, 2006, slightly lower than the 73.1% in the first quarter of FY 2006 but higher than the 72.3% for the same period in the prior year. The primary reason for the increase in cost of sales this quarter

DYNAMEX INC.
compared to the prior year, was the increase in purchased transportation costs as a percentage of sales from 64.2% of sales last year to 64.9% of sales in the current year quarter. This increase is attributable to the continuing change in business mix and the impact of higher fuel surcharges.
SG & A expenses for the three months ended January 31, 2006 increased $1.7 million, or 9.9%, to $19.1 million from $17.4 million for the same period in the prior year. Approximately $240 of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, SG & A increased 8.6% in the current quarter compared to the year-ago quarter. On a constant dollar basis, compensation expense increased approximately $650 while employee benefits, including medical and dental costs, stock option expense and payroll taxes, increased approximately $500. The increase in compensation results from additional personnel added over the last year to operate and manage new business as well as additional sales and IT personnel. As a percentage of sales, SG & A expenses were 22.1% for the three months ended January 31, 2006, the same percentage as in the same period last year.
For the three months ended January 31, 2006, depreciation and amortization was $448 compared to $369 for the same period in the prior year. The increase is primarily attributable to implementation of its new proprietary DECS software system late in FY 2005. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense was $90, a decrease of $26 or 22.4% for the current quarter. This decrease is primarily attributable to lower outstanding debt and a lower interest rate. Interest expense as a percentage of sales, was 0.1% in the current quarter compared to 0.1% in the prior period. Interest expense is expected to remain at or below current levels for the remainder of FY 2006.
The effective income tax rate was 35.7% for the current quarter compared to 35.6% for the prior year, primarily due to a lower effective tax rate on Canadian income offset by a slightly higher tax on the Canadian dividend.
Six months ended January 31, 2006 compared to six months ended January 31, 2005
Net income for the six months ended January 31, 2006 was $5.9 million ($0.51 per fully diluted share) compared to $5.7 million ($0.49 per fully diluted share) for the six months ended January 31, 2005.
Sales for the six months ended January 31, 2006 were $177 million, an 14.0% increase over $155 million for the same period in 2005. The current year period had the same number of business days as the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 6.0% over the prior year period, which had the effect of increasing sales for the six months ended January 31, 2006 by approximately $3.5 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, the sales would have been approximately 11.7% higher in the current period compared to the prior year. Also during the period, fuel surcharges associated with higher fuel prices included in consolidated sales increased an estimated 2.5% to 3.0%in the current six-month period compared to the same period of the prior year. The core growth rate of sales, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 9.0% for the six months ended January 31, 2006 (8.8% in the U.S. and 9.5% in Canada). Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 12.6% in the first six months of the current fiscal year compared to the same period last year.
Cost of sales for the six months ended January 31, 2006 increased $17.0 million, or 15.3%, to $128.8 million from $111.7 million for the same period in the prior year. Cost of sales, as a percentage of sales was 72.7% for the six months ended January 31, 2006, compared to 72.0% for the six months ended January 31, 2005. The primary reason for the increase in cost of sales this year was the increase in purchased transportation costs as a percentage of sales from 63.8% of sales last year to 65.1% this year. The impact of route optimization for certain customers last year, rapidly escalating fuel prices that were not recovered timely due to fuel surcharge mechanisms in certain contracts principally in the FY 2006 first quarter, “Greenfield” operations in the Southeast U.S. where margins were lower during initial phases and the continuing shift in business mix are the primary reasons for the increase in purchased transportation costs.
SG & A expenses for the six months ended January 31, 2006 increased $4.5 million, or 13.5%, to $38.1 million from $33.6 million for the same period in the prior year. Approximately $684 of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate,

DYNAMEX INC.
over 73% of the increase in SG & A was for salaries and benefits that included approximately $320 in charges for discretionary bonuses and severance costs and higher employee benefit costs for medical and dental costs, stock option expense and payroll taxes. The remaining increase in salaries and benefits is primarily attributable to additional personnel required to operate and manage new business added over the last year as well as additional sales and IT personnel. As a percentage of sales, SG & A expenses were 21.6% for the six months ended January 31, 2006, the same percentage as the prior year.
For the six months ended January 31, 2006, depreciation and amortization was $941 compared to $745 for the same period in the prior year. The increase is primarily attributable to implementation of its new proprietary DECS software system late in FY 2005. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense was $175, a decrease of $98 or 35.9% for the current quarter. This decrease is primarily attributable to lower outstanding debt and a lower interest rate. Interest expense as a percentage of sales, was 0.1% in the current quarter compared to 0.2% in the prior period. Interest expense is expected to remain low throughout the remainder of FY 2006.
The effective income tax rate was 35.4% for the current period compared to 36.1% for the prior year, primarily due to a lower effective tax rate on Canadian income offset by a slightly higher tax on the Canadian dividend.
Liquidity and Capital Resources
Net cash provided by operating activities was $5.3 million for the six months ended January 31, 2006 compared to $3.9 million for the same period in 2005. The increase is attributable to higher net income and reduced requirements for working capital (changes in current assets and liabilities), $2.7 million in 2006 versus $5.1 million in 2005. The cash flow benefit from the reduction in working capital requirements in the current year was partially offset by higher income tax payments, primarily in the U.S. due to the full utilization of U.S. net operating losses in prior periods.
Capital expenditures for the six months ended January 31, 2006 were approximately $0.4 million compared to $0.9 million in 2005. The 2006 expenditures related primarily to improvements in the Company’s technology infrastructure to support its operations. Management expects capital expenditures to be at the lower end of the $2 million to $3 million range for the full fiscal year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.
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
Effective October 31, 2005, the Revolving Credit Facility was amended to eliminate stock acquisitions of up to $25 million from the fixed charge coverage ratio calculation. On November 10, 2005, the Revolving Credit Facility was amended to increase the facility from $15 million to $20 million to accommodate temporary borrowings to fund the stock repurchase program. At January 31, 2006, letters of credit totaling $4.0 million were outstanding.
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $10.2 million (5.8% of sales) for the six months ended January 31, 2006, compared to $10.0 million (6.4% of sales) in the same period last year. The decrease as a percentage of sales is due to higher cost of sales and increased SG & A expenses mentioned above. EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in

DYNAMEX INC.
analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income	$2,686	$2,561	$5,867	$5,734
Adjustments:
Income tax expense	1,494	1,417	3,212	3,244
Interest expense	90	116	175	273
Depreciation and amortization	448	369	941	745

EBITDA	$4,718	$4,463	$10,195	$9,996

EBITDA margin	5.5%	5.7%	5.8%	6.4%
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
Certain Tax Matters Related to Drivers
Substantially all of the Company’s drivers own their own vehicles and as of January 31, 2006, approximately 99% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect

DYNAMEX INC.
classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.
Claims Exposure
As of January 31, 2006, the Company utilized the services of approximately 4,800 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million with a per claim deductible of $250. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35 to $75). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.
Highly Competitive Industry
The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with the Company not only for provision of services but also for qualified independent contractor drivers. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future.
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

DYNAMEX INC.
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
Dependence on Availability of Qualified Delivery Personnel
The Company is dependent upon its ability to attract and retain qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate and upgrade its pool of available delivery and support personnel to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The ability of the Company to retain independent contractor drivers may also be impacted by our ability to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay. The inability to attract and retain qualified delivery personnel would have a material adverse impact on the Company’s business, financial condition and results of operations.
Fuel Costs
The independent contractor drivers utilized by the Company are responsible for all vehicle expenses including maintenance, insurance, fuel and all other operating costs. The Company makes every reasonable effort to include fuel cost adjustments in customer billings that are paid to independent contractor drivers to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset independent contractor driver costs, the Company may be unable to attract a sufficient number of independent contractor drivers which may negatively impact the Company’s business, financial condition and results of operations.
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

DYNAMEX INC.
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

DYNAMEX INC.
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
Interest Rate Exposure
The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current average interest rates versus current debt levels at current average interest rates with a 10% increase. Based on this model, a 10% increase would result in no increase in interest expense. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company’s management.

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of January 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On February 4, 2005, a purported class action was filed against the Company by a former Company driver in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of himself and other past or present Company drivers alleging that the Company’s drivers are employees of the Company, rather than independent contractors, and as a consequence, are entitled to overtime compensation and other benefits under federal and state wage and hour laws. On February 8, 2006, the case was settled and an Agreed Order of Dismissal was entered at no material cost to the Company.
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On January 19, 2006, a purported class action was filed against the Company by a former Company employee in the United States District Court, Southern District of New York, alleging that the Company unlawfully failed to pay wages for work performed for which they received no compensation as well as for overtime work for which they received no overtime pay to which the employees were entitled under the Fair Labor Standards Act (FLSA) and the New York Labor Law and the supporting New York State Department of Labor regulations (NYLL). The plaintiff seeks recovery of unpaid wages, overtime compensation, liquidated damages, additional liquidated damages for unreasonably delayed payment of wages, reasonable attorneys’ fees and costs under the action.
We believe the Company employees referred to above have been appropriately compensated for their regular work time and for their overtime and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
Item 1A. Risk Factors.
No material changes have been made in the disclosure of risk factors from those set forth in the Company’s annual report on Form 10-K. However, reference is made to the disclosures in Item 2 of Part I of this report on Form 10-Q.

DYNAMEX INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Common Stock Repurchases

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan

November 1 to November 16, 2005	70,600	$16.47	70,600	$1,045,000

January 5 to January 17, 2006	52,100	$20.00	52,100	None
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company on September 21, 2005 authorizing management to acquire up to $10 million of the Company’s common stock outstanding.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual shareholder meeting on January 10, 2006. At that meeting, the shareholders voted on the following three proposals:

Proposal #1	To elect six (6) directors of the Company

	Nominee	For	Withheld

	Richard K. McClelland	9,515,590	841,408
	Kenneth H. Bishop	9,514,990	842,008
	Brian J. Hughes	9,514,976	842,022
	Wayne Kern	9,451,166	905,832
	Bruce E. Ranck	9,515,584	841,414
	Stephen P. Smiley	9,476,099	880,899

Proposal #2	To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the year ending July 31, 2006

For	Against	Abstain

10,332,940	18,857	5,201

Proposal #3	To transact such other business as may properly come before the Annual Meeting and any adjournments thereof.

For	Against	Abstain

7,142,305	3,163,751	50,942

DYNAMEX INC.

Item 6.	Exhibits Exhibits:

10.14.1	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.

10.14.2	Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: March 3, 2006	by	/s/ Richard K. McClelland

Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: March 3, 2006	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: March 3, 2006	by	/s/ Samuel T. Hicks

Samuel T. Hicks
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

10.14.1	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.

10.14.2	Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E - 1