Form 10-Q
period 2006-04-30
DYNAMEX INC
filed 2006-06-09
CIK 1015483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 31, 2006 was 10,606,927 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	April 30,	July 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$4,798	$11,678
Accounts receivable (net of allowance for doubtful accounts of $903 and $767, respectively)	36,609	31,703
Prepaid and other current assets	2,560	3,115
Deferred income taxes	3,131	1,992

Total current assets	47,098	48,488

PROPERTY AND EQUIPMENT — net	4,795	5,597
GOODWILL	47,070	46,088
INTANGIBLES — net	406	463
DEFERRED INCOME TAXES	6,271	7,625
OTHER	1,588	1,214

Total assets	$107,228	$109,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$7,301	$11,145
Accrued liabilities	19,099	14,426

Total current liabilities	26,400	25,571
LONG-TERM DEBT	2,406	8

Total liabilities	28,806	25,579

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 11,756 and 11,612 outstanding, respectively	118	116
Additional paid-in capital	79,354	77,196
Treasury stock, 1,074 shares, at cost	(18,607)	—
Retained earnings	12,848	3,768
Accumulated other comprehensive income	4,709	2,816

Total stockholders’ equity	78,422	83,896

Total liabilities and stockholders’ equity	$107,228	$109,475

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Sales	$86,916	$81,778	$263,831	$236,981

Cost of sales:
Purchased transportation	56,255	$52,649	171,507	151,597
Other direct costs	6,195	6,116	19,702	18,878

Cost of sales	62,450	58,765	191,209	170,475

Gross profit	24,466	23,013	72,622	66,506

Selling, general and administrative expenses:
Salaries and employee benefits	12,855	12,075	39,729	35,668
Other	5,795	5,608	17,044	15,613

Selling, general and administrative expenses	18,650	17,683	56,773	51,281

Depreciation and amortization	523	414	1,464	1,159
(Gain) loss on disposal of property and equipment	—	(24)	1	(21)

Operating income	5,293	4,940	14,384	14,087

Interest expense	38	90	213	363
Other income, net	(55)	(46)	(219)	(150)

Income before income taxes	5,310	4,896	14,390	13,874

Income taxes	2,098	2,166	5,310	5,410

Net income	$3,212	$2,730	$9,080	$8,464

Basic earnings per common share:	$0.29	$0.24	$0.81	$0.73

Diluted earnings per common share:	$0.29	$0.23	$0.80	$0.72

Weighted average shares:
Common shares outstanding	10,915	11,586	11,192	11,525
Adjusted common shares — assuming exercise of stock options	11,143	11,832	11,404	11,765
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	April 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$9,080	$8,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,464	1,159
Amortization of deferred bank financing fees	18	26
Provision for losses on accounts receivable	556	344
Stock option compensation	606	355
Deferred income taxes	216	3,076
Loss on disposal of property and equipment	1	(21)
Changes in current operating assets and liabilities:
Accounts receivable	(5,460)	(5,235)
Prepaids and other current assets	555	(1,292)
Accounts payable and accrued liabilities	828	(340)

Net cash provided by operating activities	7,864	6,536

INVESTING ACTIVITIES
Purchase of property and equipment	(560)	(1,450)
Cash payment for acquisition	—	(100)
Proceeds from sale of property and equipment	—	29
Purchase of investments	(134)	(270)

Net cash used in investing activities	(694)	(1,791)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2)	—
Net proceeds (payments) under line of credit	2,400	(6,201)
Proceeds from stock option exercise	844	1,065
Tax benefit realized by exercise of stock options	708	126
Purchase of treasury stock	(18,607)	—
Other assets	(198)	(2)

Net cash used in financing activities	(14,855)	(5,012)

EFFECT OF EXCHANGE RATES ON CASH	805	404

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,880)	137
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,678	7,927

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,798	$8,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$200	$341

Cash paid for taxes	$4,324	$2,354

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2006, the results of its operations for the three and nine months periods ended April 30, 2006 and 2005, and cash flows for the nine-month periods ended April 30, 2006 and 2005. The tax provisions for the three and nine months periods ended April 30, 2006 and 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation adjustments and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and nine months ended April 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income	$3,212	$2,730	$9,080	$8,464

Unrealized gain (loss) on investments	34	(11)	42	26

Foreign currency translation gain (loss)	391	(283)	1,851	994

Comprehensive income	$3,637	$2,436	$10,973	$9,484

DYNAMEX INC.
3. Intangibles
At April 30, 2006, intangibles and related amortization expense for the three and nine months ended April 30, 2006 and 2005 consisted of the following:

		Accumulated
	Asset	amortization	Net

Deferred bank financing fees	$126	$(88)	$38

Customer lists	80	(37)	43

Trademarks and other	470	(145)	325

Total	$676	$(270)	$406

	Amortization expense		Amortization expense
	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Deferred bank financing fees	$6	$9	$18	$26

Customer lists	8	—	24	—

Trademarks and other	6	6	15	16

Total	$20	$15	$57	$41

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income	$3,212	$2,730	$9,080	$8,464

Weighted average common shares outstanding	10,915	11,586	11,192	11,525

Common share equivalents related to options	228	246	212	240

Common shares and common share equivalents	11,143	11,832	11,404	11,765

Net income per common share:
Basic	$0.29	$0.24	$0.81	$0.73

Diluted	$0.29	$0.23	$0.80	$0.72

5. Purchases of Common Stock
On September 21, 2005, the Board of Directors authorized the repurchase up to $10 million of Dynamex Inc.

DYNAMEX INC.
common shares. The Company subsequently completed this repurchase program in January 2006. The Company acquired a total of 623 shares at an average price of $16.04 per share. On January 17, 2006, the Board of Directors authorized an additional $10 million repurchase of Dynamex common shares. The Company completed this repurchase program in May 2006. The Company acquired a total of 530 shares at an average price of $19.08 per share. All of the shares are being held as treasury shares, but it is the Company’s intention to cancel the repurchased shares.
6. Long-Term Debt
Revolving Credit Facility
On November 10, 2005, the Revolving Credit Facility (“Facility”) was amended to increase the Facility from $15 million to $20 million to accommodate temporary advances required to fund stock repurchases. As of April 30, 2006, $2.4 million and $4.4 million of debt and letters of credit, respectively, were outstanding under the Facility .
7. Commitments and Contingencies
On April 15, 2005, a purported class action suit was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any.
The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $400 assessment against the Company. The Company has filed a request to extend the period to file a petition for reassessment citing failure of proper notice. No hearing has been scheduled with regard to the Company’s request. The Company is in the process of providing further documentation to reduce such assessment. The Company has established a reserve for the estimated liability associated with the EDD assessment.
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
We believe the Company’s employees referred to in the preceding paragraph were compensated appropriately and intend to vigorously defend this litigation. We believe the outcome of this action will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
The Company is a party to various other legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
8. Provision for Income Taxes
The Company received cash dividends from its Canadian subsidiaries in the amount of $8.1 million and $1 million in the FY 2006 second and third quarters, respectively, net of total withholding tax deductions of approximately $455. The income tax provisions for the three- and nine-month periods ended April 30, 2006 reflect the higher

DYNAMEX INC.
federal income tax rate of 35% compared to 34% for the additional income from Canadian dividends and from the “true-up” of the estimated state income tax rates based on actual tax returns. The effective rates were impacted by the effect on the pre-tax book income of the dividends using the company’s estimated income tax rate for the full fiscal year, after which the tax effect of the dividend and the income tax gross up for the foreign income taxes paid on the earnings was calculated and reduced by foreign income tax credits allowable to offset foreign source income. The resulting incremental income taxes increased the Company’s effective income tax rate by approximately one and one-half per cent for the nine months ended April 30, 2006 and are included in the income tax provision for the periods mentioned above.

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
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2006, Canadian revenues accounted for approximately 35.3% of total consolidated revenue, compared to 33.5% for the same period in 2005. The exchange rate between the Canadian dollar and the U.S. dollar increased 6.3% in the nine month period ended April 30, 2006 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2006 would have accounted for 33.9% of total sales.
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
During the nine months ended April 30, 2006 and 2005, sales to Office Depot, Inc. represented approximately 10.3% and 9.8%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 24% of the Company’s consolidated sales for the nine months ended April 30, 2006 and 2005.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally

DYNAMEX INC.
accepted in the United States of America. The Company believes certain critical accounting policies, as set forth in the Company’s Form 10-K for the year ended July 31, 2005, affect its more significant judgments and estimates used in the preparation of financial statements. As of, and for the nine month period ended April 30, 2006, there have been no material changes or updates to the Company’s critical accounting policies.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.7%	64.4%	65.0%	64.0%
Other direct costs	7.1%	7.5%	7.5%	8.0%

Cost of sales	71.8%	71.9%	72.5%	72.0%

Gross profit	28.2%	28.1%	27.5%	28.0%

Selling, general and administrative expenses:
Salaries and employee benefits	14.8%	14.8%	15.1%	15.1%
Other	6.7%	6.9%	6.5%	6.6%

Selling, general and administrative expenses	21.5%	21.7%	21.6%	21.7%

Depreciation and amortization	0.6%	0.5%	0.6%	0.5%
Gain on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	6.1%	5.9%	5.3%	5.8%

Interest expense	0.0%	0.1%	0.1%	0.2%
Other income, net	-0.1%	-0.1%	-0.1%	-0.1%

Income before income taxes	6.2%	5.9%	5.3%	5.7%

Income taxes	2.4%	2.6%	2.0%	2.3%

Net income	3.8%	3.3%	3.3%	3.4%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	April 30
	2006		2005
Sales by service type:
On demand	$31,868	36.7%	$31,130	38.1%
Scheduled/distribution	$26,284	30.2%	$25,346	31.0%
Outsourcing	$28,764	33.1%	$25,302	30.9%

Total sales	$86,916	100.0%	$81,778	100.0%

Sales by country:
United States	$56,187	64.6%	$54,689	66.9%
Canada	$30,729	35.4%	$27,089	33.1%

Total sales	$86,916	100.0%	$81,778	100.0%

	Nine months ended
	April 30
	2006		2005
Sales by service type:
On demand	$98,477	37.3%	$92,513	39.1%
Scheduled/distribution	$80,987	30.7%	$70,952	29.9%
Outsourcing	$84,367	32.0%	$73,516	31.0%

Total sales	$263,831	100.0%	$236,981	100.0%

Sales by country:
United States	$170,815	64.7%	$157,668	66.5%
Canada	$93,016	35.3%	$79,313	33.5%

Total sales	$263,831	100.0%	$236,981	100.0%

Three months ended April 30, 2006 compared to three months ended April 30, 2005
Net income for the three months ended April 30, 2006 was $3.2 million ($0.29 per fully diluted share) compared to $2.7 million ($0.23 per fully diluted share) for the three months ended April 30, 2005.
Sales for the three months ended April 30, 2006 were $87 million, a 6.3% increase compared to the same period in 2005. The current year quarter had one less business day than the prior year. On a sales per day basis, sales increased 8.0% in the current year quarter versus the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 6.9% over the prior year quarter, which had the effect of increasing sales for the three months ended April 30, 2006 by approximately $2.0 million, about 2.4%, had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales per day would have been approximately 5.7% higher in the current quarter compared to the prior year. Also during the quarter, higher fuel surcharges included in consolidated sales accounted for approximately 2.1% of the increase in sales per day compared to the prior year. The core growth rate, the rate excluding the impact of the fuel surcharges and changes in the foreign exchange rate, was approximately 3.6% for the quarter (2.6% in the U.S. and 5.7% in Canada). The core growth rate was negatively impacted by customer attrition this fiscal year, the bulk of which occurred in the 2nd quarter. Canadian sales per day including fuel surcharges, in Canadian dollars, increased approximately 8.2% this quarter compared to last year. We expect the core sales per day growth rate to be in the mid-single digit range in the fourth quarter of FY 2006 and we expect it to increase to the 8% to 12% range by the second fiscal quarter of 2007.
Cost of sales for the three months ended April 30, 2006 increased $3.7 million, or 6.3%, to $62.5 million from $58.8 million for the same period in the prior year. Cost of sales, as a percentage of sales was 71.8% for the three months

DYNAMEX INC.
ended April 30, 2006, slightly lower than the 71.9% for the same period in the prior year. Higher sales in the current year quarter is the primary reason for the dollar increase in cost of sales compared to the prior year. As a percentage of sales, the increase in purchased transportation, attributable to the continuing change in business mix and the impact of higher fuel prices, was more than offset by the reduction of other cost of sales.
SG & A expenses for the three months ended April 30, 2006 increased $1.0 million, or 5.5%, to $18.7 million from $17.7 million for the same period in the prior year. Approximately $400 of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, SG & A increased 3.2% in the current quarter compared to the year-ago quarter. On a constant dollar basis, compensation expense increased approximately $470 while employee benefits, including medical and dental costs, stock option expense and payroll taxes, increased approximately $30. The increase in compensation results from additional personnel added over the last year to operate and manage new business as well as additional sales and IT personnel. As a percentage of sales, SG & A expenses were 21.5% for the three months ended April 30, 2006, compared to 21.7% for the same period last year.
For the three months ended April 30, 2006, depreciation and amortization was $523 compared to $414 last year. The increase is primarily attributable to implementation of the Company’s proprietary DECS software system late in FY 2005. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense was $38, a decrease of $52 or 57.8% for the current quarter. This decrease is primarily attributable to lower outstanding debt and a lower interest rate. Interest expense as a percentage of sales, was less than 0.1% in the current quarter compared to 0.1% in the prior period.
The effective income tax rate was 39.5% for the current quarter compared to 44.2% for the prior year. The effective income tax rate this year was adjusted to reflect the impact of increased taxable earnings associated with dividends received from the Company’s Canadian subsidiary that resulted in an increase in the U.S. federal income tax rate from 34% to 35%and from the “true-up” of the estimated state income tax rates based on actual tax returns. The comparable quarter last year included a “true-up” related to the FY 2004 returns and an adjustment to the estimated income tax rate for FY 2005 based on those returns.
Nine months ended April 30, 2006 compared to nine months ended April 30, 2005
Net income for the nine months ended April 30, 2006 was $9.1 million ($0.80 per fully diluted share) compared to $8.5 million ($0.72 per fully diluted share) for the nine months ended April 30, 2005.
Sales for the nine months ended April 30, 2006 were $264 million, an 11.3% increase over $237 million for the same period in 2005. The current year period had the same number of business days as the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 6.3% over the prior year period, which had the effect of increasing sales for the nine months ended April 30, 2006 by approximately $5.5 million, about 2.3%, had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales would have been approximately 9.0% higher in the current period compared to the prior year. Also during the period, higher fuel surcharges included in consolidated sales increased an estimated 2.8% in the current nine-month period compared to the same period of the prior year. The core growth rate of sales, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 6.4% for the nine months ended April 30, 2006 (5.7% in the U.S. and 7.7% in Canada). The core growth rate was negatively impacted by customer attrition this fiscal year, the bulk of which occurred in the 2nd fiscal quarter. Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 10.4% in the first nine months of the current fiscal year compared to the same period last year.
Cost of sales for the nine months ended April 30, 2006 increased $20.7 million, or 12.2%, to $191.2 million from $170.5 million for the same period in the prior year. Cost of sales, as a percentage of sales was 72.5% for the nine months ended April 30, 2006, compared to 72.0% for the nine months ended April 30, 2005. The primary reason for the increase in cost of sales this year was the increase in purchased transportation costs as a percentage of sales from 64.0% of sales last year to 65.0% this year. The impact of route optimization for certain customers last year, rapidly escalating fuel prices that were not recovered timely due to fuel surcharge mechanisms in certain contracts principally in the FY 2006 first quarter, “Greenfield” operations in the Southeast U.S. where margins were lower

DYNAMEX INC.
during initial phases of operations and the continuing shift in business mix are the primary reasons for the increase in purchased transportation costs.
SG & A expenses for the nine months ended April 30, 2006 increased $5.5 million, or 10.7%, to $56.8 million from $51.3 million for the same period in the prior year. Approximately $1.1 million of this increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Excluding the impact of the exchange rate, over 75% of the increase in SG & A was for salaries and benefits that included approximately $543 in charges for discretionary bonuses and severance costs and higher employee benefit costs for medical and dental costs, stock option expense and payroll taxes. The remaining increase in salaries and benefits is primarily attributable to additional personnel required to operate and manage new business added over the last year as well as additional sales and IT personnel. As a percentage of sales, SG & A expenses were 21.6% for the nine months ended April 30, 2006, down slightly from the prior year.
For the nine months ended April 30, 2006, depreciation and amortization was $1,464 compared to $1,159 for the same period in the prior year. The increase is primarily attributable to implementation of the proprietary DECS software system late in FY 2005. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense was $213, a decrease of $150 or 41.3% for the current nine months. This decrease is primarily attributable to lower outstanding debt and a lower interest rate. Interest expense as a percentage of sales, was 0.1% in the current nine month period compared to 0.2% in the prior year period.
The effective income tax rate was 36.9% for the current period compared to 39.0% for the prior year. The income tax provision for the nine months ended April 30, 2006 was adjusted to reflect the higher federal income tax rate of 35% compared to 34% for the additional income from the dividends received from the Company’s Canadian subsidiary and from the “true-up” of the estimated state income tax rates based on actual tax returns. The nine months last year included a “true-up” related to the FY 2004 returns and an adjustment to the estimated income tax rate for FY 2005 based on those returns.
Liquidity and Capital Resources
Net cash provided by operating activities was $7.9 million for the nine months ended April 30, 2006 compared to $6.5 million for the same period in 2005. The increase is attributable to higher net income in the current fiscal year and reduced requirements for working capital (changes in current assets and liabilities), $4.1 million in 2006 versus $6.9 million in 2005. The cash flow benefit from the reduction in working capital requirements in the current year was partially offset by higher income tax payments, primarily in the U.S. due to the full utilization of U.S. net operating losses in prior periods.
Capital expenditures for the nine months ended April 30, 2006 were approximately $0.6 million compared to $1.5 million in 2005. The 2006 expenditures relate primarily to improvements in the Company’s technology infrastructure to support its operations. Management expects capital expenditures to be in the $1.5 to $2.0 million range over the next two quarters as we update our phone systems and purchase additional software to support our route optimization capabilities.
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
Effective October 31, 2005, the Revolving Credit Facility was amended to eliminate stock acquisitions of up to $25 million from the fixed charge coverage ratio calculation. On November 10, 2005, the Revolving Credit Facility was

DYNAMEX INC.
increased from $15 million to $20 million to accommodate temporary borrowings to fund the stock repurchase program. At April 30, 2006, borrowings under the credit agreement totaled $2.4 million and letters of credit totaling $4.4 million were outstanding.
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $16.1 million (6.1% of sales) for the nine months ended April 30, 2006, compared to $15.4 million (6.5% of sales) in the same period last year. The decrease as a percentage of sales is primarily due to higher purchased transportation costs mentioned above. EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income	$3,212	$2,730	$9,080	$8,464
Adjustments:
Income tax expense	2,098	2,166	5,310	5,410
Interest expense	38	90	213	363
Depreciation and amortization	523	414	1,464	1,159

EBITDA	$5,871	$5,400	$16,067	$15,396

Management expects that its future capital requirements will generally be met from internally generated cash flow and from temporary borrowings available from the Revolving Credit Facility to support the $10 million stock repurchase program authorized by the Board of Directors on June 7, 2006. The Company’s access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital.
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
Certain Tax Matters Related to Drivers
Substantially all of the Company’s drivers own their own vehicles and as of April 30, 2006, approximately 99% of these owner-operators were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than

DYNAMEX INC.
independent contractors. The Company believes that the independent owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.
Claims Exposure
As of April 30, 2006, the Company utilized the services of approximately 4,800 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million with a per claim deductible of $250. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35 to $75). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.
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

DYNAMEX INC.
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
Technological Advances
Technological advances for document distribution have affected the market for on-demand document delivery services. Although the Company has shifted its focus to differentiated package distribution and logistics services, there can be no assurance that these or other technologies will not have a material adverse effect on the Company’s business, financial condition and results of operations in the future.
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

DYNAMEX INC.
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.1 million and a decrease in quarterly net income of approximately $.1 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
Interest Rate Exposure
The sensitivity analysis model used by the Company for interest rate exposure compares interest expense fluctuations over a one-year period based on current debt levels and current average interest rates versus current debt levels at current average interest rates with a 10% increase. Based on this model, a 10% increase would result in no material increase in interest expense. There can be no assurances that the above projected interest rate increase will materialize. Fluctuations of interest rates are beyond the control of the Company’s management.

DYNAMEX INC.

Item 4.	Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of April 30, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DYNAMEX INC.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
On April 15, 2005, a purported class action suit was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any.
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
We believe the Company’s employees referred to in the preceding paragraph were compensated appropriately and intend to vigorously defend this litigation. We believe the outcome of this action will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
The Company is a party to various other legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

Item 1A.	Risk Factors.
          No material changes have been made in the disclosure of risk factors from those set forth in the Company’s annual report on Form 10-K. However, reference is made to the disclosures in Item 2 of Part I of this report on Form 10-Q.

DYNAMEX INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
          (c) Common Stock Repurchases

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan

March 1 to March 31, 2006	201,000	$18.77	201,000	$3,772,124

April 1 to April 30, 2006	250,000	$19.35	250,000	$4,837,530
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company on January 17, 2006 authorizing management to acquire up to $10 million of the Company’s common stock outstanding.

DYNAMEX INC.

Item 6.	Exhibits
Exhibits:
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a-15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a-15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: June 8, 2006	by	/s/ Richard K. McClelland

Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: June 8, 2006	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated: June 8, 2006	by	/s/ Samuel T. Hicks

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