Form 10-K
period 2006-07-31
DYNAMEX INC
filed 2006-10-16
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21057
DYNAMEX INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0712225
(State of incorporation)	(I.R.S. Employer Identification No.)

5429 LBJ Freeway, Suite 1000, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 560-9000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2006 was approximately $226,925,096.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 12, 2006 was 10,596,038 shares.
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
ITEM 1. BUSINESS
General
     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of business centers, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers local and regional distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services as well as fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company’s on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company’s operation and management of a customer’s mailroom and call center management. In Fiscal Year (FY) 2006, the Company began to license its technology and certain business processes primarily to small, privately held same-day transportation companies in order to increase market share, penetrate new markets and increase operational efficiencies.
Industry Overview
     The delivery and logistics industry is large, highly fragmented and growing. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. The same-day delivery and logistics industry in the United States and Canada consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. Relative to smaller operators in the industry, the Company believes that national operators such as the Company benefit from several competitive advantages including: national brand identity, professional management, the ability to service accounts on a multi-market basis and centralized administrative and management information systems.
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
     Create Strategic Alliances. By forming alliances with strategic partners that offer services that complement those of the Company, the Company and its partner can jointly market their services, thereby accessing one another’s customer base and providing such customers with a broader range of value added services. For example, the Company has formed an alliance with Purolator whereby on an exclusive basis the Company and Purolator provide one another with certain delivery services and market one another’s delivery services to their respective customers. Purolator reports that it is the largest overnight courier in Canada. See “— Sales and Marketing.”
     License Technology and Business Practices. Over the last ten years, the Company has developed industry leading proprietary software and has documented its business processes and practices. In fiscal year 2006, the Company began to license its technology and certain business processes to smaller, privately-owned industry participants in order to increase and solidify market share in existing markets, expand to and penetrate new markets, and increase operational efficiencies and decrease operational costs.
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
     Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer’s request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company’s ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. For the fiscal years ended July 31, 2006, 2005 and 2004, approximately 38%, 39%, and 41% respectively, of the Company’s sales were generated from same-day on-demand delivery services.
     Same-Day Local and Regional Distribution. The Company provides same-day scheduled local and regional distribution services that include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company’s on-demand delivery capabilities are available to supplement scheduled services as needed. A bulk shipment may be received at the Company’s warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in Ontario Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2006, 2005 and 2004, approximately 30%, 30%, and 28%, respectively, of the Company’s sales were generated from same-day scheduled distribution services.
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
     The largest component of the Company’s outsourcing services is fleet management. With its fleet management service, the Company provides transportation services primarily for customers that previously managed such operations in-house. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor-trailers (or any combination) and may display the customer’s logo and colors. In addition, the Company’s on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained than would otherwise be required. The Company’s fleet management services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. Because the Company does not own delivery vehicles, but instead contracts with drivers who do, the Company’s fleet management solutions are not limited by the Company’s need to utilize its own fleet.
     By outsourcing their fleet management, the Company’s customers (i) utilize the Company’s distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For example, the Company has configured and now manages a distribution fleet for one of the largest distributors to drugstores in Canada. For the fiscal years ended July 31, 2006, 2005 and 2004, approximately 32%, 31% and 31%, respectively, of the Company’s sales were generated from fleet management and other outsourcing services.
     While the volume of individual services provided varies significantly between locations, each of the Company’s business centers generally offers the same core services. Factors that impact business mix include customer base, competition, geographic characteristics, available labor and general economic environment. The Company can bundle its various delivery and logistics services to create customized distribution solutions and, by doing so, seeks to become the single source for its customers’ distribution needs.
Operations
     The Company’s operations are divided into regions, six U.S. and four Canadian, with each of the Company’s approximately 49 business centers assigned to the appropriate region. Business center operations are locally managed with regional and national oversight and support provided as necessary. A business center manager is assigned to each business center and is accountable for all aspects of such business center operations including its profitability. Each business center manager reports to a regional manager with similar responsibilities for all business centers within his region. Certain administrative and marketing functions may be centralized for multiple business centers in a given city or region. Dynamex believes that the strong operational background of its senior management is important to building brand identity throughout the United States and Canada while simultaneously overseeing and encouraging individual managers to be successful in their local markets.
     Same-Day On-Demand Delivery. Most business centers have operations centers staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company’s clients have access to a web-based electronic data interface to enter dispatch requirements, page specific drivers, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company’s computers, through pagers or by two-way communication devices.
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
     Substantially all of the Dynamex drivers are independent contractor owner-operators who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as compensation. Management believes that this creates a higher degree of responsiveness on the part of its drivers as well as significantly lowering the capital required to operate the business and reducing the Company’s fixed costs.
Sales and Marketing
     The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The total sales force including management, strategic relationships, business development and administrative support currently totals approximately 106. The Company’s national sales force, comprised of approximately 15 persons, focus on regional and national customers who can utilize services on a multi-market basis. Approximately 74 local employee sales representatives target business opportunities from the business centers, and approximately 7 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company’s sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company’s national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.
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
Customers
     The Company’s target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, retail, office products, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. For the fiscal year ended July 31, 2006, one customer accounted for more than 10% of the Company’s annual sales. During the years ended July 31, 2006 and 2005, sales to Office Depot, Inc. represented approximately 10.6% and 9.8%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25% and 24% of the Company’s consolidated sales for the year ended July 31, 2006 and 2005, respectively.
     A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2006, 2005 and 2004, approximately 36%, 33% and 33% of the Company’s sales, respectively, were generated in Canada. See Note 13 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
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
Safety
     From time to time, the independent contractor owner-operators performing services for the Company are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $30 million. Independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records and conducts criminal background investigations. In addition, where required by applicable law, the Company requires prospective drivers to take a physical examination and to pass a drug test. Drivers are provided information on any additional safety requirements as dictated by customer specifications.
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
Employees
     At July 31, 2006, the Company had approximately 2,000 employees, of whom approximately 1,000 primarily were employed in various management, supervisory, sales, administrative, and other corporate positions and approximately 1,000 were employed as messengers and mailroom workers. Additionally at July 31, 2006, the Company had contracts with approximately 4,300 independent owner-operator drivers. Management believes that the Company’s relationship with such employees and independent contractor owner-operators is good. See “Risk Factors — Certain Tax Matters Related to Drivers.”
     Of the approximately 4,700 independent contractor owner-operator drivers and messengers used by the Company as of July 31, 2006, approximately 1,600 are located in Canada and approximately 3,100 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 70% are represented by major international labor unions. Management believes that the Company’s relationship with such unions is good. Unions represent none of the Company’s U.S. employees, drivers or messengers.
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
ITEM 1A. RISK FACTORS
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
Claims Exposure
     As of July 31, 2006, the Company utilized the services of approximately 4,700 independent contractor owner-operator drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million. Independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.
Certain Tax Matters Related to Drivers
     Substantially all of the Company’s drivers at July 31, 2006 were independent contractors who own their own vehicles. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent contractor owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractor owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods. See “Business — Services” and “— Employees.”
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
Technology Infrastructure
     The Company relies heavily on technology to operate its transportation and business networks, and any disruption to its technology infrastructure or the internet could harm its operations and its reputation among its customers. The Company’s ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of its technology network, including its ability to provide features of service that are important to its customers. Any disruption to its computer systems and web site could adversely impact its customer service, its ability to receive orders and respond to prompt delivery assignments and result in increased costs. While the Company has invested and will continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate it from technology disruptions and the resulting adverse effect on its operations and financial results.
Dependence on Availability of Qualified Delivery Personnel
     The Company is dependent upon its ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is generally relatively low and the competition for independent contractor owner-operators and other employees is intense. The Company must continually evaluate and upgrade its pool of available independent contractor owner-operators to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified delivery personnel could have a material adverse impact on the Company’s business, financial condition and results of operations.
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
Fuel Costs
     The independent contractor owner-operators utilized by the Company are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. The Company makes every reasonable effort to include fuel cost adjustments in customer billings that are paid to independent contractor owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset independent contractor owner-operators’ costs, the Company may be unable to attract a sufficient number of independent contractor owner-operators that may negatively impact the Company’s business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company leases facilities in 85 locations. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Location	Leased Properties
Canada
Alberta	4
British Columbia	5
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	10
Quebec	3
Saskatchewan	2

Canadian Total	28

Number of
Location	Leased Properties
United States
Arizona	1
California	11
Colorado	1
Connecticut	1
Florida	1
Georgia	1
Illinois	3
Indiana	2
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
Missouri	2
Nevada	1
New Jersey	2
New York	7
North Carolina	2
Ohio	1
Pennsylvania	2
Tennessee	1
Texas	7
Virginia	4
Washington	3

United States Total	57
     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required.
     Facility rental expense for the fiscal years ended July 31, 2006, 2005 and 2004 was approximately $7.8 million, $6.2 million and $5.2 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.
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
     The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the

Company, the bulk of which is for personal income taxes. The Company has filed a request to extend the period to file a petition for reassessment citing failure of proper notice. No hearing has been scheduled with regard to the Company’s request. The Company is in the process of providing further documentation to reduce such assessment. The Company has established a reserve for the estimated liability associated with the EDD assessment as of July 31, 2006.
     On January 19, 2006, a purported class action was filed against the Company by a Company employee in the United States District Court, Southern District of New York, alleging that the Company unlawfully failed to pay wages for work performed, for which they received no compensation as well as for overtime work for which they received no overtime pay to which the employees were entitled under the Fair Labor Standards Act (FLSA) and the New York Labor Law and the supporting New York State Department of Labor regulations (NYLL). The plaintiff seeks recovery of unpaid wages, overtime compensation, liquidated damages, additional liquidated damages for unreasonably delayed payment of wages, reasonable attorneys’ fees and costs under the action.
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
Market Information — The Company’s common stock commenced trading on the NASDAQ National Market under the symbol “DDMX” on March 14, 2005. Previously, the common stock was listed on the AMEX. The following table summarizes the high and low sale prices per share of common stock for the periods indicated, as reported on the AMEX, and the range of high and low closing sale prices for our common stock, as reported on the NASDAQ National Market. The NASDAQ prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	Bid
	High	Low
Fiscal 2006
First Quarter	$18.50	$15.15
Second Quarter	21.06	15.65
Third Quarter	20.94	17.15
Fourth Quarter	22.25	18.38

	High	Low
Fiscal 2005
First Quarter	$21.40	$12.74
Second Quarter	22.03	16.81
Third Quarter	20.98	15.00
Fourth Quarter	18.80	15.50
     Holders — As of September 29, 2006, the approximate number of holders of record of common stock was 262.
     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividend in fiscal 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
     Common Stock Repurchase — During FY 2006, the Board of Directors authorized management to purchase up to $30 million of Dynamex Inc. common stock on the open market. Through July 31, 2006, the Company had purchased a total of 1,219,000 shares at an average price of $17.66 per share for a total dollar cost of $21,538,000,of which 145,000 shares were purchased in the fourth quarter of FY 2006 at an average price of $20.16 resulting in a total dollar cost of $3,076,000. All of the shares were cancelled during FY 2006. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company.
     Securities Authorized for Issuance Under Equity Compensation Plans — The following table provides information regarding the Company’s equity compensation plan as of July 31, 2006.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
	outstanding options,	price of outstanding	issuance under equity
Plan category	warrants and rights	options, warrants and rights	compensation plans
Equity compensation plans approved by security holders	472,850	$11.16	491,456
Equity compensation plans not approved by security holders	—	—	—

Total	472,850	$11.16	491,456

ITEM 6.	SELECTED FINANCIAL DATA
     The following selected historical financial statements of operations data and other data for the three years ended July 31, 2006 and the balance sheet data at July 31, 2006 and 2005 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial statements of operations data and other data for the two years ended July 31, 2003 and 2002 and the balance sheet data at July 31, 2004, 2003 and 2002 have been derived from the consolidated financial statements of the Company not appearing herein. The net impact of $19.3 million related to the transitional goodwill impairment charge, recognized as a result of adopting SFAS No. 142, has been excluded from the Statements of Operations Data for the year ended July 31, 2002. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of operations data:
Sales	$358,374	$321,103	$287,856	$250,801	$235,945
Cost of sales	259,311	232,023	206,487	177,850	165,919

Gross profit	99,063	89,080	81,369	72,951	70,026
Selling, general and administrative expenses (1)	77,125	69,049	64,026	58,417	56,944
Depreciation and amortization	1,931	1,648	1,890	2,124	2,957
(Gain) loss on disposal of property and equipment	1	(21)	(41)	19	(21)

Operating income	20,006	18,404	15,494	12,391	10,146
Interest expense, net	295	466	1,406	2,194	3,065
Other (income) expense, net	(275)	(226)	(182)	(340)	414

Income before income taxes	19,986	18,164	14,270	10,537	6,667
Income taxes	7,594	6,979	1,437	2,959	3,658

Income before accounting change	$12,392	$11,185	$12,833	$7,578	$3,009

Income per share before accounting change
basic	$1.12	$0.97	$1.13	$0.68	$0.28

diluted	$1.11	$0.95	$1.11	$0.67	$0.28

Weighted average common shares outstanding:
basic	11,057	11,544	11,314	11,208	10,614
diluted	11,197	11,804	11,532	11,364	10,651

Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (2)
Income before accounting change	$12,392	$11,185	$12,833	$7,578	$3,009
Adjustments:
Income taxes	7,594	6,979	1,437	2,959	3,658
Interest expense, net	295	466	1,406	2,194	3,065
Depreciation and amortization	1,931	1,648	1,890	2,124	2,957

EBITDA	$22,212	$20,278	$17,566	$14,855	$12,689

	July 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance sheet data:
Working capital	$18,889	$22,917	$16,704	$7,779	$9,319
Total assets	110,299	109,475	102,072	95,541	93,870
Long-term debt, excluding current portion	905	8	10,000	14,116	25,531
Stockholders’ equity	79,212	83,896	69,310	54,328	45,124

1)	Selling, general and administrative expenses include salaries, wages and employee benefits as well as facility costs, communication, travel and entertainment, office supplies, equipment rentals and general corporate expenses.

2)	EBITDA is defined as income excluding interest, taxes, depreciation and amortization (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
     Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and more than 99% are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that delivery personnel are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
     Selling, general and administrative expenses (“SG & A”) include salaries, wages and benefit costs incurred at the business center level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in SG & A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to business center and corporate locations.
     Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or fleet management services because driver payments for on-demand services are generally lower as a percentage of sales from such services due primarily to the smaller size of the vehicle required. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company’s gross profit margin is dependent in part on the mix of business for a particular period.
     During the years ended July 31, 2006 and 2005, sales to Office Depot, Inc. represented approximately 10.6% and 9.8%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25% and 24% of the Company’s consolidated sales for the years ended July 31,

2006 and 2005, respectively.
     The Company has no significant investment in transportation equipment. Depreciation and amortization expense primarily relates to office, communication, IT equipment and software and intangible assets.
     A significant portion of the Company’s sales is generated in Canada. For the fiscal years ended July 31, 2006, 2005 and 2004, approximately 36%, 33%, and 33%, respectively, of the Company’s sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company’s operations in the U.S. and in Canada is similar.
     The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2006 compared to July 31, 2005 and increased during the fiscal year ending July 31, 2005 compared to July 31, 2004. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales. The effect of these changes on the Company’s net income for the fiscal years ended July 31, 2006, 2005 and 2004 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material effect on the Company’s business, financial condition or results of operations.
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
     Revenue recognition — Revenues are recognized after services are rendered to customers. There may be a time lag between pickup and delivery and the generation of an invoice. Accordingly, unbilled revenue is recognized for those shipments that have been delivered but have not been invoiced.
     Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. Effective August 2001, the Company adopted SFAS No. 142, which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill. The Company’s operations are conducted in two geographic regions, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. In fiscal 2002, management performed a valuation on each of these reporting units and recognized a goodwill impairment loss of $30 million. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year. Based on this test, the fair value of the goodwill exceeded the carrying amount in all periods subsequent to fiscal 2002. Other intangible assets are being amortized over periods ranging from 3 to 25 years.
     Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2006 amount to $581 thousand.
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
     Effective July 1, 2005 the Company elected to become primarily self-insured for vehicle liability claims. The Company estimates its liability for claims in a manner similar to workers’ compensation claims.
     Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The Company reduced its allowance at July 31, 2006 to approximately 1.8% from the July 31, 2005 allowance of approximately 2.4% of outstanding accounts receivable as a result of a significant reduction in accounts over 90 days.
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
     During the year ended July 31, 2006, the Company repatriated approximately $12.7 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset the U.S. income tax liability arising from the dividends with foreign tax credits. The Company generated unused foreign tax credits related to its Canadian operations and other tax credits of $3.6 million. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the taxable U.S. net operating losses (“NOL”) totaling $10.6 million at January 31, 2004 would be realized, and based on such determination, the Company reversed the valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company utilized substantially all of the NOL during the 2004 and 2005 fiscal years. The Company’s current valuation allowance of approximately $1.7 million relates to a foreign tax credit carryforward compared to a similar valuation allowance of $1.3 at July 31, 2005. The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.
     Stock-based compensation — Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123(R) were adopted by the Company effective August 1, 2005.
     Prior to the effective date of SFAS No. 123(R), June 15, 2005, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encouraged but did not require companies to record compensation cost for stock based employee compensation plans at fair value. Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2006, 2005 and 2004 was substantially the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123(R) been applied to all awards granted after August 1, 1995. The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005, and

2004, respectively: dividend yield of 0% for all years; expected volatility of 51%, 70%, and 83%; risk-free interest rate of 4.3%, 4.2%, and 4.7%, and expected lives of an average of 5.3 years for options granted to employees and of 7.7 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2006, 2005 and 2004 was $8.82, $10.02 and $9.84, respectively.
     As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2006, 2005 and 2004 amounted to $717,000, $459,000 and $318,000, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2006, the anticipated effect on net income for fiscal 2007, net of taxes, will be approximately $450,000.
     Foreign currency translation —Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into U.S. dollars by remittance or repayment, the realized exchange differences are included as other income (expense) in the Consolidated Statement of Operations.
     Treasury stock acquired and retired — Treasury stock is recorded at cost. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
Results of Operations
     The following table sets forth for the periods indicated certain items from the Company’s consolidated statement of operations, expressed as a percentage of sales:

	Years Ended July 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	65.0%	64.3%	62.7%
Other	7.3%	8.0%	9.0%

Cost of sales	72.3%	72.3%	71.7%

Gross profit	27.7%	27.7%	28.3%

Selling, general and administrative:
Salaries and employee benefits	15.0%	14.8%	15.5%
Other	6.5%	6.7%	6.7%

Selling, general and administrative	21.5%	21.5%	22.2%

Depreciation and amortization	0.5%	0.5%	0.7%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%

Operating income	5.7%	5.7%	5.4%

Interest expense	0.1%	0.1%	0.5%
Other income	-0.1%	-0.1%	-0.1%

Income before income taxes	5.7%	5.7%	5.0%

Income taxes	2.1%	2.2%	0.5%

Net income	3.6%	3.5%	4.5%

Year Ended July 31, 2006 Compared to Year Ended July 31, 2005
     Net income for the year ended July 31, 2006 was $12.4 million ($1.11 diluted earnings per common share) compared to $11.2 million ($0.95 diluted earnings per common share) for the year ended July 31, 2005. This improvement results from higher gross profit from increased sales and lower interest expense that was offset, in part, by higher selling, general and administrative expense.
     Sales increased $37 million to $358 million in FY 2006, an increase of 11.6% compared to the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 7.5% over the prior year period, which had the effect of increasing sales for the year by approximately $8.9 million, approximately 2.8%, had the conversion rate been the same as the prior year period.. Also, higher fuel surcharges included in consolidated sales accounted for an estimated 2.9% of the increase in sales this year compared to the prior year. The core growth rate, the rate excluding the impact of fuel surcharges and foreign exchange rate fluctuations, was approximately 5.9% for the year ended July 31, 2006 (approximately 5.4% in the U.S. and 7.0% in Canada) compared to the prior year. The core growth rate was negatively impacted by higher customer attrition, principally in the U.S., a significant portion of which occurred in the second fiscal quarter caused by service issues with a few customers and our decision to exit certain business relationships where margins were less than satisfactory. Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 10.5% in the current fiscal year compared to the prior year.

Cost of sales for FY 2006 increased $27 million (11.8%) to $259 million, and represented 72.3% of sales, the same percentage as the prior year. Approximately $21 million of the dollar increase in the current fiscal year resulted from actual cost increases while approximately $6 million was attributable to the strengthening of the Canadian dollar versus the U.S. dollar. The total cost of sales, as a percent of sales, was unchanged from the prior year although purchased transportation cost increased as a percentage of sales to 65.0% from 64.3% in 2005. The change in business mix along with the impact of the spike in fuel prices in the first quarter of the current fiscal year are the primary reasons for the increase. Other cost of sales declined as a percentage of sales to 7.3% in 2006 compared to 8.0% in 2005 primarily as a result of lower insurance costs.
     SG & A expenses increased $8.1 million, or 11.7% in FY 2006, to $77 million compared to $69 million in FY 2005 but remained constant as a percentage of sales at 21.5% in both years. Approximately $1.7 million of the dollar increase is attributable to the strengthening of the Canadian dollar versus the U.S. dollar. Excluding the impact of the exchange rate, the primary increase in SG & A was for compensation and benefits related to additional personnel including higher payroll taxes, normal increases in compensation, severance costs, higher stock option expense and higher premiums related to medical and dental coverage. In addition, the current year includes costs for additional space and communications for new business startups along with higher utility costs.
     Depreciation and amortization for FY 2006 was $1.9 million compared to $1.6 million in FY 2005. Management expects depreciation and amortization to be in the $2.5 million range for all of FY 2007 due to limited capital requirements associated with its non-asset based business.
     Interest expense was $0.3 million, a decrease of $0.2 million, or 37% in FY 2006, from expense of $0.5 million in FY 2005, resulting from a decline in the average outstanding debt balance. The Company’s bank debt was approximately $0.9 million as of July 31, 2006.
     Income tax expense for FY 2006 was $7.6 million compared to $7.0 million for FY 2005, an increase of $0.6 million. The effective income tax rate was 38.0% for FY 2006 versus 38.4% for FY 2005. We expect the effective income tax rate for FY 2007 to range between 39% and 40%.
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
     SG & A expenses increased $4.9 million, or 7.8% for FY 2005, to $69 million compared to $64 million in FY 2004 but decreased as a percentage of sales from 22.2% in 2004 to 21.5% in 2005. Approximately $1.5 million of the increase is due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar. Other increases are primarily attributable to the cost of additional personnel required to operate and manage new business added during 2005, the increase in personnel and associated costs related to the growth of the sales organization and the higher audit and outside professional fees associated with Sarbanes-Oxley compliance. The Company also increased the number of operations personnel at the business center level by adding mid-level managers and driver recruiters (capacity managers) to maintain service quality and support continued growth. In the fourth quarter of FY 2005, additional personnel were added to the Information Technology group who will roll out the Dynamex proprietary customer order and dispatch system (DECS) to all business centers throughout Canada and the U.S over the next 24 to 36 months.
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
Liquidity and Capital Resources
     In fiscal years ended July 31, 2006, 2005 and 2004, the Company used cash generated from operations to repurchase outstanding common stock, reduce debt and fund capital expenditures and working capital requirements. During FY 2006, the Board of Directors authorized management to purchase up to $30 million of Dynamex Inc. common stock on the open market. Through July 31, 2006, the Company had purchased a total of 1,219,000 shares at an average price of $17.66 per share at a total dollar cost of $21,538,000. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company.
     On April 22, 2005, the Company entered into the First Amendment (the “Amendment”) to the March 2, 2004 $30 million Revolving Credit Facility (the “Credit Facility”) (together the “Amended Credit Facility”). The Amendment decreased the facility from $30 million to $15 million, and reduced the applicable margin on LIBOR contracts from a range of 1.25% — 1.75% to 1.00% — 1.50%, based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility. The Amendment also extended the maturity date to November 30, 2008 from November 30, 2007, eliminated the financial ratio requiring a measurement of funded debt to eligible receivables, as defined and reduced the restrictions on Permitted Acquisitions. The Amended Credit Facility has no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow and funded debt to cash flow, as defined. Amounts outstanding under the Amended Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Credit Facility also contains restrictions on incurring additional debt and investments by the Company.
     Effective October 31, 2005, the Revolving Credit Facility was amended to eliminate stock acquisitions of up to $25 million from the fixed charge coverage ratio calculation. On November 10, 2005, the Revolving Credit Facility was increased from $15 million to $20 million to accommodate temporary borrowings to fund the stock repurchase program.

     On July 21, 2006, the Revolving Credit Facility was amended to extend the maturity date to July 31, 2009, to permit aggregate treasury stock purchases up to $35 million, and to eliminate the requirement to maintain a specified amount of minimum stockholders’ equity. At July 31, 2006, borrowings under the credit agreement totaled $0.9 million and letters of credit totaling $4.7 million were outstanding.
     During the fiscal years ended July 31, 2006, 2005 and 2004, the Company spent approximately $2.2 million, $2.4 million and $2.2 million, respectively, on capital expenditures. These expenditures primarily related to improvements in technology infrastructure to support the Company’s operations. Management expects the amount of capital expenditures for these purposes in future years to range between $2 million and $3 million. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
     The Company’s cash flow provided by operations for the fiscal years ended July 31, 2006, 2005 and 2004 were $15.5 million, $14.5 million and $15.2 million, respectively. Changes in working capital used $2.0 million of operating cash flow for the year ended July 31, 2006 compared to using $3.0 million and $0.1 million of operating cash flow in fiscal 2005 and 2004, respectively.
     Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations, capital requirements and treasury stock purchases.
Contractual Obligations
     The following table sets forth the Company’s contractual commitments as of July 31, 2006 for the periods indicated (in thousands):

		Less than
	Total	1 year	1 - 3 years	3 - 5 years	Thereafter
Long-term debt	$900	$—	$900	$—	$—
Capital leases	5	—	5	—	—
Operating leases	32,502	9,346	13,841	6,779	2,536

Total	$33,407	$9,346	$14,746	$6,779	$2,536

     The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $400,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.0 million and $3.5 million. As of July 31, 2006 the Company had outstanding letters of credit totaling $4.7 million.
Income Taxes
     The provision for income taxes was $7.6 million in fiscal 2006 compared to $7.0 million and $1.4 million in the years ended July 31, 2005 and 2004, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carryforwards and foreign tax credits, and other expenses that are non-deductible for tax purposes.
     During the year ended July 31, 2006, the Company repatriated approximately $12.7 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset the U.S. income tax liability arising from the dividends with foreign tax credits. The Company has accumulated $3.6 million of unused foreign tax credits related to its Canadian operations . The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company has provided a valuation allowance of approximately $1.7 million to adjust the unused foreign tax credit carryforwards at July 31, 2006 to their estimated realizable value.

     During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of NOL’s totaling $10.6 million at January 31, 2004 would be realized, and based on such determination, the Company eliminated the valuation allowance associated with the NOL during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company has utilized substantially all of the NOL during the 2004 and 2005 fiscal years.
     The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.
Inflation
     The Company believes that it is experiencing some inflationary impacts from the rapid rise in fuel prices and will, along with other segments of the economy, experience further impacts of inflation in the form of utility cost and other cost increases. However, such inflationary pressures have not had a material effect on the Company’s results of operations for fiscal 2006. There can be no assurance the Company’s business will not be affected by inflation in the future.
Financial Condition
     The Company believes its financial condition is strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company’s credit facility should be sufficient to meet the Company’s operational requirements.
Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on (EITF 05-6), “Determining the Amortization Period for Leasehold Improvements”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have any impact on its financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28 .” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have any impact on its financial position, results of operations or cash flows.
     In February 2006, the FASB decided to move forward with the issuance of a final FASB Staff Position (FSP) of SFAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in FSP SFAS 123R-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of SFAS 123(R). That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under SFAS 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holders election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that the event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS 123(R). An entity that adopted SFAS 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company will adopt FIN 48 on August 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.
     On August 1, 2005, the Company adopted the provisions of SFAS 123(R) discussed elsewhere herein.
“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:
     With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.
     The risk factors described in this report could cause actual results to differ materially from those predicted. By way of example:
•	The competitive nature of the same-day delivery business.
•	The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.
•	A change in the current tax status of courier drivers from independent contractor drivers to employees.
•	A significant increase in the number of workers’ compensation or vehicle liability claims such that the Company’s self insurance expense would increase significantly.
•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.
•	Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.
•	The ability of the Company to obtain adequate financing.
•	The ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.
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
     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $12.7 million and a decrease in net income of approximately $0.5 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.

Interest Rate Exposure
     The Company has no interest rate protection arrangements in effect at the present time. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15(a).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a). Evaluation of disclosure control and procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as Amended) as of the end of the Company’s fiscal year. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
     The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company has posted a copy of the code on the Company’s internet website at the internet address: http://www.dynamex.com. Copies of the code may be obtained free of charge from the Company’s website at the above internet address.
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) (1) Financial Statements
See Index to Consolidated Financial Statements on page F-1.
(a) (2) Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are considered inapplicable and therefore have been omitted.
(a) (3) Exhibits
Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.
(b) Reports on Form 8-K
Report on Form 8-K filed on June 8, 2006 concerning the June 7, 2006 press release announcing third quarter fiscal year 2006 results, and a report on Form 8-K filed on July 11, 2006 concerning the July 5, 2006 departure of and settlement agreement with a former officer of Dynamex U.S.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dynamex Inc.,
A Delaware corporation

By:	/s/ Ray E. Schmitz

Dated:	Ray E. Schmitz, Vice-President and Chief Financial Officer October 14, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 14, 2006.

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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2006.
Dynamex Inc.’s independent registered public accounting firm, BDO Seidman, LLP, have issued an attestation report dated October 4, 2006 on management’s assessment of Dynamex Inc.’s internal control over financial reporting. That report is included herein.

/s/ Richard K. McClelland	/s/ Ray E. Schmitz

Richard K. McClelland Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	Ray E. Schmitz Vice President, Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 1 to the consolidated financial statements, effective August 1, 2005, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 4, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
October 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page F — 2, that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of Dynamex Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting of Dynamex Inc. based on our audit.
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
In our opinion, management’s assessment that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Dynamex Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets Dynamex Inc. as of July 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. Our report dated October 4, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
October 4, 2006

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2006 and 2005
(in thousands, except per share data)

	2006	2005

ASSETS
CURRENT
Cash and cash equivalents	$6,058	$11,678
Accounts receivable (net of allowance for doubtful accounts of $676 and $767, respectively)	36,425	31,703
Income taxes receivable	1,577	—
Prepaid and other current assets	2,689	3,115
Deferred income taxes	2,322	1,992

Total current assets	49,071	48,488

PROPERTY AND EQUIPMENT — net	5,967	5,597
GOODWILL	46,934	46,088
INTANGIBLES — net	390	463
DEFERRED INCOME TAXES	5,580	7,625
OTHER	2,357	1,214

Total assets	$110,299	$109,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$11,168	$11,145
Accrued liabilities	19,014	14,426

Total current liabilities	30,182	25,571

LONG-TERM DEBT	905	8

Total liabilities	31,087	25,579

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,638 and 11,612 outstanding, respectively	106	116
Additional paid-in capital	58,514	77,196
Retained earnings	16,160	3,768
Accumulated other comprehensive income:
Cumulative translation adjustment	4,432	2,816

Total stockholders’ equity	79,212	83,896

Total liabilities and stockholders’ equity	$110,299	$109,475

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2006, 2005 and 2004
(in thousands except per share data)

	2006	2005	2004

Sales	$358,374	$321,103	$287,856

Cost of sales:
Purchased transportation	233,084	206,316	180,509
Other direct costs	26,227	25,707	25,978

Cost of sales	259,311	232,023	206,487

Gross profit	99,063	89,080	81,369

Selling, general and administrative expenses:
Salaries and employee benefits	53,707	47,606	44,632
Other	23,418	21,443	19,394

Selling, general and administrative expenses	77,125	69,049	64,026

Depreciation and amortization	1,931	1,648	1,890
(Gain) loss on disposal of property and equipment	1	(21)	(41)

Operating income	20,006	18,404	15,494

Interest expense	295	466	1,406
Other income, net	275	226	182

Income before income taxes	19,986	18,164	14,270

Income taxes	7,594	6,979	1,437

Net income	$12,392	$11,185	$12,833

Basic earnings per common share	$1.12	$0.97	$1.13

Diluted earnings per common share	$1.11	$0.95	$1.11

Weighted average shares:
Common shares outstanding	11,057	11,544	11,314
Adjusted common shares — assuming exercise of stock options	11,197	11,804	11,532
See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2006, 2005 and 2004
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

BALANCE AT JULY 31, 2003	11,208	$112	$74,064	$(20,250)	$402	$54,328
Issuance of common stock, including tax benefit of $164	227	2	927			929
Stock option compensation			318			318
Net income				12,833		12,833
Unrealized foreign currency translation adjustment					902	902

Total comprehensive income						13,735

BALANCE AT JULY 31, 2004	11,435	114	75,309	(7,417)	1,304	69,310

Issuance of common stock, including tax benefit of $317	177	2	1,428			1,430
Stock option compensation			459			459
Net income				11,185		11,185
Unrealized foreign currency translation adjustment					1,512	1,512

Total comprehensive income						12,697

BALANCE AT JULY 31, 2005	11,612	116	77,196	3,768	2,816	83,896

Issuance of common stock, including tax benefit of $1,044	245	3	2,126			2,129
Stock option compensation			717			717
Net income				12,392		12,392
Treasury stock purchase and retirement	(1,219)	(13)	(21,525)			(21,538)
Unrealized foreign currency translation adjustment					1,616	1,616

Total comprehensive income						14,008

BALANCE AT JULY 31, 2006	10,638	$106	$58,514	$16,160	$4,432	$79,212

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$12,392	$11,185	$12,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,931	1,648	1,890
Amortization of deferred bank financing fees	24	59	610
Provision for losses on accounts receivable	695	531	919
Stock option compensation	717	459	318
Deferred income taxes	1,716	3,652	(1,229)
(Gain) loss on disposal of property and equipment	1	(21)	(41)
Changes in current operating assets and liabilities:
Accounts receivable	(5,417)	(4,879)	(2,165)
Prepaids and other current assets	(1,151)	(929)	628
Accounts payable and accrued liabilities	4,611	2,812	1,393

Net cash provided by operating activities	15,519	14,517	15,156

INVESTING ACTIVITIES
Purchase of property and equipment	(2,193)	(2,423)	(2,243)
Cash payment for acquisition	—	(100)	—
Net proceeds from disposal of property and equipment	—	28	12
Purchase of investments	(160)	(358)	—

Net cash used in investing activities	(2,353)	(2,853)	(2,231)

FINANCING ACTIVITIES
Principal payments on long-term debt	(3)	(2)	(2,979)
Net receipts (payments) under line of credit	900	(10,000)	(6,866)
Proceeds from stock option exercise	1,084	1,113	765
Tax benefit realized by exercise of stock options	1,044	317	164
Purchase and retirement of treasury stock	(21,538)	—	—
Other assets	(964)	(2)	(752)

Net cash used in financing activities	(19,477)	(8,574)	(9,668)

EFFECT OF EXCHANGE RATES ON CASH	691	661	332

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,620)	3,751	3,589
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,678	7,927	4,338

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,058	$11,678	$7,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$304	$506	$734

Cash paid for taxes	$6,910	$2,872	$2,124

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
The operating subsidiaries of the Company, with country of incorporation, are as follows:
•	Dynamex Operations East Inc. (U.S.)

•	Dynamex Operations West Inc. (U.S.)

•	Dynamex Fleet Services, Inc. (U.S.)

•	Dynamex Franchise Holdings, Inc. (U.S.)

•	Dynamex Domestic Franchising, Inc. (U.S.)

•	Dynamex Canada Corp. (Canada)

•	Dynamex Canada Franchise Holdings, Inc. (Canada)
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

Equipment	3—7 years
Software	3—5 years
Furniture	7 years
Vehicles	5 years
The Company periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value.
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2006 and 2005, the net book value of capitalized software costs was $2,141 and $2,044, respectively. Amortization expense related to capitalized software was $626, $414 and $488 in fiscal years 2006, 2005 and 2004, respectively.
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
The Company’s customers are not concentrated in any specific geographic region or industry. During the years ended July 31, 2006 and 2005, sales to Office Depot, Inc. represented approximately 10.6 and 9.8%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25% and 24% of the Company’s consolidated sales for the year ended July 31, 2006 and 2005, respectively.
A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2006, 2005 and 2004, approximately 36%, 33% and 33% of the Company’s sales, respectively, were generated in Canada. See Note 13 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
Office Depot represented approximately 13% of the net accounts receivable at July 31, 2006. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Goodwill and intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, performs a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2006. Based on this test, no impairment was indicated. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2006, 2005 and 2004 totaled $76, $34 and $21, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $76 for the year 2007, $31 for 2008 and $19 thereafter.
Revenue recognition — Revenues are recognized when services are rendered to customers, that is, primarily when the pickup and delivery is complete. There may be a time lag between the completion of the service and the generation of an invoice. Accordingly, unbilled revenue is recognized for those shipments that have been completed but have not been invoiced.
Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and aging category. If the financial condition of the Company’s customers were to deteriorate, thus impairing their ability to make required payments, additional allowances may be required. The Company’s allowance at July 31, 2006 is approximately 1.8% of outstanding accounts receivable compared to approximately 2.4% at July 31, 2005.
Financial instruments — Carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.
Financing costs — During the fiscal years ended July 31, 2006, 2005, and 2004, the Company capitalized $3, $2 and $124, respectively of costs incurred in connection with debt financings and amendments (See Note 6 of Notes to the Consolidated Financial Statements). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $24 in 2006, $59 in 2005 and $610 in 2004.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2006 amount to $581.
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
Effective July 1, 2005 the Company elected to become primarily self-insured for vehicle liability claims. The Company estimates its liability for claims in a manner similar to workers’ compensation claims.
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
Stock-based compensation — Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) requires the measurement and recording of all share-based payments to employees, including grants of stock options, be determined using a fair-value-based method. The accounting provisions of SFAS No. 123R were adopted by the Company effective August 1, 2005.
Prior to the effective date of SFAS No. 123(R), Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encouraged but did not require companies to record compensation cost for stock based employee compensation plans at fair value. Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2006, 2005 and 2004 was the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123(R) been applied to all awards granted after August 1, 1995.
The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005, and 2004, respectively: dividend yield of 0% for all years; expected volatility of 51%, 70%, and 83%; risk-free interest rate of 4.3%, 4.2%, and 4.7%, and expected lives of an average of 5.3 years for options granted to employees and of 7.7 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2006, 2005 and 2004 was $8.82, $10.02 and $9.84, respectively.

As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2006, 2005 and 2004 amounted to $717, $459 and $318, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2006, the anticipated effect on net income for fiscal 2007, net of taxes, will be approximately $450.

Net income (loss) per share — Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 20, 10 and 230 shares of common stock at July 31, 2006, 2005 and 2004, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

Treasury stock acquired and retired — Treasury stock is recorded at cost. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.

New accounting pronouncements — In June 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on (EITF 05-6), “Determining the Amortization Period for Leasehold Improvements”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have any impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28 .” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have any impact on its financial position, results of operations or cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FASB Staff Position (FSP) of SFAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in FSP SFAS 123R-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of SFAS 123(R). That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under SFAS 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that the event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS 123(R). An entity that adopted SFAS 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February

2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company will adopt FIN 48 on August 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

On August 1, 2005, the Company adopted the provisions of SFAS 123(R) discussed elsewhere herein.

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

	Years Ended July 31,
	2006	2005	2004
Net income	$12,392	$11,185	$12,833

Weighted average common shares outstanding	11,057	11,544	11,314
Common share equivalents related to options	140	260	218

Common shares and common share equivalents	11,197	11,804	11,532

Basic earnings per common share	$1.12	$0.97	$1.13

Diluted earnings per common share	$1.11	$0.95	$1.11

3.	INTANGIBLES

Intangibles consist of the following:

	July 31,
	2006	2005
Carrying amount:
Deferred bank financing fees	$129	$126
Customer lists	80	80
Trademarks	470	470
	679	676

Less accumulated amortization:
Deferred bank financing fees	(95)	(70)
Customer lists	(45)	(13)
Trademarks	(149)	(130)

	(289)	(213)

Intangibles — net	$390	$463

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2006	2005

Equipment	$17,366	$16,260
Software	7,680	6,921
Furniture	2,433	1,985
Vehicles	545	564
Leasehold improvements	2,809	2,596
Other	6	2

	30,839	28,328
Less accumulated depreciation	(24,872)	(22,731)

Property and equipment — net	$5,967	$5,597

Depreciation expense included in the accompanying consolidated statements of operations for the years ended July 31, 2006, 2005 and 2004 was $1,879, $1,614 and $1,869, respectively.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 31,
	2006	2005

Salaries and wages	$4,626	$2,967
Independent contractor settlements	4,695	3,364
Workers’ compensation estimated claims	1,486	1,951
Auto liability estimated claims	1,109	—
Vacation	2,058	1,824
Interest	7	34
Deferred revenue	235	362
Taxes — other	704	1,070
Other	4,094	2,854

Total accrued liabilities	$19,014	$14,426

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	July 31,
	2006	2005

Revolving credit facility (a)	$900	$—
Capital leases (b)	5	8

Total long-term debt	$905	$8

a) Revolving Credit Agreement

On April 22, 2005, the Company entered into the First Amendment (the “Amendment”) to the March 2, 2004 $30 million Revolving Credit Facility (the “Credit Facility”) (together the “Amended Credit Facility”). The Amendment decreased the facility from $30 million to $15 million, and reduced the applicable margin on LIBOR contracts from a range of 1.25% — 1.75% to 1.00% — 1.50%, based on the ratio of Funded Debt to EBITDA, as defined in the Credit Facility. The Amendment also extended the maturity date to November 30, 2008 from November 30, 2007, eliminated the financial ratio requiring a measurement of funded debt to eligible receivables, as defined and reduced the restrictions on Permitted Acquisitions. The Amended Credit Facility has no scheduled principal payments; however, the Company is required to maintain certain financial ratios related to minimum amounts of stockholders’ equity, fixed charges to cash flow and funded debt to cash flow, as defined. Amounts outstanding under the Amended Credit Facility are secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. The Credit Facility also contains restrictions on incurring additional debt and investments by the Company.

Effective October 31, 2005, the Revolving Credit Facility was amended to eliminate stock acquisitions of up to $25 million from the fixed charge coverage ratio calculation. On November 10, 2005, the Revolving Credit Facility was increased from $15 million to $20 million to accommodate temporary borrowings to fund the stock repurchase program. On July 21, 2006, the Revolving Credit Facility was amended to extend the maturity date to July 31, 2009, to permit aggregate treasury stock purchases up to $35 million, and to eliminate the requirement to maintain a specified amount of minimum stockholders’ equity. At July 31, 2006, borrowings under the credit agreement totaled $0.9 million and letters of credit totaling $4.7 million were outstanding.

b) Capital leases

In connection with the acquisition of certain property the Company has capitalized certain leases which are expected to be repaid by 2008.
7.	COMMITMENTS AND CONTINGENCIES
COMMITMENTS

The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.

At July 31, 2006, minimum annual lease payments for such operating leases are as follows:

2007	$9,346
2008	7,714
2009	6,127
2010	4,179
2011	2,600
Thereafter	2,536

$32,502

Rent expense related to operating leases amounted to approximately $14,350, $12,318, and $10,276 for the years ended July 31, 2006, 2005 and 2004, respectively.

The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $400,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.0 million and $3.5 million.

CONTINGENCIES

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

The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company has filed a request to extend the period to file a petition for reassessment citing failure of proper notice. No hearing has been scheduled with regard to the Company’s request. The Company is in the process of providing further documentation to reduce such assessment. The Company has established a reserve for the estimated liability associated with the EDD assessment.

On January 19, 2006, a purported class action was filed against the Company by a Company employee in the United States District Court, Southern District of New York, alleging that the Company unlawfully failed to pay wages for work performed, for which they received no compensation as well as for overtime work for which they received no overtime pay to which the employees were entitled under the Fair Labor Standards Act (FLSA) and the New York Labor Law and the supporting New York State Department of Labor regulations (NYLL). The plaintiff seeks recovery of unpaid wages, overtime compensation, liquidated damages, additional liquidated damages for unreasonably delayed payment of wages, reasonable attorneys’ fees and costs under the action.

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

8.	INCOME TAXES

The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2006	2005	2004

Canada	$7,857	$6,135	$5,671
United States	12,129	12,029	8,599

	$19,986	$18,164	$14,270

The provision for income tax expense consisted of the following:

	Years ended July 31,
	2006	2005	2004

Current tax expense:
Canada	$2,784	$2,091	$2,051
United States — Federal	2,578	519	89
United States — States	517	717	526

Total current tax expense	5,879	3,327	2,666

Deferred tax expense (benefit):
Canada	14	64	27
United States — Federal	1,148	3,426	(1,589)
United States — States	553	162	333

Total deferred tax expense (benefit)	1,715	3,652	(1,229)

Total income tax provision	$7,594	$6,979	$1,437

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

	July 31,
	2006	2005
Deferred tax asset:
Allowance for doubtful accounts	$197	$252
Fixed assets	—	18
Amortization of intangibles	3,908	6,090
Accrued Vacation	544	488
Accrued liabilities and other	1,581	1,252
Stock option expense	335	182
Deferred Compensation	303	247
Charitable contribution carryover	8	—
Foreign tax credit carryforward	3,608	2,104
WOTC tax credit carryforward	—	127
State net operating loss carryforward	—	597
Federal net operating loss carryforward	—	157
Alternative minimum tax credit	—	237

Total deferred tax benefits	10,484	11,751
Less valuation allowance	(1,724)	(1,294)

Net deferred tax asset	8,760	10,457

Deferred tax liability:
Fixed assets	(858)	(840)

Total deferred tax liability	(858)	(840)

Net deferred tax asset	$7,902	$9,617

Financial statements:

Current deferred tax asset	$2,322	$1,992

Non-current deferred tax asset	$5,580	$7,625

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of available U.S. net operating losses (“NOL”) totaling $10.6 million at January 31, 2004 would be realized, and based on such determination, the Company reversed the valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company utilized substantially all of the NOL during the 2004 and 2005 fiscal years.

The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.

During the year ended July 31, 2006, the Company repatriated approximately $12.7 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset the U.S. income tax liability arising from the dividends with foreign tax credits. The Company has an estimated unused foreign tax credit carryforward of $3.6 million as of July 31, 2006. This carryforward is available to offset future United States federal income taxes on foreign source income. At July 31, 2006 the Company established a valuation allowance of approximately $1.7 million to reduce the value of its foreign tax credit carryforwards to estimated realizable value. The foreign tax credits expire as follows:

Year of
Expiration	Amount

2014	$1,434
2015	670
2016	1,504

$3,608

The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2006. Such earnings are intended to be reinvested indefinitely.

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

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2006	2005	2004

Income taxes at statutory rate	$6,995	$6,176	$4,852
Effect on taxes resulting from:
State taxes	823	879	859
Impact on NY State net operating loss carryforward from merging subsidiary	248	—	—
Foreign taxes	314	245	227
(Increase) decrease in foreign tax credit	(1,504)	(538)	(627)
Increase (decrease) in valuation allowance	430	540	(3,523)
Other (including permanent differences)	288	(323)	(351)

	$7,594	$6,979	$1,437

9.	RESERVE FOR DOUBTFUL ACCOUNTS

The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Additions Charges		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Deductions	Year
Fiscal year ended:
July 31, 2006	$767	$695	$786	$676
July 31, 2005	751	531	515	767
July 31, 2004	721	919	889	751
10.	STOCK OPTION PLAN

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

•	of all options granted under the Option Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable ratably over a five-year period, commencing one year after the grant date. The options expire 10 years from the date of grant.

Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. During the years ended July 31, 2006, 2005 and 2004, the Company recognized $717, $459 and $318 of stock based compensation.

Effective August 1, 2005, we adopted SFAS No. 123(R) (see Note 1 for a discussion of the limited effects of such change, principally in the disclosure requirements).

Stock option activity during the year ended July 31, 2006, is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Number of shares under option:
Outstanding at beginning of year	630,780	$7.68
Granted	150,000	17.10
Exercised	(244,830)	4.43
Forfeited	(63,100)	12.54

Outstanding at end of year	472,850	11.16

Exercisable at end of year	257,550	8.68

     Nonvested stock option activity during the year ended July 31, 2006, is as follows:

		Weighted Avg.
	Number of	Grant Date Fair
	Shares	Value
Number of nonvested shares:
Nonvested at beginning of year	202,600	$7.19
Granted	150,000	8.82
Vested	(74,200)	7.06
Forfeited	(63,100)	7.85

Nonvested at end of year	215,300	8.18

The following table summarizes information about stock options outstanding at July 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise Prices	Shares	Rem. Life (Yrs)	Exercise Price	Shares	Rem. Life (Yrs)	Exercise Price
$1.40 - 2.24	15,800	4.10	$1.51	15,800	4.10	$1.51
$2.25 - 3.00	94,350	5.26	2.29	69,550	5.04	2.29
$3.01 - 7.00	2,500	6.45	3.83	2,500	6.45	3.83
$10.01 - 12.00	75,900	1.63	8.06	75,900	1.63	8.06
$12.01 - 14.00	143,800	7.89	13.86	68,800	7.89	13.72
$14.01 - 19.00	120,500	9.17	16.76	10,000	8.45	18.16
$19.01 - 21.00	20,000	9.55	20.29	15,000	9.45	20.40

	472,850	6.62	$11.16	257,550	5.14	$8.68

At July 31, 2006, the aggregate intrinsic value (i.e., the difference in market price of $20.94 and the exercise price to be paid by the optionee) of stock options outstanding was $4.4 million. The aggregate intrinsic value of exercisable stock options at that date was $2.9 million.

At July 31, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the statement of income was $1.6 million and the weighted average period over which these awards are expected to be recognized was 1.8 years. Of that total, $509, $460, $438, $186 and $51 will be recognized in 2007, 2008, 2009, 2010 and 2011, respectively.

The following table summarizes information about options granted, options exercised and options becoming exercisable during the years shown:

	Years ended July 31,
	2006	2005	2004
Weighted average grant date fair value for options granted	$8.82	$10.02	$9.84

Total Intrinsic value of shares underlying options:
Options exercised	$3.6 million	$2.1 million	$2.0 million
Options becoming exercisable	$0.8 million	$1.0 million	$1.2 million
11.	REPURCHASE OF EQUITY SECURITIES

During fiscal year 2006, the Board of Directors authorized management to purchase up to $30 million of Dynamex Inc. common stock on the open market. Through July 31, 2006, the Company had repurchased a total of 1,219 shares at an average price of $17.66 per share for a total dollar cost of $21,538. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company.

12.	EMPLOYEES’ DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2006, 2005 and 2004.

13.	SHAREHOLDER RIGHTS AGREEMENT

In June 1996, the Board of Directors of the Company approved a Rights Agreement which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, the Board of Directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock on May 31, 1996. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Series A Preferred Stock, at a price of $45.00 per one one-hundredth of a share of Series A preferred Stock, subject to possible adjustment. The Rights Agreement expired on May 31, 2006.

14.	GEOGRAPHIC AREA INFORMATION

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

The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2006, 2005 and 2004:

	United
	States	Canada	Total
2006
Sales	$230,768	$127,606	$358,374
Operating income	10,376	9,630	20,006
Identifiable assets	78,534	31,765	110,299
Goodwill, net	36,111	10,823	46,934
Capital expenditures	1,860	333	2,193
Depreciation and amortization	1,670	261	1,931
Amortization of deferred bank financing fees	24	—	24

2005
Sales	$213,718	$107,385	$321,103
Operating income	10,899	7,505	18,404
Identifiable assets	75,817	33,658	109,475
Goodwill, net	36,111	9,977	46,088
Capital expenditures	2,200	223	2,423
Depreciation and amortization	1,388	260	1,648
Amortization of deferred bank financing fees	59	—	59

2004
Sales	$192,881	$94,975	$287,856
Operating income	8,544	6,950	15,494
Identifiable assets	74,771	27,301	102,072
Goodwill, net	36,111	9,160	45,271
Capital expenditures	2,058	185	2,243
Depreciation and amortization	1,604	286	1,890
Amortization of deferred bank financing fees	610	—	610

15.	QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands except per share amounts and business days):

	Quarter Ended
	October 31,	January 31,	April 30,	July 31,
2006
Sales	$90,569	$86,346	$86,916	$94,543
Gross proft	24,392	23,762	24,466	26,443
Net income	3,181	2,686	3,212	3,312
Net income per share:
Basic	0.28	0.24	0.29	0.31
Assuming dilution	0.27	0.24	0.29	0.31

Average shares outstanding	11,543	11,108	10,915	10,657

Number of business days	64	62	62	64

2005
Sales	$76,560	$78,646	$81,775	$84,122
Gross proft	21,709	21,784	23,013	22,574
Net income	3,173	2,561	2,730	2,721
Net income per share:
Basic	0.28	0.22	0.24	0.23
Assuming dilution	0.27	0.22	0.23	0.23

Average shares outstanding	11,445	11,547	11,586	11,599

Number of business days	64	62	63	63

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1(2)	—	Restated Certificate of Incorporation of Dynamex Inc.

3.2(3)	—	Bylaws, as amended and restated, of Dynamex Inc.

10.1(4)	—	Amendment No. 2 to Employment Agreement of Richard K. McClelland.

10.2(3)	—	Dynamex Inc. Amended and Restated 1996 Stock Option Plan.

10.3(2)	—	Marketing and Transportation Services Agreement, between Purolator Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November 20, 1995.

10.4(2)	—	Form of Indemnity Agreements with Executive Officers and Directors.

10.14(5)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.

10.14(6)	—	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14(7)	—	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.

10.14(7)	—	Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

10.14(1)	—	Fourth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

11.1	—	Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1(1)	—	Subsidiaries of the Registrant.

23.1(1)	—	Consent of BDO Seidman, LLP.

31.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

31.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

32.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2006, and incorporated herein by reference.

E-1