Form 10-Q
period 2006-10-31
DYNAMEX INC
filed 2006-12-07
CIK 1015483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21057
DYNAMEX INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-0712225 (I.R.S. Employer Identification No.)

5429 LBJ Freeway, Suite 1000, Dallas, Texas (Address of principal executive offices)	75240 (Zip Code)
Registrant’s telephone number, including area code:
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 30, 2006 was 10,601,847 shares.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31,	July 31,
	2006	2006
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$5,354	$6,058
Accounts receivable (net of allowance for doubtful accounts of $773 and $676, respectively)	42,643	36,425
Income taxes receivable	566	1,577
Prepaid and other current assets	3,276	2,689
Deferred income taxes	2,446	2,322

Total current assets	54,285	49,071

PROPERTY AND EQUIPMENT — net	6,811	5,967
GOODWILL	47,018	46,934
INTANGIBLES — net	371	390
DEFERRED INCOME TAXES	5,247	5,580
OTHER	3,416	2,357

Total assets	$117,148	$110,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$10,740	$11,168
Accrued liabilities	18,978	19,014

Total current liabilities	29,718	30,182

LONG-TERM DEBT	3,804	905
OTHER LONG-TERM LIABILITIES	1,421	—

Total liabilities	34,943	31,087

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,600 and 10,638 outstanding, respectively	106	106
Additional paid-in capital	57,743	58,514
Retained earnings	19,809	16,160
Accumulated other comprehensive income	4,547	4,432

Total stockholders’ equity	82,205	79,212

Total liabilities and stockholders’ equity	$117,148	$110,299

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended
	October 31,
	2006	2005
Sales	$100,615	$90,569

Cost of sales:
Purchased transportation	65,832	59,220
Other direct costs	7,856	6,957

Cost of sales	73,688	66,177

Gross profit	26,927	24,392

Selling, general and administrative expenses:
Salaries and employee benefits	14,081	13,405
Other	6,447	5,617

Selling, general and administrative expenses	20,528	19,022

Depreciation and amortization	592	494
Loss on disposal of property and equipment	8	—

Operating income	5,799	4,876

Interest expense	111	84
Other income, net	(92)	(107)

Income before income taxes	5,780	4,899

Income taxes	2,131	1,718

Net income	$3,649	$3,181

Basic earnings per common share:	$0.34	$0.28

Diluted earnings per common share:	$0.34	$0.27

Weighted average shares:
Common shares outstanding	10,601	11,543
Adjusted common shares — assuming exercise of stock options	10,755	11,792
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	October 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$3,649	$3,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	592	494
Amortization of deferred bank financing fees	6	6
Provision for losses on accounts receivable	156	288
Stock option compensation	149	118
Deferred income taxes	209	614
Lessor financed leasehold improvements	1,162	—
Non-cash rent expense	229	—
Loss on disposal of property and equipment	8	—
Changes in current operating assets and liabilities:
Accounts receivable	(6,319)	(7,129)
Prepaids and other current assets	424	486
Accounts payable and accrued liabilities	(432)	(18)

Net cash used in operating activities	(167)	(1,960)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,579)	(117)
Purchase of investments	(166)	(54)

Net cash used in investing activities	(1,745)	(171)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1)	(1)
Net borrowings under line of credit	2,900	9,300
Proceeds from stock option exercise	135	42
Tax benefit realized by exercise of stock options	39	40
Purchase and retirement of treasury stock	(1,094)	(7,792)
Other assets and deferred financing fees	(905)	(150)

Net cash provided by financing activities	1,074	1,439

EFFECT OF EXCHANGE RATES ON CASH	134	335

NET DECREASE IN CASH AND CASH EQUIVALENTS	(704)	(357)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,058	11,678

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,354	$11,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$98	$110

Cash paid for taxes	$962	$1,221

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
Basis of presentation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2006 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2006.
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2006, the results of its operations for the three month periods ended October 31, 2006 and 2005, and cash flows for the three month periods ended October 31, 2006 and 2005. The tax provisions for the three month periods ended October 31, 2006 and 2005 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the three months ended October 31, 2006 and 2005, sales to Office Depot, Inc. represented approximately 13.0% and 10.4%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.4% and 24.7% of the Company’s consolidated sales for the three months ended October 31, 2006 and 2005, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2006, Canadian revenues accounted for approximately 36.4% of total consolidated revenue, compared to 34.5% for the same period in 2005. The exchange rate between the Canadian dollar and the U.S. dollar increased 5.8% in the three month period ended October 31, 2006 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2006 would have accounted for 35.1% of total sales.
Office Depot represented approximately 13.6% of the net accounts receivable at October 31, 2006. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at October 31, 2006 amount to $1,227 compared to $581 at July 31, 2006.
Certain reclassifications have been made to conform prior period data to the current presentation.

DYNAMEX INC.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three months ended October 31, 2006 was as follows:

	Three months ended
	October 31,
	2006	2005
Net income	$3,649	$3,181

Unrealized gains (losses) on investments	(12)	24
Foreign currency translation gains	127	738

Comprehensive income	$3,764	$3,943

3. Intangibles — net
At October 31, 2006, intangibles and related amortization expense for the three months ended October 31, 2006 and 2005 consisted of the following:

				Amortization Expense
		Accumulated		Three months ended October 31,
	Asset	Amortization	Net	2006	2005
Deferred bank financing fees	$129	$(101)	$28	6	6
Customer lists	80	(53)	27	8	8
Trademarks and other	470	(154)	316	5	5

Total	$679	$(308)	$371	$19	$19

Amortization of deferred financing fees is classified as interest expense in the condensed statements of consolidated operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $76 for 2007, $31 for 2008 and $19 each year thereafter.
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

DYNAMEX INC.

	Three months ended
	October 31,
	2006	2005
Net income	$3,649	$3,181

Weighted average common shares outstanding	10,601	11,543

Common share equivalents related to options	154	249

Common shares and common share equivalents	10,755	11,792

Net income per common share:
Basic	$0.34	$0.28

Diluted	$0.34	$0.27

5. Repurchase of Equity Securities
The Board of Directors has authorized management to purchase up to $30 million of Dynamex Inc. common stock on the open market. Through July 31, 2006, the Company had repurchased a total of 1,219 shares at an average price of $17.66 per share for a total dollar cost of $21,538. During the three months ended October 31, 2006, the Company purchased and retired 54 shares at an average price of $20.12. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company.
6. Contingencies
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. An oral argument hearing is scheduled on December 12, 2006.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company has filed a request to extend the period to file a petition for reassessment citing failure of proper notice. No hearing has been scheduled with regard to the Company’s request. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company has established a reserve for the estimated liability associated with the EDD assessment.
On January 19, 2006, a purported class action was filed against the Company by an employee in the United States District Court, Southern District of New York, alleging that the Company unlawfully failed to pay wages for work performed, for which they received no compensation as well as for overtime work for which they received no overtime pay to which the employees were entitled under the Fair Labor Standards Act (FLSA) and the New York Labor Law and the supporting New York State Department of Labor regulations (NYLL). The plaintiff seeks

DYNAMEX INC.
recovery of unpaid wages, overtime compensation, liquidated damages, additional liquidated damages for unreasonably delayed payment of wages, reasonable attorneys’ fees and costs under the action.
The Company and the plaintiff have reached an agreement in principle to settle the purported class action in New York. The settlement will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
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
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2006, Canadian revenues accounted for approximately 36.4% of total consolidated revenue, compared to 34.5% for the same period in 2005. The exchange rate between the Canadian dollar and the U.S. dollar increased 5.8% in the three month period ended October 31, 2006 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2006 would have accounted for 35.1% of total sales.
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
Selling, general and administrative expenses (“SG & A”) include salaries and benefit costs incurred at the business center level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in SG & A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to business center and corporate locations.
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
During the three months ended October 31, 2006 and 2005, sales to Office Depot, Inc. represented approximately 13.0% and 10.4%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.4% and 24.7% of the Company’s consolidated sales for the three months ended October 31, 2006 and 2005, respectively.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally

DYNAMEX INC.
accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2006. As of, and for the three month period ended October 31, 2006, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its consolidated financial statements.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended
	October 31,
	2006	2005
Sales	100.0%	100.0%

Cost of sales:
Purchased transportation	65.4%	65.4%
Other direct costs	7.8%	7.7%

Cost of sales	73.2%	73.1%

Gross profit	26.8%	26.9%

Selling, general and administrative expenses:
Salaries and employee benefits	14.0%	14.8%
Other	6.4%	6.2%

Selling, general and administrative expenses	20.4%	21.0%

Depreciation and amortization	0.6%	0.5%
Loss on disposal of property and equipment	0.0%	0.0%

Operating income	5.8%	5.4%

Interest expense	0.1%	0.1%
Other income, net	-0.1%	-0.1%

Income before income taxes	5.8%	5.4%

Income taxes	2.1%	1.9%

Net income	3.7%	3.5%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	October 31,
	2006		2005
Sales by service type:
On demand	36,525	36.3%	$34,586	38.2%
Scheduled/distribution	31,657	31.5%	28,248	31.2%
Outsourcing	32,433	32.2%	27,735	30.6%

Total sales	$100,615	100.0%	$90,569	100.0%

Sales by country:
United States	$63,962	63.6%	$59,354	65.5%
Canada	36,653	36.4%	31,215	34.5%

Total sales	$100,615	100.0%	$90,569	100.0%

Three months ended October 31, 2006 compared to three months ended October 31, 2005
Net income for the three months ended October 31, 2006 was $3.6 million ($0.34 per fully diluted share) compared to $3.2 million ($0.27 per fully diluted share) for the three months ended October 31, 2005.
Sales for the three months ended October 31, 2006 were $101 million, an 11.1% increase over $91 million for the same period in 2005. The average conversion rate between the Canadian dollar and the U.S. dollar increased 5.8% over the prior year quarter, which had the effect of increasing sales for the three months ended October 31, 2006 by approximately $2.0 million had the conversion rate been the same as the prior year period. Excluding the effect of this increase, sales per day would have been approximately 8.8% higher in the current quarter compared to the prior year. Management estimates that approximately 0.6% of the year-over-year increase in sales is attributable to fuel surcharges. U.S. sales increased approximately 7.8% and Canadian sales, in Canadian dollars, increased approximately 11.0% this quarter compared to last year.
Cost of sales for the three months ended October 31, 2006 increased $7.5 million, or 11.3%, to $73.7 million from $66.2 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.2% for the three months ended October 31, 2006, slightly higher than the 73.1% for the same period in the prior year. The new business added this quarter negatively impacted margins due to normal operational and administrative challenges during the early stages of such large startups. As we move out of the startup phase into a normal operating environment, management expects margins on the new business to strengthen.
SG & A expenses for the three months ended October 31, 2006 increased $1.5 million, or 7.9%, to $20.5 million from $19.0 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 20.4% in the current year compared to 21.0% in the prior year quarter. Approximately $400,000 of the dollar increase is attributable to the stronger Canadian dollar. Also, the current year quarter includes charges totaling approximately $300,000 for additional space needed to service new business along with approximately $225,000 in costs directly associated with new business startups in a number of locations.
For the three months ended October 31, 2006, depreciation and amortization was $592,000 compared to $494,000 for the same period in the prior year. The increase is primarily attributable to lessor financed leasehold improvements associated with the recent move of the corporate headquarters, the acquisition of new route optimization software and the installation at corporate headquarters of a voice-over-internet protocol (VoIP) telephone system late in FY 2006. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense for the three months ended October 31, 2006 was $111,000, $27,000 above the prior year period. Higher interest expense compared to the prior year is primarily attributable to a higher average outstanding debt and a higher average interest rate. The increase in bank debt compared to July 31, 2006 results primarily from share repurchases and the increase in accounts receivable during the quarter.

DYNAMEX INC.
The effective income tax rate was 36.9% for the current quarter compared to 35.1% for the prior year, primarily due to a higher effective tax rate on United States income due in part to the new Texas margin tax enacted in July 2006. The current year quarter includes an adjustment of approximately $100,000 to deferred income taxes payable due to a reduction in future Canadian income tax rates. Management expects the effective income tax rate to be approximately 39% for the remainder of the fiscal year.
Liquidity and Capital Resources
Net cash used in operating activities was $167,000 for the three months ended October 31, 2006 compared to $2.0 million for the same period in 2005. The large increases in accounts receivable in the three months ended October 31, 2006 and 2005, compared to July 31, 2006 and 2005 are due primarily to an increase in days sales outstanding along with the growth in sales. Management expects the increase in accounts receivable to be more in-line with the year-over-year growth in sales by the end of the second quarter of this fiscal year.
Net cash provided by operations, prior to changes in current operating assets and liabilities, was $6.2 million for the three months ended October, 2006 compared to $4.7 million for the three months ended October 31, 2005, assisted by lessor financed leasehold improvements of approximately $1.2 million and $229,000 of non cash rent expense.
Capital expenditures for the three months ended October 31, 2006 were approximately $1.6 million compared to $117,000 in 2005. The 2006 expenditures include $1.2 million of lessor financed leasehold improvements (which were required by U.S. GAAP to be capitalized and amortized over the shorter of the life of the asset or the lease term). Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year, excluding lessor financed leasehold improvements. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.
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
On July 21, 2006, the Revolving Credit Facility was amended to extend the maturity date to July 31, 2009, to permit aggregate treasury stock purchases up to $35 million, and to eliminate the requirement to maintain a specified amount of minimum stockholders’ equity. At October 31, 2006, total long-term debt was $3.8 million compared to $0.9 million at July 31, 2006. Letters of credit totaling $5.6 million were outstanding at October 31, 2006. On October 5, 2006, the Revolving Credit Facility was amended to increase the sub-limit for letters of credit to $7.5 million.
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $6.5 million (6.4% of sales) for the three months ended October 31, 2006, compared to $5.5 million (6.0% of sales) in the same period last year. The increase in EBITDA, as a percentage of sales, is primarily attributable to the 11.1% increase in sales that was offset only partially by the 7.9% increase in selling general and administrative expenses mentioned above. EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in

DYNAMEX INC.
analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended
	October 31,
	2006	2005
Net income	$3,649	$3,181
Adjustments:
Income tax expense	2,131	1,718
Interest expense	111	84
Depreciation and amortization	592	494

EBITDA	$6,483	$5,477

Management expects that its future capital requirements will generally be met from internally generated cash flow and from temporary borrowings available from the Revolving Credit Facility to support its stock repurchase program authorized by the Board of Directors, authorizing management to purchase up to $30 million of Dynamex Inc. common stock on the open market. Through October 31, 2006, the Company had purchased a total of 1,273,900 shares at an average price of $17.77 per share at a total dollar cost of $22,632,000. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company. The Company’s access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital.
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.7 million and a decrease in quarterly net income of approximately $200,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.

DYNAMEX INC.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of October 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. An oral argument hearing is scheduled on December 12, 2006.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company has filed a request to extend the period to file a petition for reassessment citing failure of proper notice. No hearing has been scheduled with regard to the Company’s request. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company has established a reserve for the estimated liability associated with the EDD assessment.
On January 19, 2006, a purported class action was filed against the Company by an employee in the United States District Court, Southern District of New York, alleging that the Company unlawfully failed to pay wages for work performed, for which they received no compensation as well as for overtime work for which they received no overtime pay to which the employees were entitled under the Fair Labor Standards Act (FLSA) and the New York Labor Law and the supporting New York State Department of Labor regulations (NYLL). The plaintiff seeks recovery of unpaid wages, overtime compensation, liquidated damages, additional liquidated damages for unreasonably delayed payment of wages, reasonable attorneys’ fees and costs under the action.
The Company and the plaintiff have reached an agreement in principle to settle the purported class action in New York. The settlement will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
Item 1A. Risk Factors.
No material changes have been made in the disclosure of risk factors from those set forth in the Company’s annual report on Form 10-K.

DYNAMEX INC.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Common Stock Repurchases

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan

August 3 to September 2, 2006	47,100	$20.13	47,100	$7.5 million

October 3 to November 2, 2006	7,300	$20.04	7,300	$7.4 million
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company during fiscal year 2006 authorizing management to acquire up to $30 million of the Company’s common stock outstanding.
Item 6.	Exhibits

Exhibits:
10.14	Fifth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated October 5, 2006.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: December 7, 2006	by	/s/ Richard K. McClelland

Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: December 7, 2006	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated: December 7, 2006	by	/s/ Samuel T. Hicks

Samuel T. Hicks
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibits
10.14	Fifth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated October 5, 2006.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E - 1