Form 10-Q
period 2007-01-31
DYNAMEX INC
filed 2007-03-12
CIK 1015483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21057
DYNAMEX INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 5429 LBJ Freeway, Suite 1000, Dallas, Texas (Address of principal executive offices)	86-0712225 (I.R.S. Employer Identification No.) 75240 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 28, 2007 was 10,604,263 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,	July 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$4,940	$6,058
Accounts receivable (net of allowance for doubtful accounts of $806 and $676, respectively)	44,132	36,425
Income taxes receivable	417	1,577
Prepaid and other current assets	3,056	2,689
Deferred income taxes	2,807	2,322

Total current assets	55,352	49,071

PROPERTY AND EQUIPMENT — net	7,343	5,967
GOODWILL	46,502	46,934
INTANGIBLES — net	354	390
DEFERRED INCOME TAXES	3,673	5,580
OTHER	3,750	2,357

Total assets	$116,974	$110,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$9,308	$11,168
Accrued liabilities	21,053	19,014

Total current liabilities	30,361	30,182

LONG-TERM DEBT	3	905
OTHER LONG-TERM LIABILITIES	2,331	—

Total liabilities	32,695	31,087

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock;$0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,604 and 10,638 outstanding, respectively	106	106
Additional paid-in capital	58,167	58,514
Retained earnings	23,530	16,160
Accumulated other comprehensive income	2,476	4,432

Total stockholders’ equity	84,279	79,212

Total liabilities and stockholders’ equity	$116,974	$110,299

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Sales	$100,988	$86,346	$201,603	$176,915

Cost of sales:
Purchased transportation	66,115	56,034	131,946	115,252
Other direct costs	8,698	6,550	16,554	13,508

Cost of sales	74,813	62,584	148,500	128,760

Gross profit	26,175	23,762	53,103	48,155

Selling, general and administrative expenses:
Salaries and employee benefits	14,583	13,470	28,665	26,874
Other	6,810	5,631	13,257	11,249

Selling, general and administrative expenses	21,393	19,101	41,922	38,123

Depreciation and amortization	596	448	1,188	941
(Gain) loss on disposal of property and equipment	(2)	—	6	1

Operating income	4,188	4,213	9,987	9,090

Interest expense	116	90	228	175
Other income, net	(1,640)	(57)	(1,732)	(164)

Income before income taxes	5,712	4,180	11,491	9,079
Income taxes	1,990	1,494	4,121	3,212

Net income	$3,722	$2,686	$7,370	$5,867

Basic earnings per common share:	$0.35	$0.24	$0.70	$0.52

Diluted earnings per common share:	$0.35	$0.24	$0.68	$0.51

Weighted average shares:
Common shares outstanding	10,602	11,108	10,601	11,326
Adjusted common shares — assuming exercise of stock options	10,783	11,347	10,767	11,552
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$7,370	$5,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,188	941
Amortization of deferred bank financing fees	14	12
Provision for losses on accounts receivable	322	393
Stock option compensation	526	447
Deferred income taxes	1,402	289
Lessor financed leasehold improvements	1,989	—
Non-cash rent expense	532	—
Loss on disposal of property and equipment	6	1
Changes in current operating assets and liabilities:
Accounts receivable	(7,974)	(3,208)
Prepaids and other current assets	790	1,569
Accounts payable and accrued liabilities	(12)	(1,048)

Net cash provided by operating activities	6,153	5,263

INVESTING ACTIVITIES
Purchase of property and equipment	(2,732)	(350)
Purchase of investments	(230)	(100)

Net cash used in investing activities	(2,962)	(450)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2)	(1)
Net payments under line of credit	(900)	—
Proceeds from stock option exercise	159	607
Tax benefit realized by exercise of stock options	83	405
Purchase and retirement of treasury stock	(1,094)	(9,997)
Other assets and deferred financing fees	(1,132)	(192)

Net cash used in financing activities	(2,886)	(9,178)

EFFECT OF EXCHANGE RATES ON CASH	(1,423)	632

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,118)	(3,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,058	11,678

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,940	$7,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$206	$199

Cash paid for taxes	$2,100	$3,099

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2007, the results of its operations for the three and six months periods ended January 31, 2007 and 2006, and cash flows for the six-month periods ended January 31, 2007 and 2006. The tax provisions for the three and six months periods ended January 31, 2007 and 2006 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the six months ended January 31, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.3% and 10.3%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 26.2% and 25.4% of the Company’s consolidated sales for the six months ended January 31, 2007 and 2006, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2007, Canadian revenues accounted for approximately 36.7% of total consolidated revenue, compared to 35.2% for the same period in 2006. The exchange rate between the Canadian dollar and the U.S. dollar increased 3.3% in the six month period ended January 31, 2007 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2007 would have accounted for 36.0% of total sales.
Office Depot represented approximately 18.9% of the net accounts receivable at January 31, 2007. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at January 31, 2007 amount to $1,531 compared to $581 at July 31, 2006.
Other long-term liabilities - During July 2006 the Company entered into a new lease for its U.S. corporate headquarters. This lease agreement contains tenant improvement allowances and rent escalation clauses. We recognize a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortize

DYNAMEX INC.
these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, we record minimum rental expenses on a straight-line basis over the term of the lease.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gain and (loss) and unrealized gain (loss) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and six months ended January 31, 2007 and 2006 was as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income	$3,722	$2,686	$7,370	$5,867

Unrealized gain (loss) on investments	(95)	(15)	32	9

Foreign currency translation gain (loss)	(1,976)	721	(1,988)	1,459

Comprehensive income	$1,651	$3,392	$5,414	$7,335

3. Intangibles — net
At January 31, 2007, intangibles and related amortization expense for the three and six months ended January 31, 2007 and 2006 consisted of the following:

		Accumulated
	Asset	amortization	Net
Deferred bank financing fees	$132	$(108)	$24

Customer lists	80	(61)	19

Trademarks and other	470	(159)	311

Total	$682	$(328)	$354

	Amortization expense		Amortization expense
	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
Deferred bank financing fees	$8	$6	$14	$12

Customer lists	8	8	16	16

Trademarks and other	4	6	9	11

Total	$20	$20	$39	$39

Amortization of deferred financing fees is classified as interest expense in the condensed statements of consolidated operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $76 for 2007, $31 for 2008 and $19 each year thereafter.

DYNAMEX INC.
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

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income	$3,722	$2,686	$7,370	$5,867

Weighted average common shares outstanding	10,602	11,108	10,601	11,326

Common share equivalents related to options	181	239	166	226

Common shares and common share equivalents	10,783	11,347	10,767	11,552

Net income per common share:
Basic	$0.35	$0.24	$0.70	$0.52

Diluted	$0.35	$0.24	$0.68	$0.51

5. Repurchase of Equity Securities and Subsequent Event
The Board of Directors has authorized management to purchase up to $30 million of Dynamex Inc. common stock on the open market. Through July 31, 2006, the Company had repurchased a total of 1,219 shares at an average price of $17.66 per share for a total dollar cost of $21,538. During the six months ended January 31, 2007, the Company purchased and retired 54 shares at an average price of $20.12. On March 7, 2007, the Board of Directors authorized management to repurchase up to an additional of $8 million of Dynamex Inc. common stock on the open market, which brings the total authorized repurchase amount to $38 million. The approximate dollar value of shares that may yet be purchased under the plan as of March 7, 2007 is $15.0 million. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company.
6. Contingencies
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the

DYNAMEX INC.
bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The Company has established a reserve for the estimated liability associated with the EDD assessment. The Company filed a request to extend the period to file a petition for reassessment citing failure of proper notice. The request was heard by an Administrative Law Judge on January 9, 2007. The request was denied on the basis the request for reconsideration was not timely filed. The Company has asked that new evidence be allowed to be presented and seeks to have the denial overturned. Should the denial not be overturned, the Company would be required to pay the assessment and then seek a refund.
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
The Company and the plaintiff settled the purported class action in New York. The settlement did not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
7. Other Income
In December 2006 the Company reached agreement with Canadian taxing authorities on the valuation of intercompany services performed by the U.S. on behalf of Dynamex Canada. The Canadian Revenue Authority (CRA) specifically challenged certain allocations of expenses between the Canadian and United States operations during audits of fiscal years 2001 and 2002. As a result, Canadian taxable income was reduced approximately $4 million with a corresponding increase in U.S. taxable income. During the second quarter of fiscal 2007 Dynamex Canada transferred cash to the U.S. in payment for services provided by the U.S. from 2001 to 2005 which resulted in a foreign currency transaction gain of approximately $937.
Dynamex Canada received in December 2006 from the CRA approximately $1.35 million Cdn in income tax refunds for income tax years 2001 to 2003 and approximately $345 Cdn in interest income on the overpayment of such Canadian income taxes. The effects of the foreign currency transaction gain and the total interest income of $425 received and accrued are recorded in Other Income in the Condensed Statements of Consolidated Operations.
Management recorded the net effects of the above described items during the second quarter of fiscal 2007. Since the challenge by the CRA and the resulting transfer pricing studies were accounting estimates resolved during the second quarter, management considers it appropriate to record the effects during the second quarter of fiscal 2007. The effect of this resolution was an increase in net income of approximately $972 ($0.09 and $0.10 per basic share for the three and six months ended January 31, 2007, respectively, and $0.09 and $0.09 per fully diluted share for the three and six months ended January 31, 2007, respectively). Excluding the impact of this transaction, fully diluted earnings per common share for the three and six months ended January 31, 2007, would have been $0.26 and $0.59 as shown in the following table:

DYNAMEX INC.
Transfer pricing impact on quarter and six months:

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Income before income taxes — As reported	$5,712	$4,180	$11,491	$9,079

Income from transfer pricing (foreign exchange gain and interest income)	1,362	—	1,362	—

Income before income taxes — Excluding transfer pricing effects	$4,350	$4,180	$10,129	$9,079

Income taxes — As reported	$1,990	$1,494	$4,121	$3,212

Income tax effects (foreign exchange gain, interest income and intercompany services)	390	—	390	—

Income taxes — Excluding transfer pricing effects	$1,600	$1,494	$3,731	$3,212

Net income — As reported	$3,722	$2,686	$7,370	$5,867

Net income — Excluding transfer pricing effects	$2,750	$2,686	$6,398	$5,867

Net income from the transfer pricing transactions	$972	$—	$972	$—

Earnings per share:
Basic — As reported	$0.35	$0.24	$0.70	$0.52
Transfer pricing adjustment	0.09	—	0.10	—

Basic — Excluding transfer pricing effects	$0.26	$0.24	$0.60	$0.52

Fully diluted — As reported	$0.35	$0.24	$0.68	$0.51
Transfer pricing adjustment	0.09	—	0.09	—

Basic — Excluding transfer pricing effects	$0.26	$0.24	$0.59	$0.51

8. Provision for Income Taxes
The Company’s resolution of the cross-border transfer pricing issues for fiscal years 2001 through 2005 described in Footnote 7 above affected income tax expense reported in the three and six month periods ended January 31, 2007. Total income tax expense was $2.0 million, 34.8% of income before taxes in the current year quarter compared to $1.5 million, 35.5% of income before taxes in the prior year. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $1.6 million, 36.8% of income before taxes as shown in Footnote 7 above. The current year tax rate includes the impact of the new Texas margin tax and a slightly higher effective income tax rate in Canada.
9. Related Party Transaction
The Company purchased Zipper Transportation Services Ltd. and K.H.B. & Associates LTD. (“Zipper”) from Mr. Kenneth H. Bishop, the principal owner, and Mr. Bruce Bishop effective August 16, 1996. Mr. Kenneth Bishop served as a Director of Dynamex from August 1996 until his retirement on February 14, 2007. In the Zipper purchase agreement, Mr. Kenneth H. Bishop indemnified the Company for the after-tax value of damages, losses, costs and expenses arising from claims or actions prior to the closing date. Effective November 16, 1996, the indemnification provisions of the share purchase agreement were amended to include only amounts above $160 Cdn. An action titled “Barron et al. v. Dynamex Canada Inc. et al was filed in January 1998, by twelve Zipper drivers alleging they were short paid for work performed on certain contracts. This action was settled on December 21, 2006 through a payment of $215

DYNAMEX INC.
Cdn to plaintiffs, bringing the total amount of costs to approximately $400 Cdn. The Company and Mr. Bishop are attempting to negotiate a final settlement of Mr. Bishop’s obligation in this matter.

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
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2007, Canadian revenues accounted for approximately 36.7% of total consolidated revenue, compared to 35.2% for the same period in 2006. The exchange rate between the Canadian dollar and the U.S. dollar increased 3.3% in the six month period ended January 31, 2007 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2007 would have accounted for 36.0% of total sales.
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
Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, bad debts, insurance, and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and more than 99% are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that delivery personnel are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
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
Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or fleet management services because driver payments for on-demand services are generally lower as a percentage of sales from such services due to the smaller size of the vehicle required. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company’s gross margin is dependent in part on the mix of business for a particular period.
During the six months ended January 31, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.3% and 10.3%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 26.2% and 25.4% of the Company’s consolidated sales for the six months ended January 31, 2007 and 2006, respectively.

DYNAMEX INC.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2006. As of, and for the six month period ended January 31, 2007, there have been no material changes or updates to the Company’s critical accounting policies.
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

DYNAMEX INC.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	65.5%	64.9%	65.5%	65.1%
Other direct costs	8.6%	7.6%	8.2%	7.6%

Cost of sales	74.1%	72.5%	73.7%	72.7%

Gross profit	25.9%	27.5%	26.3%	27.3%

Selling, general and administrative expenses:
Salaries and employee benefits	14.5%	15.6%	14.2%	15.2%
Other	6.7%	6.5%	6.6%	6.4%

Selling, general and administrative expenses	21.2%	22.1%	20.8%	21.6%

Depreciation and amortization	0.6%	0.5%	0.6%	0.5%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	4.1%	4.9%	4.9%	5.2%

Interest expense	0.1%	0.1%	0.1%	0.1%
Other income, net	-1.6%	-0.1%	-0.9%	-0.1%

Income before income taxes	5.6%	4.9%	5.7%	5.2%

Income taxes	2.0%	1.7%	2.0%	1.8%

Net income	3.6%	3.2%	3.7%	3.4%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	January 31,
	2007		2006
Sales by service type:
On demand	$32,810	32.5%	$32,022	37.1%
Scheduled/distribution	36,203	35.8%	26,456	30.6%
Outsourcing	31,975	31.7%	27,868	32.3%

Total sales	$100,988	100.0%	$86,346	100.0%

Sales by country:
United States	$63,709	63.1%	$55,274	64.0%
Canada	37,279	36.9%	31,072	36.0%

Total sales	$100,988	100.0%	$86,346	100.0%

	Six months ended
	January 31,
	2007		2006
Sales by service type:
On demand	$69,335	34.4%	$66,609	37.7%
Scheduled/distribution	67,860	33.7%	54,703	30.9%
Outsourcing	64,408	31.9%	55,603	31.4%

Total sales	$201,603	100.0%	$176,915	100.0%

Sales by country:
United States	$127,671	63.3%	$114,628	64.8%
Canada	73,932	36.7%	62,287	35.2%

Total sales	$201,603	100.0%	$176,915	100.0%

Three months ended January 31, 2007 compared to three months ended January 31, 2006
Net income for the three months ended January 31, 2007 was $3.7 million ($0.35 per fully diluted share) compared to $2.7 million ($0.24 per fully diluted share) for the three months ended January 31, 2006. Net income for the three and six months ended January 31, 2007, included approximately $972,000 ($0.09 per fully diluted share) from the resolution of prior year cross border transfer pricing issues with the Canadian tax authorities. See Footnote 7 to the Condensed Consolidated Financial Statements.
Sales for the three months ended January 31, 2007 were $101 million, a 17.0% increase compared to the same period in 2006. The average conversion rate between the Canadian dollar and the U.S. dollar was slightly higher this quarter than the prior year quarter, which had the effect of increasing sales for the three months ended January 31, 2007 by approximately 0.2%. The Company estimates that lower fuel surcharges reduced sales this quarter by approximately 0.5% compared to the prior year. The organic growth rate, the rate excluding the impact of foreign exchange and fuel surcharge, was approximately 17.3%. U.S. sales increased approximately 15.2% and Canadian sales, in Canadian dollars, increased approximately 18.8% this quarter compared to last year.
Cost of sales for the three months ended January 31, 2007 increased $12.2 million, or 19.5%, to $74.8 million from $62.6 million for the same period in the prior year. Cost of sales, as a percentage of sales was 74.1% for the three months ended January 31, 2007, higher than the 72.5% for the same period in the prior year. Over the last two quarters, we substantially increased sales with attractively priced new contracts; however, the customers’ short time window for implementation caused a number of large and complex startups to be initiated almost simultaneously. And due to the short time frame for implementation, we primarily used existing employees to operate and manage

DYNAMEX INC.
this new business which stretched our operational and management capacity. As a result, the period normally required to stabilize and fully optimize the new operations has taken longer and the costs have been higher than we originally forecasted resulting in the increase in cost of sales. In addition, we added additional warehouse space and labor to service the new business.
SG & A expenses for the three months ended January 31, 2007 increased $2.3 million, or 12.0%, to $21.4 million from $19.1 million for the same period in the prior year. Approximately $1.1 million of the dollar increase is attributable to salaries and employee benefits. Also, the current year quarter includes charges totaling approximately $0.4 million for additional space, computer licenses and support of $0.3 million and professional fees and start-up cost of $0.3 million. The increase in compensation results from normal increases in salaries plus additional personnel added over the last year to operate and manage new business. As a percentage of sales, SG & A expenses were 21.2% for the three months ended January 31, 2007, compared to 22.1% in the same period last year.
For the three months ended January 31, 2007, depreciation and amortization was $596,000 compared to $448,000 for the same period in the prior year. The increase is primarily attributable to higher capital expenditures including lessor financed leasehold improvements associated with the recent move of the corporate headquarters, the acquisition of new route optimization software and the installation at corporate headquarters of a voice-over-internet protocol (VoIP) telephone system late in FY 2006.
Other income, net for the three months ended January 31, 2007, was $1,640,000 compared to $57,000 for the same period in the prior year. This increase is principally attributable to the resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains from the payment of those inter-company charges. The prior year inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. Remaining amounts in other income, including investment income, increased approximately $210,000 in the current year quarter compared to the prior year.
Interest expense was $116,000, a increase of $26,000 or 28.9% for the current quarter. The increase over the prior year is primarily attributable to a higher average outstanding debt and a higher average interest rate. Interest expense as a percentage of sales, was 0.1% in the current quarter compared to 0.1% in the prior period.
The effective income tax rate was 34.8% for the current quarter compared to 35.7% for the prior year. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $1.6 million, 36.8% of income before taxes. The current year tax rate includes the impact of the new Texas margin tax and a slightly higher effective income tax rate in Canada. See Footnote 8 to the Condensed Consolidated Financial Statements.
Six months ended January 31, 2007 compared to six months ended January 31, 2006
Net income for the six months ended January 31, 2007 was $7.4 million ($0.68 per fully diluted share) compared to $5.9 million ($0.51 per fully diluted share) for the six months ended January 31, 2006. Net income for the three and six months ended January 31, 2007, was favorably impacted by approximately $972,000 ($0.09 per fully diluted share) from the settlement of cross border transfer pricing issues with the Canadian tax authorities. See Footnote 7 to the Condensed Consolidated Financial Statements.
Sales for the six months ended January 31, 2007 were $202 million, an 14.0% increase over $177 million for the same period in 2006. The average conversion rate between the Canadian dollar and the U.S. dollar increased 3.3% over the prior year period, which had the effect of increasing sales for the six months ended January 31, 2007 by approximately $2.2 million (1.2%). Also during the period, fuel surcharges included in consolidated sales were essentially unchanged this year compared to last year. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 12.6% for the six months ended January 31, 2007 (11.1% in the U.S. and 15.0% in Canada). Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 14.8% in the first six months of the current fiscal year compared to the same period last year.

DYNAMEX INC.
Cost of sales for the six months ended January 31, 2007 increased $19.7 million, or 15.3%, to $148.5 million from $128.8 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.7% for the six months ended January 31, 2007, compared to 72.8% for the six months ended January 31, 2006. Over the last two quarters, we substantially increased sales with attractively priced new contracts; however, the customers’ short time window for implementation caused a number of large and complex startups to be initiated almost simultaneously. And due to the short time frame for implementation, we primarily used existing employees to operate and manage this new business which stretched our operational and management capacity. As a result, the period normally required to stabilize and fully optimize the new operations has taken longer and the costs have been higher than we originally forecast resulting in an increase in the cost of sales. In addition, we added additional warehouse space and labor to service the new business.
SG & A expenses for the six months ended January 31, 2007 increased $3.8 million, or 10.0%, to $41.9 million from $38.1 million for the same period in the prior year. Approximately $1.8 million of the dollar increase is attributable to salaries and employee benefits. Also, the current year quarter includes charges totaling approximately $0.7 million for additional space, computer licenses and support of $0.3 million and professional fees and start-up cost of $0.5 million. The increase in compensation results from normal salary increases plus additional personnel added over the last year to operate and manage new business. As a percentage of sales, SG & A expenses were 20.8% for the six months ended January 31, 2007, compared to 21.5% for the six months ended January 31, 2006.
For the six months ended January 31, 2007, depreciation and amortization was $1,188,000 compared to $941,000 for the same period in the prior year. The increase is primarily attributable to higher capital expenditures including lessor financed leasehold improvements associated with the recent move of the corporate headquarters, the acquisition of new route optimization software and the installation at corporate headquarters of a voice-over-internet protocol (VoIP) telephone system late in FY 2006.
Other income, net for the six months ended January 31, 2007, was $1,732,000 compared to $164,000 for the same period in the prior year. This increase is principally attributable to the resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on those inter-company charges. The prior year inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. Remaining amounts in other income, including investment income, increased approximately $233,000 in the current year period compared to the prior year. See Footnote 7 to the Condensed Consolidated Financial Statements.
Interest expense was $228,000, an increase of $53,000 or 30.3% for the current quarter. The increase over the prior year is primarily attributable to a higher average outstanding debt and a higher average interest rate. Interest expense as a percentage of sales, was 0.1% in the current quarter compared to 0.1% in the prior period.
The effective income tax rate was 35.9% for the current period compared to 35.4% for the prior year. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $3.7 million, 36.8% of income before taxes. The current year tax rate includes the impact of the new Texas margin tax and a slightly higher effective income tax rate in Canada. See Footnote 8 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Net cash provided by operating activities was $6.2 million for the six months ended January 31, 2007 compared to $5.3 million for the same period in 2006. The large increases in accounts receivable in the six months ended January 31, 2007 and 2006, compared to July 31, 2006 and 2005 are due primarily to an increase in days sales outstanding along with the growth in sales. Management expects the increase in accounts receivable to be more in-line with the year-over-year growth in sales by the end of the third quarter of this fiscal year.
Net cash provided by operations, prior to changes in current operating assets and liabilities, was $13.3 million for the six months ended January 31, 2007 compared to $8.0 million for the six months ended January 31, 2006, assisted by lessor financed leasehold improvements of approximately $2.0 million and $532,000 of non cash rent expense.

DYNAMEX INC.
Capital expenditures for the six months ended January 31, 2007 were approximately $2.7 million compared to $0.4 million in 2006. The 2007 expenditures include $2.0 million of lessor financed leasehold improvements. Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year, excluding lessor financed leasehold improvements. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers provide their own vehicles.
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
On July 21, 2006, the Revolving Credit Facility was amended to extend the maturity date to July 31, 2009, to permit aggregate treasury stock purchases up to $35 million, and to eliminate the requirement to maintain a specified amount of minimum stockholders’ equity. At January 31, 2007, total long-term debt was zero compared to $0.9 million at July 31, 2006 and $3.8 million at October 31, 2006. Letters of credit totaling $5.6 million were outstanding at January 31, 2007. On October 5, 2006, the Revolving Credit Facility was amended to increase the sub-limit for letters of credit to $7.5 million.
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $6.4 million (6.4% of sales) for the three months ended January 31, 2007, compared to $4.7 million (5.5% of sales) in the same period last year. The Company’s EBITDA was approximately $12.9 million (6.4% of sales) for the six months ended January 31, 2007, compared to $10.2 million (5.8% of sales) in the same period last year. The increase in EBITDA, as a percentage of sales, is primarily attributable to the increase in sales in both periods and the one-time benefit from resolution of prior year cross-border transfer pricing issues, which were offset only partially by the increase in selling general and administrative expenses mentioned above. Excluding the one-time benefit EBITDA was $5.1 million (5.0% of sales) and $11.5 million (5.7% of sales) for the three and six months periods ended January 31, 2007, respectively. EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

DYNAMEX INC.

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income	$3,722	$2,686	$7,370	$5,867
Adjustments:
Income tax expense	1,990	1,494	4,121	3,212
Interest expense	116	90	228	175
Depreciation and amortization	596	448	1,188	941

EBITDA	$6,424	$4,718	$12,907	$10,195

EBITDA margin	6.4%	5.5%	6.4%	5.8%
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.7 million and a decrease in quarterly net income of approximately $0.3 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of January 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007.
We believe that the Company’s drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The California Employment Development Department (the “EDD”) conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company has established a reserve for the estimated liability associated with the EDD assessment. The Company filed a request to extend the period to file a petition for reassessment citing failure of proper notice. The request was heard by an Administrative Law Judge on January 9, 2007. The request was denied on the basis the request for reconsideration was not timely filed. The Company has asked that new evidence be allowed to be presented and seeks to have the denial overturned. Should the denial not be overturned, the Company intends on paying the assessment and seeking a refund.
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
The Company and the plaintiff settled the purported class action in New York. The settlement did not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
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

DYNAMEX INC.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual shareholder meeting on January 9, 2007. At that meeting, the shareholders voted on the following three proposals:

Proposal #1	To elect six (6) directors of the Company

Nominee	For	Withheld
Richard K. McClelland	10,058,775	101,673
Kenneth H. Bishop	10,052,731	107,717
Brian J. Hughes	10,058,772	101,676
Wayne Kern	9,010,934	1,149,514
Bruce E. Ranck	10,142,411	18,037
Stephen P. Smiley	10,052,630	107,818

Proposal #2	To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the year ending July 31, 2007

For	Against	Abstain
10,158,533	1,362	553

Proposal #3	To transact such other business as may properly come before the Annual Meeting and any adjournments thereof.

For	Against	Abstain
6,741,799	3,409,486	9,163

DYNAMEX INC.
Item 6. Exhibits
Exhibits:
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: March 12, 2007	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 12, 2007	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President – Chief Financial Officer (Principal Financial Officer)

Dated: March 12, 2007	by	/s/ Samuel T. Hicks
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