Form 10-Q
period 2007-04-30
DYNAMEX INC
filed 2007-06-08
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 31, 2007 was 10,622,963 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	April 30,	July 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$6,552	$6,058
Accounts receivable (net of allowance for doubtful accounts of $819 and $676, respectively)	46,565	36,425
Income taxes receivable	1,504	1,577
Prepaid and other current assets	3,350	2,689
Deferred income taxes	3,164	2,322

Total current assets	61,135	49,071

PROPERTY AND EQUIPMENT — net	7,416	5,967
GOODWILL	47,150	46,934
INTANGIBLES — net	335	390
DEFERRED INCOME TAXES	2,051	5,580
OTHER	3,818	2,357

Total assets	$121,905	$110,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$9,140	$11,168
Accrued liabilities	20,961	19,014

Total current liabilities	30,101	30,182

LONG-TERM DEBT	2	905
OTHER LONG-TERM LIABILITIES	2,472	—

Total liabilities	32,575	31,087

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,671 and 10,638 outstanding, respectively	107	106
Additional paid-in capital	58,373	58,514
Retained earnings	27,017	16,160
Accumulated other comprehensive income	3,833	4,432

Total stockholders’ equity	89,330	79,212

Total liabilities and stockholders’ equity	$121,905	$110,299

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Sales	$103,526	$86,916	$305,129	$263,831

Cost of sales:
Purchased transportation	67,530	56,255	199,476	171,507
Other direct costs	8,735	6,195	25,289	19,702

Cost of sales	76,265	62,450	224,765	191,209

Gross profit	27,261	24,466	80,364	72,622

Selling, general and administrative expenses:
Salaries and employee benefits	14,609	12,855	43,274	39,729
Other	6,691	5,795	19,948	17,044

Selling, general and administrative expenses	21,300	18,650	63,222	56,773

Depreciation and amortization	554	523	1,742	1,464
(Gain) loss on disposal of property and equipment	(12)	—	(6)	1

Operating income	5,419	5,293	15,406	14,384

Interest expense	32	38	260	213
Other income, net	(45)	(55)	(1,777)	(219)

Income before income taxes	5,432	5,310	16,923	14,390

Income taxes	1,945	2,098	6,066	5,310

Net income	$3,487	$3,212	$10,857	$9,080

Basic earnings per common share:	$0.33	$0.29	$1.02	$0.81

Diluted earnings per common share:	$0.32	$0.29	$1.01	$0.80

Weighted average shares:
Common shares outstanding	10,643	10,915	10,615	11,192
Adjusted common shares — assuming exercise of stock options	10,783	11,143	10,734	11,404
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	April 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$10,857	$9,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,742	1,464
Amortization of deferred bank financing fees	25	18
Provision for losses on accounts receivable	368	556
Stock option compensation	608	606
Deferred income taxes	2,656	216
Lessor financed leasehold improvements	1,997	—
Non-cash rent expense	741	—
(Gain) loss on disposal of property and equipment	(6)	1
Changes in current operating assets and liabilities:
Accounts receivable	(10,453)	(5,460)
Prepaids and other current assets	(603)	555
Accounts payable and accrued liabilities	(339)	828

Net cash provided by operating activities	7,593	7,864

INVESTING ACTIVITIES
Purchase of property and equipment	(3,307)	(560)
Purchase of investments	(256)	(134)

Net cash used in investing activities	(3,563)	(694)

FINANCING ACTIVITIES
Principal payments on long-term debt	(3)	(2)
Net (payments) proceeds under line of credit	(900)	2,400
Proceeds from stock option exercise	1,058	844
Tax benefit realized from exercise of stock options	246	708
Purchase and retirement of treasury stock	(2,021)	(18,607)
Other assets and deferred financing fees	(1,138)	(198)

Net cash used in financing activities	(2,758)	(14,855)

EFFECT OF EXCHANGE RATES ON CASH	(778)	805

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	494	(6,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,058	11,678

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,552	$4,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$238	$200

Cash paid for taxes	$4,159	$4,324

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2007, the results of its operations for the three and nine months periods ended April 30, 2007 and 2006, and cash flows for the nine-month periods ended April 30, 2007 and 2006. The tax provisions for the three and nine months periods ended April 30, 2007 and 2006 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the nine months ended April 30, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.4% and 10.3%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 27.0% and 24.0% of the Company’s consolidated sales for the nine months ended April 30, 2007 and 2006, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2007, Canadian revenues accounted for approximately 37.4% of total consolidated revenue, compared to 35.3% for the same period in 2006. The exchange rate between the Canadian dollar and the U.S. dollar increased 2.0% in the nine month period ended April 31, 2007 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2007 would have accounted for 36.9% of total sales.
Office Depot represented approximately 14.1% of net accounts receivable at April 30, 2007. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” these costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at April 30, 2007 amount to $1,470 compared to $581 at July 31, 2006.
Other long-term liabilities — During July 2006 the Company entered into a new lease for its U.S. corporate headquarters. This lease agreement contains tenant improvement allowances and rent escalation clauses. The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.

DYNAMEX INC.

Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gain (loss) and unrealized gain on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and nine months ended April 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Net income	$3,487	$3,212	$10,857	$9,080
Unrealized gain on investments	35	34	67	42
Foreign currency translation gain (loss)	1,322	391	(666)	1,851

Comprehensive income	$4,844	$3,637	$10,258	$10,973

3. Intangibles — net
At April 30, 2007, intangibles and related amortization expense for the three and nine months ended April 30, 2007 and 2006 consisted of the following:

		Accumulated
	Asset	amortization	Net

Deferred bank financing fees	$132	$(116)	$16
Customer lists	80	(69)	11
Trademarks and other	470	(162)	308

Total	$682	$(347)	$335

	Amortization expense		Amortization expense
	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006

Deferred bank financing fees	$11	$6	$25	$18
Customer lists	8	8	24	24
Trademarks and other	5	6	14	15

Total	$24	$20	$63	$57

Amortization of deferred bank financing fees is classified as interest expense in the condensed statements of consolidated operations. Estimated amortization expense for the succeeding five fiscal years, including deferred bank financing fees, is $76 for 2007, $31 for 2008 and $19 each year thereafter.

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Net income	$3,487	$3,212	$10,857	$9,080

Weighted average common shares outstanding	10,643	10,915	10,615	11,192

Common share equivalents related to options	140	228	119	212

Common shares and common share equivalents	10,783	11,143	10,734	11,404

Net income per common share:
Basic	$0.33	$0.29	$1.02	$0.81

Diluted	$0.32	$0.29	$1.01	$0.80

5. Repurchase of Equity Securities
The Board of Directors has authorized management to purchase up to $38 million of Dynamex Inc. common stock. During the nine months ended April 30, 2007, the Company purchased and retired 90 shares at an average price of $22.34 for a total cost of $2,021. Through July 31, 2006, the Company had repurchased a total of 1,219 shares at an average price of $17.66 per share for a total dollar cost of $21,538. The Company intends to purchase additional common shares from time to time at prices acceptable to the Company.
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
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The assessment has been paid, and the Company intends to file a Refund Claim within the 60 day statutory period.

DYNAMEX INC.

The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that independent contractors used by the Company in California should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million, $2.0 of which the EDD claims represents personal income tax of the reclassified individuals. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
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
7. Other Income
In December 2006 the Company reached agreement with Canadian taxing authorities on the valuation of intercompany services performed by the U.S. on behalf of Dynamex Canada. The Canadian Revenue Authority (CRA) specifically challenged certain allocations of expenses between the Canadian and United States operations during audits of fiscal years 2001 and 2002. As a result of the agreement, Canadian taxable income was reduced approximately $4 million with a corresponding increase in U.S. taxable income. During the second quarter of fiscal 2007 Dynamex Canada transferred cash to the U.S. in payment for services provided by the U.S. from 2001 to 2005 which resulted in a foreign currency transaction gain of approximately $937.
In December 2006, Dynamex Canada received approximately $1.35 million Cdn from the CRA in income tax refunds for tax years 2001 to 2003 and approximately $345 Cdn in interest on the overpayment of such Canadian income taxes. The effects of the foreign currency transaction gain and the total interest income of $425 are recorded in Other Income in the Condensed Statements of Consolidated Operations.
Management recorded the net effects of the above described items during the second quarter of fiscal 2007. Since the challenge by the CRA and the resulting transfer pricing studies were accounting estimates resolved during the second quarter, management considers it appropriate to record the effects during the second quarter of fiscal 2007. The effect of this resolution was an increase in net income of approximately $972 ($0.10 per basic share for the nine months ended April 30, 2007, respectively, and $0.09 per fully diluted share for the nine months ended April 30, 2007). Excluding the impact of this transaction, fully diluted earnings per common share for the nine months ended April 30, 2007, would have been $0.92 as shown in the following table:

DYNAMEX INC.

	Nine months ended
	April 30,
	2007	2006

Transfer pricing impact on the nine months:

Income before income taxes — As reported	$16,923	$14,390

Income from transfer pricing (foreign exchange gain and interest income)	1,362	—

Income before income taxes — Excluding transfer pricing effects	$15,561	$14,390

Income taxes — As reported	$6,066	$5,310

Income tax effects (foreign exchange gain, interest income and intercompany services)	390	—

Income taxes — Excluding transfer pricing effects	$5,676	$5,310

Net income — As reported	$10,857	$9,080

Net income — Excluding transfer pricing effects	$9,885	$9,080

Net income from the transfer pricing transactions	$972	$—

Earnings per share:
Basic — As reported	$1.02	$0.81
Transfer pricing adjustment	0.10	—

Basic — Excluding transfer pricing effects	$0.92	$0.81

Fully diluted — As reported	$1.01	$0.80
Transfer pricing adjustment	0.09	—

Basic — Excluding transfer pricing effects	$0.92	$0.80

8. Provision for Income Taxes
Total income tax expense was $6.0 million, 35.8% of income before taxes in the current nine-month period compared to $5.3 million, 36.9% of income before taxes in the same period of the prior year. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $5.7 million, 36.5% of income before taxes as shown in Footnote 7 above. Income tax expense for the three months ended April 30, 2007 was $1.9 million compared to $2.1 million for the same period of the prior year. The effective tax rate was 35.8% for the current quarter compared to 39.5% for the prior year. The current year quarter includes a positive tax adjustment of approximately $80. Excluding the adjustment, the effective tax rate would have been approximately 37.5%. The effective income tax rate for the prior year was adjusted to reflect the impact of increased taxable earnings associated with dividends received from the Company’s Canadian subsidiary that resulted in an increase in the U.S. federal income tax rate from 34% to 35% and from the “true-up” of the estimated state income tax rates based on actual tax returns for tax year 2005. The current year tax rate includes the impact of the new Texas margin tax, “true-up” of estimated state income taxes based on actual returns for tax year 2006 and a slightly lower effective income tax rate in Canada.

DYNAMEX INC.

9. Related Party Transaction
The Company purchased Zipper Transportation Services Ltd. and K.H.B. & Associates LTD. (“Zipper”) from Mr. Kenneth H. Bishop, the principal owner, and Mr. Bruce Bishop effective August 16, 1996. Mr. Kenneth Bishop served as a Director of Dynamex from August 1996 until his retirement on February 14, 2007. In the Zipper purchase agreement, Mr. Kenneth H. Bishop indemnified the Company for the after-tax value of damages, losses, costs and expenses arising from claims or actions prior to the closing date. Effective November 16, 1996, the indemnification provisions of the share purchase agreement were amended to include only amounts above $160 Cdn. An action titled “Barron et al. v. Dynamex Canada Inc. et al was filed in January 1998, by twelve Zipper drivers alleging they were short paid for work performed on certain contracts. This action was settled on December 21, 2006 through a payment of $215 Cdn to plaintiffs, bringing the total amount of costs to approximately $400 Cdn. In April 2007, Mr. Bishop settled this matter by paying the Company $19 Cdn in cash and surrendering 8,500 previously issued but unexercised stock option grants.

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
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2007, Canadian revenues accounted for approximately 37.4% of total consolidated revenue, compared to 35.3% for the same period in 2006. The exchange rate between the Canadian dollar and the U.S. dollar increased 2.0% in the nine month period ended April 30, 2007 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2007 would have accounted for 36.9% of total sales.
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
During the nine months ended April 30, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.4% and 10.3%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 27.0% and 24.0% of the Company’s consolidated sales for the nine months ended April 30, 2007 and 2006, respectively.

DYNAMEX INC.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2006. As of, and for the nine month period ended April 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies.
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
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurement,” This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement, but does not expect the impact on our consolidated financial statements to be material.

DYNAMEX INC.

Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	65.2%	64.7%	65.4%	65.0%
Other direct costs	8.4%	7.1%	8.3%	7.5%

Cost of sales	73.6%	71.8%	73.7%	72.5%

Gross profit	26.4%	28.2%	26.3%	27.5%

Selling, general and administrative expenses:
Salaries and employee benefits	14.2%	14.8%	14.2%	15.1%
Other	6.4%	6.7%	6.5%	6.5%

Selling, general and administrative expenses	20.6%	21.5%	20.7%	21.6%

Depreciation and amortization	0.5%	0.6%	0.6%	0.6%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	5.3%	6.1%	5.0%	5.3%

Interest expense	0.0%	0.0%	0.1%	0.1%
Other income, net	0.0%	-0.1%	-0.6%	-0.1%

Income before income taxes	5.3%	6.2%	5.5%	5.3%

Income taxes	1.9%	2.4%	2.0%	2.0%

Net income	3.4%	3.8%	3.5%	3.3%

DYNAMEX INC.

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	April 30,
	2007		2006
Sales by service type:
On demand	$32,329	31.2%	$31,868	36.7%
Scheduled/distribution	39,051	37.7%	26,284	30.2%
Outsourcing	32,146	31.1%	28,764	33.1%

Total sales	$103,526	100.0%	$86,916	100.0%

Sales by country:
United States	$63,479	61.3%	$56,187	64.6%
Canada	40,047	38.7%	30,729	35.4%

Total sales	$103,526	100.0%	$86,916	100.0%

	Nine months ended
	April 30,
	2007		2006
Sales by service type:
On demand	$101,664	33.3%	$98,477	37.3%
Scheduled/distribution	106,912	35.0%	80,987	30.7%
Outsourcing	96,553	31.7%	84,367	32.0%

Total sales	$305,129	100.0%	$263,831	100.0%

Sales by country:
United States	$191,150	62.6%	$170,815	64.7%
Canada	113,979	37.4%	93,016	35.3%

Total sales	$305,129	100.0%	$263,831	100.0%

Three months ended April 30, 2007 compared to three months ended April 30, 2006
Net income for the three months ended April 30, 2007 was $3.5 million ($0.32 per fully diluted share) compared to $3.2 million ($0.29 per fully diluted share) for the three months ended April 30, 2006.
Sales for the three months ended April 30, 2007 were $104 million, a 19.1% increase compared to the same period in 2006. The average conversion rate between the Canadian dollar and the U.S. dollar was slightly lower this quarter than the prior year quarter, which had the effect of decreasing sales for the three months ended April 30, 2007 by approximately 0.3%. The Company estimates that higher fuel surcharges increased sales this quarter by approximately 0.2% compared to the prior year. The organic growth rate, the rate excluding the impact of foreign exchange and fuel surcharge, was approximately 19.2%. U.S. sales increased approximately 13.0% and Canadian sales, in Canadian dollars, increased approximately 31.2% this quarter compared to last year. The current quarter includes sales for services provided on an interim basis to one customer in Canada of approximately $4.0 million. We expect additional sales for this interim service to total approximately $2.0 million before the service ends in the FY 2007 fourth quarter.
Cost of sales for the three months ended April 30, 2007 increased $13.8 million, or 22.1%, to $76.3 million from $62.5 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.6% for the three months ended April 30, 2007, higher than the 71.8% for the same period in the prior year. Purchased transportation costs increased to 65.2% of sales this quarter compared to 64.7% last year, principally due to the decline in on-demand sales as a percentage of total sales. Although on-demand sales increased slightly this quarter compared to

DYNAMEX INC.

the prior year, it represented only 31.2% of total sales compared to 36.7% last year, due to the 29% increase in distribution and dedicated sales. The increase in other cost of sales from 7.1% in last year’s quarter to 8.4% this quarter was due principally to additional warehouse personnel, equipment and space required to support new business added this fiscal year.
SG & A expenses increased 14.2% to $21.3 million in the current year quarter compared to the same period last year. As a percentage of sales, SG & A expenses were 20.6% in current year compared to 21.5% in the prior year. Approximately $1.7 million of the dollar increase is attributable to salaries and employee benefits. Normal wage increases as well as additional personnel required to manage and operate new business over the last nine months contributed to the increase in SG & A expenses., We also added additional engineering capacity to optimize routing, enhance driver economics and reduce costs.
For the three months ended April 30, 2007, depreciation and amortization was $554,000 compared to $523,000 for the same period in the prior year. The increase is primarily attributable to lessor financed leasehold improvements associated with the recent move of the corporate headquarters.
Other income, net for the three months ended April 30, 2007, was $45,000 compared to $55,000 for the same period in the prior year. This decrease is principally due to less interest income compared to the prior year.
Interest expense was $32,000, a decrease of $6,000 or 15.8% for the current quarter. The decrease below the prior year is primarily attributable to reduced borrowings this quarter. Interest expense was less than 0.1% of sales in both the current quarter and the prior quarter.
The effective income tax rate was 35.8% for the current quarter compared to 39.5% for the prior year. The current quarter includes a positive tax adjustment of approximately $80,000 related to the reallocation of franchise costs between Canada and the U.S. and a higher percentage of income before taxes generated in Canada which has a lower tax rate. The effective income tax rate for the prior year was adjusted to reflect the impact of increased taxable earnings associated with dividends received from the Company’s Canadian subsidiary that resulted in an increase in the U.S. federal income tax rate from 34% to 35% and from the “true-up” of the estimated state income tax rates based on actual tax returns for tax year 2005.The current year tax rate includes the impact of the new Texas margin tax, “true-up” of estimated state income taxes based on actual returns for tax year 2006 and a slightly lower effective income tax rate in Canada. See Footnote 8 to the Condensed Consolidated Financial Statements.
Nine months ended April 30, 2007 compared to nine months ended April 30, 2006
Net income for the nine months ended April 30, 2007 was $10.9 million ($1.01 per fully diluted share) compared to $9.1 million ($0.80 per fully diluted share) for the nine months ended April 30, 2006. Net income for the nine months ended April 30, 2007, was favorably impacted by approximately $972,000 ($0.09 per fully diluted share) from the settlement of cross border transfer pricing issues with the Canadian tax authorities. See Footnote 7 to the Condensed Consolidated Financial Statements.
Sales for the nine months ended April 30, 2007 were $305 million, a 15.7% increase over $264 million for the same period in 2006. The average conversion rate between the Canadian dollar and the U.S. dollar increased 2.0% over the prior year period, which had the effect of increasing sales for the nine months ended April 30, 2007 by approximately $2.1 million (0.8%). Also during the period, fuel surcharges included in consolidated sales were essentially unchanged this year compared to last year. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 14.7% for the nine months ended April 30, 2007 (12.5% in the U.S. and 20.1% in Canada). Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 20.1% in the first nine months of the current fiscal year compared to the same period last year.
Cost of sales for the nine months ended April 30, 2007 increased $33.6 million, or 17.5%, to $224.8 million from $191.2 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.7% for the nine months ended April 30, 2007, compared to 72.5% for the nine months ended April 30, 2006. Purchased transportation costs increased to 65.4% of sales this period compared to 65.0% last year, partially due to the decline in on-demand sales as a percentage of total sales in the third quarter and the nine months of 2007 compared to the same periods of the prior year. Although on-demand sales increased slightly this year compared to the prior year, it represented only 33.3% of total sales compared to 37.3% last year, due to the 23% increase in distribution and

DYNAMEX INC.

dedicated sales. The increase in other cost of sales from 7.5% last year to 8.3% in this year was due principally to additional warehouse personnel, equipment and space required to support new business added this fiscal year. In addition, over the last three quarters, we substantially increased sales with attractively priced new contracts; however, the customers’ short time window for implementation caused a number of large and complex startups to be initiated almost simultaneously. And due to the short time frame for implementation, we primarily used existing employees to operate and manage this new business which stretched our operational and management capacity. As a result, the period normally required to stabilize and fully optimize the new operations has taken longer and the costs have been higher than we originally forecast resulting in an increase in the cost of sales. In addition, we added additional warehouse space and labor to service the new business.
SG & A expenses for the nine months ended April 30, 2007 increased $6.4 million, or 11.4%, to $63.2 million from $56.8 million for the same period in the prior year. Approximately $3.5 million of the dollar increase is attributable to salaries and employee benefits. Also, the current year quarter includes charges totaling approximately $1.0 million for additional space, computer licenses and support of $0.6 million and professional fees and start-up cost of $0.5 million. The increase in compensation results from normal salary increases plus additional personnel added over the last year to operate and manage new business and additional engineering capacity to optimize routing, enhance driver economics and reduce costs. As a percentage of sales, SG & A expenses were 20.7% for the nine months ended April 30, 2007, compared to 21.6% for the nine months ended April 30, 2006.
For the nine months ended April 30, 2007, depreciation and amortization was $1,742,000 compared to $1,464,000 for the same period in the prior year. The increase is primarily attributable to higher capital expenditures which include lessor financed leasehold improvements associated with the recent move of the corporate headquarters, the acquisition of new route optimization software and the installation at corporate headquarters of a voice-over-internet protocol (VoIP) telephone system late in FY 2006.
Other income, net for the nine months ended April 30, 2007, was $1,777,000 compared to $219,000 for the same period in the prior year. This increase is principally attributable to the resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on cash settlement of those inter-company charges. These inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. See Footnote 7 to the Condensed Consolidated Financial Statements.
Interest expense was $260,000, an increase of $47,000 or 22.1% for the nine months ended April 30, 2007. The increase over the prior year is primarily attributable to a higher average outstanding debt and a higher average interest rate. Interest expense as a percentage of sales, was 0.1% in the current quarter compared to 0.1% in the prior period.
The effective income tax rate was 35.8% for the current period compared to 36.9% for the prior year. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $5.6 million, 36.5% of income before taxes. The current year tax rate includes the impact of the new Texas margin tax and a slightly lower effective income tax rate in Canada. See Footnote 8 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Net cash provided by operating activities was $7.6 million for the nine months ended April 30, 2007 compared to $7.9 million for the same period in 2006. The year-over-year decline is due primarily to the increase in accounts receivable in the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006. The $10.5 million increase in accounts receivable is attributable to the 19.1% increase in sales (approximately $7.0 million) with the remaining increase generally due to temporary delays in collecting some of the new accounts. We expect that the percentage increase in accounts receivable will be more in line with the increase in sales by the end of the current fiscal year.

DYNAMEX INC.

Net cash provided by operations, prior to changes in current operating assets and liabilities, was $19.0 million for the nine months ended April 30, 2007 compared to $11.9 million for the nine months ended April 30, 2006. This increase is attributable to higher net income of $1.8 million, a decrease in cash taxes of $2.4 million from the use of available deductions and tax credits (deferred income taxes), lessor financed leasehold improvements of approximately $2.0 million and $741,000 of non-cash rent expense.
Capital expenditures for the nine months ended April 30, 2007 were approximately $3.3 million compared to $0.6 million in 2006. The 2007 expenditures include $2.0 million of lessor financed leasehold improvements. Management expects capital expenditures to be in the $4 million to $5 million range for the full fiscal year, excluding lessor financed leasehold improvements. The increase over previous estimates is an expectation that the Company may purchase certain assets including trailers and associated equipment needed to service a particular customer contract. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future.
Our revolving credit facility was initially established in 2005 and last amended in October 2006. The credit facility has no scheduled principal payments; however, the maturity date is currently extended to July 31, 2009. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

	Requirement	Level at April 30, 2007
Ratio of funded debt to EBITDA	2.00 to 1.00	0.29
Total indebtedness	$20 million, including LOC’s	$5.2 million
Letters of credit sublimit	$7.5 million	$5.2 million
Maximum treasury stock purchases	$35 million	$23.6 million
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	1.68
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $6.0 million (5.8% of sales) for the three months ended April 30, 2007, compared to $5.9 million (6.8% of sales) in the same period last year. The Company’s EBITDA was approximately $18.9 million (6.2% of sales) for the nine months ended April 30, 2007, compared to $16.1 million (6.1% of sales) in the same period last year. EBITDA margin for the nine months ended April 30, 2007 was positively impacted by the one-time benefit from resolution of prior year cross-border transfer pricing issues. Excluding this one-time benefit, EBITDA was $17.5 million (5.7% of sales). The decrease in EBITDA margin in both periods of FY 2007 (excluding the transfer pricing benefit) is primarily attributable to higher cost of sales, which was only partially offset by the reduction in selling, general and administrative expenses, both as a percentage of sales. EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

DYNAMEX INC.

	(in thousands)		(in thousands)
	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Net income	$3,487	$3,212	$10,857	$9,080
Adjustments:
Income tax expense	1,945	2,098	6,066	5,310
Interest expense	32	38	260	213
Depreciation and amortization	554	523	1,742	1,464

EBITDA	$6,018	$5,871	$18,925	$16,067

EBITDA margin	5.8%	6.8%	6.2%	6.1%
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.0 million and a decrease in quarterly net income of approximately $0.3 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

DYNAMEX INC.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of April 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The assessment has been paid, and the Company intends to file a Refund Claim within the 60 day statutory period.
The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million, $2.0 of which the EDD claims represents personal income tax of the reclassified individuals. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
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
Claims Exposure
As of April 30, 2007, the Company utilized the services of approximately 4,700 independent contractor owner-operator drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $30 million. Independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $35,000 to $75,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.
Certain Tax Matters Related to Drivers
Substantially all of the Company’s drivers at April 30, 2007 were independent contractors who own their own vehicles. The Company does not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent contractor owner-operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractor owner-operators utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.
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

DYNAMEX INC.

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

DYNAMEX INC.

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

DYNAMEX INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Common Stock Repurchases

	Total number	Average	Total number of shares	Approximate dollar value
	of shares	price paid	purchased as part of a	of shares that may yet be
Period	purchased	per share	publicly announced plan	purchased under the plan

February 1 to February 28, 2007	6,184	$24.43	6,184	$15.2 million

April 1 to April 30, 2007	29,900	$25.95	29,900	$14.5 million
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company during fiscal years 2006 and 2007 authorizing management to acquire up to $38 million of the Company’s common stock outstanding.
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

DYNAMEX INC.
Dated: June 8, 2007	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: June 8, 2007	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President — Chief Financial Officer (Principal Financial Officer)

Dated: June 8, 2007	by	/s/ Samuel T. Hicks
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