Form 10-K
period 2007-07-31
DYNAMEX INC
filed 2007-10-12
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2007 was approximately $258,956,102.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 10, 2007 was 10,203,423 shares.
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
ITEM 1. BUSINESS
General
     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of business centers, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers local and regional distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services as well as fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company’s on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company’s operation and management of customers’ mailrooms. In Fiscal Year (FY) 2006, the Company began to license its technology and certain business processes primarily to small, privately held same-day transportation companies in order to increase market share, penetrate new markets and increase operational efficiencies.
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
     Focus on Primary Services. The Company operates in one reportable business segment, same day delivery services, with three primary service offerings: (i) same-day, point-to-point on-demand delivery services, (ii) same-day local and regional distribution services and (iii) outsourcing services such as fleet management and facilities management. The Company focuses its same-day on-demand delivery business on transporting non-faxable, time sensitive items throughout metropolitan areas. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to raise the yield per delivery relative to the yield generated by delivering documents within a central business district. Additionally, these value added services are generally less vulnerable to price competition than traditional on-demand delivery services. Also, the Company intends to capitalize on the market trend towards outsourcing transportation requirements by concentrating its logistics services in same-day local and regional distribution and fleet management. The delivery transactions in a fleet management and distribution program are recurring in nature, thus creating the potential for long-term customer relationships.
     Target National, Regional and Local Accounts. The Company’s national account managers focus on acquiring and maintaining national, regional and local accounts. The Company anticipates that its (i) existing multi-city network of locations combined with its network of franchisees and service partners, (ii) ability to offer value added services such as fleet management to complement its basic same-day delivery services and (iii) experienced, operations oriented management team and sales force, will create further opportunities with many of its existing customers and attract new national, regional and local accounts.
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
     License Technology and Business Practices. Over the last ten years, the Company has developed industry leading proprietary software and has documented its business processes and practices. In fiscal year 2006, the Company began to franchise its technology and certain business processes to smaller, privately-owned industry participants in order to increase and solidify market share in existing markets, expand to and penetrate new markets, and increase operational efficiencies and decrease operational costs. At the end of our 2007 fiscal year, we had signed agreements with franchisees that cover 35 markets in various locations in the U.S. and Canada.
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
     Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer’s request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company’s ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 33%, 38%, and 39% respectively, of the Company’s sales were generated from same-day on-demand delivery services.
     Same-Day Local and Regional Distribution. The Company provides same-day scheduled local and regional distribution services that include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company’s on-demand delivery capabilities are available to supplement scheduled services as needed. A bulk shipment may be received at the Company’s warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in Ontario Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable materials that are then delivered by the Company on an intra- and inter-city basis. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 35%, 30%, and 30%, respectively, of the Company’s sales were generated from same-day scheduled distribution services.
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
     By outsourcing their fleet management, the Company’s customers (i) utilize the Company’s distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 32%, 32% and 31%, respectively, of the Company’s sales were generated from fleet management and other outsourcing services.
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
Operations
     The Company’s operations are divided into regions, six U.S. and four Canadian, with each of the Company’s approximately 48 business centers assigned to the appropriate region. Business center operations are locally managed with regional and national oversight and support provided as necessary. A business center manager is assigned to each business center and is accountable for all aspects of such business center operations including its profitability. Each business center manager reports to a regional manager with similar responsibilities for all business centers within his region. Certain administrative and marketing functions may be centralized for multiple business centers in a given city or region. Dynamex believes that the strong operational and sales and marketing background of its senior management is important to building brand identity throughout the United States and Canada while simultaneously overseeing and encouraging individual managers to be successful in their local markets.
     Same-Day On-Demand Delivery. Most business centers have operations staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company’s clients have access to a web-based electronic data interface to enter dispatch requirements, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company’s computers, through pagers or by two-way communication devices.
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
     Substantially all of the Dynamex drivers are independent contractor owner-operators who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as compensation. Management believes that this creates a higher degree of responsiveness on the part of its drivers as well as significantly lowering the capital required to operate the business and reduces the Company’s fixed costs.
Sales and Marketing
     The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The total sales force including management, strategic relationships, business development and administrative support totaled 105 persons at July 31, 2007. The Company’s national sales force, comprised of 23 persons, focus on regional and national customers who can utilize its services on a multi-market basis. Sixty-two local employee sales representatives target business opportunities in their local market, and seven specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company’s sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company’s national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.
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
Customers
     The Company’s target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, retail, office products, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. During the years ended July 31, 2007, 2006 and 2005, sales to Office Depot, Inc. represented approximately 14.2%, 10.6% and 9.8%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 28%, 25% and 24% of the Company’s consolidated sales for the years ended July 31, 2007, 2006 and 2005, respectively.
     A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 38%, 36% and 33% of the Company’s sales, respectively, were generated in Canada. See Note 14 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
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
     The market for the Company’s logistics services is also highly competitive, and can be expected to remain competitive as additional companies seek to capitalize on the growth in the industry. The Company’s principal competitors for such services are other delivery companies and in-house transportation departments. The Company generally competes on the basis of its ability to provide customized service regionally and nationally, which it believes is an important advantage in this highly fragmented industry, and on the basis of price.
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
     In connection with the operation of certain motor vehicles, the handling of hazardous materials in its courier operations and other safety matters, including insurance requirements, the Company is subject to regulation by the U. S. Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work and driver logbooks. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company’s operating permits.

Safety
     From time to time, the independent contractor owner-operators performing services for the Company are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $30 million. Independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $20,000 to $40,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records and conducts criminal background investigations. In addition, where required by applicable law, contractually or by Company policy, the Company requires prospective drivers to take a physical examination and to pass a drug test. Drivers are provided information on any additional safety requirements as dictated by customer specifications.
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
Employees
     At July 31, 2007, the Company had approximately 2,000 employees, of whom approximately 1,000 were employed in various management, supervisory, sales, administrative, and other corporate positions and approximately 1,000 were employed as messengers and mailroom workers. Additionally at July 31, 2007, the Company had contracts with approximately 4,500 independent contractor owner-operator drivers. Management believes that the Company’s relationship with such employees and independent contractor owner-operators is good. See “Risk Factors — Certain Tax Matters Related to Drivers.”
     Of the approximately 4,500 independent contractor owner-operator drivers used by the Company as of July 31, 2007, approximately 1,600 are located in Canada and approximately 2,900 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 70% are represented by major international labor unions. Management believes that the Company’s relationship with such unions is good. Unions represent none of the Company’s U.S. employees, drivers or messengers.
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
Competition May Adversely Affect Our Results
     The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. We compete with other companies in the industry not only to be providers of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we do. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition.”
An Increase in Claims May Expose Us to Losses
     As of July 31, 2007, we utilized the services of approximately 4,500 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
     Substantially all of our independent contractor owner-operator drivers at July 31, 2007 were independent contractors who own their own vehicles. We do not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent contractor owner-operators in the transportation industry, including those utilized by us, are employees, rather than independent contractors. We believe that the independent contractor owner-operators utilized by us are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, federal (U.S. and Canadian), state, provincial authorities or independent contractors may challenge this position, and other laws or regulations, including tax laws, or interpretations thereof, may be changed. If, as a result of any of the foregoing, we were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, our operating costs would increase. Additionally, if we are required to pay back-up withholding with respect to amounts previously paid to such drivers, we may also be required to pay penalties or be subject to other liabilities. Any of the foregoing circumstances may adversely impact our financial condition and results of operations, and/or compel us to restate financial information from prior periods. See “Business — Services” and “— Employees.”
We May Be Adversely Affected by Local Delivery Industry and General Economic Conditions
     Our sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting our significant customers and shortages of or disputes with labor, any of which could result in our inability to service our clients effectively or our inability to profitably manage our operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for our services.
Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
     About one-third of our operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in our consolidated financial statements. The Canadian dollar is the functional currency for the Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income for such period. We historically have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Failure to Maintain Permits and Licensing May Adversely Affect Our Ability to Operate
     Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. If we fail to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations we may incur substantial fines or possible revocation of our authority to conduct certain of our operations. See “Business — Regulation.”
We Depend Upon Key Personnel for Our Continued Operations
     Our success is largely dependent on the skills, experience and performance of certain key members of our management. The loss of the services of any of these key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success and plans for growth also depend on its ability to attract and retain skilled personnel in all areas of our business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.
Technological Advances May Adversely Affect Our Business
     Technological advances in the nature of facsimile, electronic mail and electronic signature capture have affected the market for on-demand document delivery services. Although we have shifted our focus to the distribution of non-faxable items and logistics services, there can be no assurance that these or other technologies will not have a material adverse effect on our business, financial condition and results of operations in the future.
We Are Highly Dependent Upon Our Technology Infrastructure
     We rely heavily on technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the internet could harm our operations and our reputation among our customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. Any disruption to our computer systems and web site could adversely impact our customer service, our ability to receive orders and respond to prompt delivery assignments and result in increased costs. While we have invested and will continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions and the resulting adverse effect on our operations and financial results.
We Are Dependent on Availability of Qualified Delivery Personnel
     We are dependent upon our ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of our operations. We compete in markets in which unemployment is generally relatively low and the competition for independent contractor owner-operators and other employees is intense. We must continually evaluate and upgrade our pool of available independent contractor owner-operators to keep pace with demands for delivery services. We have no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to us. Our inability to attract and retain qualified delivery personnel could have a material adverse impact on our business, financial condition and results of operations.
We May Need for Additional Financing to Pursue Our Acquisition Strategy
     We intend to pursue acquisitions that are complementary to our existing operations, primarily through the acquisition of customer lists of small local delivery companies that can be tucked into our current operating locations. We may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. We have no assurance that we will be able to obtain additional financing if necessary, or that such financing can be obtained on terms we will deem acceptable. As a result, we may be unable to successfully implement our acquisition strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
Factors Beyond Our Control May Affect the Volatility of Our Stock Price
     Prices for our common stock will be determined in the marketplace and may be influenced by many factors,

including the depth and liquidity of the market for our common stock, investor perception of us and general economic and market conditions. Variations in our operating results, general trends in the industry and other factors could cause the market price of our common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of our common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of our common stock could be affected by such fluctuations.
Escalating Fuel Costs May Adversely Affect Our Financial Condition and Results of Operations
     The independent contractor owner-operators we engage are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. We make every reasonable effort to include fuel cost adjustments in customer billings that we pay to independent contractor owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset independent contractor owner-operators’ costs, we may be unable to attract a sufficient number of independent contractor owner-operators that may negatively impact our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company leased facilities in 83 locations at July 31, 2007. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Location	Leased Properties

Canada
Alberta	4
British Columbia	5
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	13
Quebec	4
Saskatchewan	2

Canadian Total	32

Number of
Location	Leased Properties

United States
Arizona	1
California	11
Colorado	1
Connecticut	1
Florida	1
Georgia	1
Illinois	2
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
Missouri	1
Nevada	1
New Jersey	2
New York	5
North Carolina	2
Ohio	1
Pennsylvania	3
Tennessee	1
Texas	6
Virginia	4
Washington	2

United States Total	51
     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required.
     Facility rental expense for the fiscal years ended July 31, 2007, 2006 and 2005 was approximately $9.8 million, $7.8 million and $6.2 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS
     The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The assessment has been paid, and the Company has filed a Refund Claim.
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
     On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007. During the summer of 2007, Plaintiff associated additional counsel for the Appeal. Plaintiff requested and was granted a 30 day extension to August 27, 2007, in which to file his Opening Brief. An additional 30 day extension was granted on August 27th, extending the time to September 26th. The Company’s answering brief will be due 30 days after the Opening brief is filed. Plaintiff will have 30 days following that in which to file a rebuttal brief. Thereafter the Court will schedule an Oral hearing, most likely in the early months of 2008.
     We believe that the Company’s independent contractor owner-operator drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
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
Market Information — The Company’s common stock commenced trading on the Nasdaq Global Select Market under the symbol “DDMX” on March 14, 2005. Previously, the common stock was listed on the AMEX. The following table summarizes, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on the Nasdaq Global Select Market. The NASDAQ prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	Bid
Fiscal 2007	High	Low

First Quarter	$22.42	$19.00
Second Quarter	24.86	20.51
Third Quarter	27.39	22.56
Fourth Quarter	29.00	23.65

Fiscal 2006	High	Low

First Quarter	$18.50	$15.15
Second Quarter	21.06	15.65
Third Quarter	20.94	17.15
Fourth Quarter	22.25	18.38
Stock Price Performance
          Set forth below is a line graph indicating the stock price performance of the Company’s common stock for the period beginning August 1, 2002 and ending July 31, 2007 as contrasted with the Nasdaq Composite Index ** and the AMEX Composite Index and the Russell 2000 Stock Index***. The graph assumes that $100 was invested at the beginning of the period and has been adjusted for any stock dividends distributed after August 1, 2007. No cash or stock dividends have been paid during this period.

COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG DYNAMEX INC.,
NASDAQ COMPOSITE INDEX, AMEX COMPOSITE INDEX
AND RUSSELL 2000 INDEX
ASSUMES $100 INVESTED ON AUGUST 1, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JULY 31, 2007

**	The Company transferred its listing to the Nasdaq Global Select Market from the AMEX on March 14, 2005.

***	The Russell 2000 Stock Index represents companies with a market capitalization similar to that of the Company. The Company does not believe it can reasonably identify a peer group because it believes that there is only one public company engaged in lines of business directly comparative to those of the Company.
     Holders — At September 28, 2007, the approximate number of holders of record of common stock was 250.
     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividends in fiscal 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
     Securities Authorized for Issuance Under Equity Compensation Plans — The following table provides information regarding the Company’s equity compensation plan as of July 31, 2007.

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under equity
Plan category	warrants and rights	rights	compensation plans (1)

Equity compensation plans approved by security holders	485,050	$15.47	350,947

Equity compensation plans not approved by security holders	—	—	—

Total	485,050	$15.47	350,947

     Common Stock Repurchase — As of July 31, 2007, the Board of Directors had authorized the Company to purchase up to $38 million of Dynamex Inc. common stock. Through July 31, 2007, the Company had purchased a total of 1,841,000 shares at an average price of $19.77 per share for a total dollar cost of $36,402,000, of which 531,000 shares were purchased in the fourth quarter of FY 2007 at an average price of $24.19 for a total dollar cost of $12,843,000. All of the shares were cancelled during FY 2007. On September 19, 2007, the Board of Directors increased the authorization by $20 million. The Company intends to purchase additional common shares from time to time using available cash or temporary borrowings from its revolving credit facility at prices acceptable to the Company.
     The following table sets forth the purchases made during each month of the fourth quarter of the Company’s fiscal year ended July 31, 2007:

			Total number of
			shares purchased as
	Total number	Average	part of	Approximate dollar value
	of shares	price paid	a publicly	of shares that may yet be
Period	purchased	per share	announced plan	purchased under the plan

May 1 to May 31, 2007	47,900	$26.03	47,900	$13.2 million

June 1 to June 30, 2007	40,240	$25.69	40,240	$12.2 million

July 1 to July 31, 2007	442,800	$23.85	442,800	$1.6 million
All purchases were made pursuant to a publicly announced program approved by the Board of Directors of the Company authorizing management to acquire up to $38 million of the Company’s common stock with no expiration date.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial and other data for the three years ended July 31, 2007 and the balance sheet data at July 31, 2007 and 2006 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial and other data for the two years ended July 31, 2004 and 2003 and the balance sheet data at July 31, 2005, 2004 and 2003 have been derived from the consolidated financial statements of the Company not appearing herein. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2007	2006	2005	2004	2003
		(in thousands, except per share amounts)
Statements of operations data:
Sales	$413,774	$358,374	$321,103	$287,856	$250,801
Cost of sales	304,339	259,311	232,023	206,487	177,850

Gross profit	109,435	99,063	89,080	81,369	72,951
Selling, general and administrative expenses (1)	85,341	77,125	69,049	64,026	58,417
Depreciation and amortization	2,357	1,931	1,648	1,890	2,124
(Gain) loss on disposal of property and equipment	(20)	1	(21)	(41)	19

Operating income	21,757	20,006	18,404	15,494	12,391
Interest expense, net	299	295	466	1,406	2,194
Other (income) expense, net (2)	(2,079)	(275)	(226)	(182)	(340)

Income before income taxes	23,537	19,986	18,164	14,270	10,537
Income taxes (3)	8,575	7,594	6,979	1,437	2,959

Net income	$14,962	$12,392	$11,185	$12,833	$7,578

Earnings per share:
basic	$1.41	$1.12	$0.97	$1.13	$0.68

diluted	$1.39	$1.11	$0.95	$1.11	$0.67

Weighted average common shares outstanding:
basic	10,612	11,057	11,544	11,314	11,208
diluted	10,738	11,197	11,804	11,532	11,364

Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (4)
Net income	$14,962	$12,392	$11,185	$12,833	$7,578
Adjustments:
Income taxes	8,575	7,594	6,979	1,437	2,959
Interest expense, net	299	295	466	1,406	2,194
Depreciation and amortization	2,357	1,931	1,648	1,890	2,124

EBITDA	$26,193	$22,212	$20,278	$17,566	$14,855

	July 31,
	2007	2006	2005	2004	2003
			(in thousands)
Balance sheet data:
Working capital	$22,189	$18,889	$22,917	$16,704	$7,779
Total assets	121,040	110,525	109,475	102,072	95,541
Long-term debt, excluding current portion	—	905	8	10,000	14,116
Stockholders’ equity	81,409	79,212	83,896	69,310	54,328

1)	Selling, general and administrative expenses include salaries, wages and employee benefits as well as facility costs, communication, travel and entertainment, office supplies, equipment rentals and general corporate expenses.

2)	The increase in other income in the year ended July 31, 2007, is principally attributable to the resolution of inter-company, cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available U.S. net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on cash settlement of those inter-company charges. These inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. The result was to increase net income by $972,000, $0.09 per fully diluted share, for the 2007 year. See Footnote 13 of Notes to the Consolidated Financial Statements for additional information.

3)	Income tax expense for the year ended July 31, 2004, was reduced by $3.7 million as a result of recognizing the tax benefit of U.S. net operating loss carryforwards of approximately $10.6 million that were not recognized in prior years due to uncertainty in those prior periods. Accordingly, net income increased $3.7 million, $0.32 per fully diluted share for 2004. Without the income tax adjustment, fully diluted earnings per share for the year ending July 31, 2004 would have been reported as $0.79.

4)	EBITDA is defined as income excluding interest, taxes, depreciation and amortization (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.
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
     Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and more than 99% are independent contractor owner-operators as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that delivery personnel are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
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
     Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or fleet management services because driver payments for on-demand services are generally lower as a percentage of sales from such services due primarily to the smaller size of the vehicle required. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing and collection. As a result of these variances, the Company’s gross profit margin is dependent in part on the mix of business for a particular period.
     During the years ended July 31, 2007, 2006 and 2005, sales to Office Depot, Inc. represented approximately 14.2%, 10.6% and 9.8%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 28%, 25% and 24% of the Company’s consolidated sales for the years ended July 31, 2007, 2006 and 2005, respectively.
     The Company has no significant investment in transportation equipment. Depreciation and amortization expense primarily relates to office, communication, IT equipment and software, leasehold improvements and intangible assets.
     A significant portion of the Company’s sales is generated in Canada. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 38%, 36%, and 33%, respectively, of the Company’s sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company’s operations in the U.S. and in Canada is similar.
     The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2007 compared to July 31, 2006 and increased during the fiscal year ending July 31, 2006 compared to July 31, 2005. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales. The effect of these changes on the Company’s net income for the fiscal years ended July 31, 2007, 2006 and 2005 has not been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material effect on the Company’s business, financial condition or results of operations.
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
     Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. The Company tests goodwill for impairment at least annually. The Company has two reporting units for the purposes of assessing potential future impairments of goodwill, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year. Based on this test, the Company determined that no impairment exists during the three years ended July 31, 2007. Other intangible assets are being amortized over periods ranging from 3 to 25 years.

     Other assets — Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2007 and 2006 amount to $1,381 thousand and $581 thousand, respectively.
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
     Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The allowance for doubtful accounts represented approximately 2.0% of accounts receivable at July 31, 2007 compared to approximately 1.8% at July 31, 2006.
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
     During the year ended July 31, 2007 and 2006, the Company repatriated approximately $3.6 million and $12.7 million, respectively from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to substantially offset the U.S. income tax liability arising from the dividends with foreign tax credits. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). During the year ended July 31, 2004, the Company determined that it was more likely than not that the benefits of the taxable U.S. net operating losses (“NOL”) totaling $10.6 million at January 31, 2004 would be realized, and based on such determination, the Company reversed the valuation allowance during the second quarter of the fiscal year 2004, resulting in a credit to income tax expense of approximately $3.7 million. The Company utilized all of the NOL during the 2004 and 2005 fiscal years and all of its foreign tax credits in the 2007 fiscal year.
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
     Prior to the effective date of SFAS No. 123(R), June 15, 2005, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encouraged but did not require companies to record compensation cost for stock based employee compensation plans at fair value. Effective August 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2007, 2006 and 2005 was substantially the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123(R) been applied to all awards granted after August 1, 1995. The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006, and 2005, respectively: dividend yield of 0% for all years; expected volatility of 44%, 51%, and 70%; risk-free interest rate of 4.6%, 4.3%, and 4.2%, and expected lives of an average of 7.2, 5.3 and 5.3 years for options granted to employees and of 6.8, 7.7 and 7.7 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2007, 2006 and 2005 was $11.97, $8.82 and $10.02, respectively.
     As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2007, 2006 and 2005 amounted to $771,000, $717,000 and $459,000, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2007, the anticipated effect on net income for fiscal 2008, net of taxes, will be approximately $530,000.
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
     Other long-term liabilities — The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes those amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.

Results of Operations
     The following table sets forth for the periods indicated certain items from the Company’s consolidated statement of operations, expressed as a percentage of sales:

	Years Ended July 31,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	65.4%	65.0%	64.3%
Other	8.1%	7.3%	8.0%

Cost of sales	73.5%	72.3%	72.3%

Gross profit	26.5%	27.7%	27.7%

Selling, general and administrative:
Salaries and employee benefits	14.1%	15.0%	14.8%
Other	6.5%	6.5%	6.7%

Selling, general and administrative	20.6%	21.5%	21.5%

Depreciation and amortization	0.6%	0.5%	0.5%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%

Operating income	5.3%	5.7%	5.7%

Interest expense	0.1%	0.1%	0.1%
Other income	0.5%	0.1%	0.1%

Income before income taxes	5.7%	5.7%	5.7%

Income taxes	2.1%	2.1%	2.2%

Net income	3.6%	3.6%	3.5%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Years Ended July 31,
	2007		2006		2005
Sales by service type:
On demand	$137,418	33.2%	$134,179	37.5%	$124,206	38.6%
Scheduled/distribution	144,708	35.0%	109,037	30.4%	97,464	30.4%
Outsourcing	131,648	31.8%	115,158	32.1%	99,433	31.0%

Total sales	$413,774	100.0%	$358,374	100.0%	$321,103	100.0%

Sales by country:
United States	$257,025	62.1%	$230,768	64.4%	$213,718	66.6%
Canada	156,749	37.9%	127,606	35.6%	107,385	33.4%

Total sales	$413,774	100.0%	$358,374	100.0%	$321,103	100.0%

Year Ended July 31, 2007 Compared to Year Ended July 31, 2006
     Net income for the year ended July 31, 2007 was $15.0 million ($1.39 per fully diluted share) compared to $12.4 million ($1.11 per fully diluted share) for the year ended July 31, 2006. Net income for the year ended July

31, 2007, was favorably impacted by approximately $972,000 ($0.09 per fully diluted share) from the settlement of prior year cross border transfer pricing issues between the U.S. and Canada. See Footnote 13 of the Notes to the Condensed Consolidated Financial Statements.
Sales for the year ended July 31, 2007 were $414 million, a $56 million (15.5%) increase over the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 2.6% over the prior year period, which had the effect of increasing sales for the year ended July 31, 2007 by approximately $3.9 million (1.1%). Also during the period, fuel surcharges included in consolidated sales were essentially unchanged this year compared to last year. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 14.2% for the year ended July 31, 2007 (11.2% in the U.S. and 19.6% in Canada). Canadian sales, including fuel surcharges, , increased approximately 19.7% in Canadian dollars in the current fiscal year compared to last year. Sales for the year ended July 31, 2007 include sales for services provided on an interim basis to one customer in Canada of approximately $10 million U.S. (approximately $3 million for the three months ended July 31, 2007). The remaining sales increase is primarily attributable to volume increases from the expansion of business with existing and new customers. Management estimates that price increases accounted for substantially less than 5% of the increase in sales in FY 2007.
     Cost of sales for the year ended July 31, 2007 increased $45.0 million, or 17.4%, to $304.3 million from $259.3 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.5% for the year ended July 31, 2007, compared to 72.3% for the year ended July 31, 2006. Purchased transportation costs were 65.4% of sales this year compared to 65.0% last year, partially due to the decline in on-demand sales as a percentage of total sales in the year ended 2007 compared to the prior year. Although on-demand sales increased slightly this year compared to the prior year, it represented only 33.2% of total sales compared to 37.5% last year, as distribution and dedicated sales increased 33%. The increase in other cost of sales from 7.3% last year to 8.1% in this year was due principally to additional warehouse personnel, equipment and space required to support new business added this fiscal year.
     SG & A expenses for the year ended July 31, 2007 increased $8.2 million, or 10.7%, to $85.3 million compared to the prior year. Approximately $4.7 million of the dollar increase is attributable to higher compensation and benefits. The increase in compensation and benefits results from normal salary increases plus the additional personnel added over the last year to operate and manage new business and to increase engineering capacity in order to facilitate route optimization, enhance driver economics and reduce costs. Also, the current year includes approximately $1.4 million for additional warehouse and office space, computer licenses and support of $0.6 million and professional fees and contract start-up costs of $0.6 million. As a percentage of sales, SG & A expenses were 20.6% for the year ended July 31, 2007, compared to 21.5% for the year ended July 31, 2006.
     For the year ended July 31, 2007, depreciation and amortization was $2,357,000 compared to $1,931,000 for the same period in the prior year. The increase is primarily attributable to higher capital expenditures including lessor financed leasehold improvements, the acquisition of new route optimization software and the installation at corporate headquarters and some business centers of a voice-over-internet protocol (VoIP) telephone system beginning late in FY 2006.
     Other income, net for the year ended July 31, 2007, was $2,079,000 compared to $275,000 for the same period in the prior year. This increase is principally attributable to the resolution of cross-border transfer pricing issues between Canada and the U.S. for inter-company services for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on cash settlement of those inter-company charges. These inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. See Footnote 13 of the Notes to the Condensed Consolidated Financial Statements.
     Interest expense was $299,000, an increase of $4,000 or 1.4% for the year ended July 31, 2007. Interest expense, as a percentage of sales, was 0.1% in the current year, the same as the prior year.
     The effective income tax rate was 36.4% for the current year compared to 38.0% for the prior year. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $8.2 million, 36.9% of income before taxes. See Footnote 8 of the Notes to the Condensed Consolidated Financial Statements.
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
     Sales increased $37 million to $358 million in FY 2006, an increase of 11.6% compared to the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 7.5% over the prior year period, which had the effect of increasing sales for the year by approximately $8.9 million, approximately 2.8%, had the conversion rate been the same as the prior year period. Also, higher fuel surcharges included in consolidated sales accounted for an estimated 2.9% of the increase in sales this year compared to the prior year. The core growth rate, the rate excluding the impact of fuel surcharges and foreign exchange rate fluctuations, was approximately 5.9% for the year ended July 31, 2006 (approximately 5.4% in the U.S. and 7.0% in Canada) compared to the prior year. The core growth rate was negatively impacted by higher customer attrition, principally in the U.S., a significant portion of which occurred in the second fiscal quarter caused by service issues with a few customers and our decision to exit certain business relationships where margins were less than satisfactory. Canadian sales including fuel surcharges, in Canadian dollars, increased approximately 10.5% in the current fiscal year compared to the prior year.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flow provided from our operations and our revolving credit facility. Cash flow provided by operations for the fiscal years ended July 31, 2007, 2006 and 2005 were $24.6 million, $15.5 million and $14.5 million, respectively. We used this cash flow to fund working capital requirements and capital expenditures, repurchase common stock of the Company and repay bank borrowings.
     Higher working capital requirements used $0.5 million of operating cash flow for the year ended July 31, 2007 compared to using $2.0 million and $3.0 million of operating cash flow in fiscal 2006 and 2005, respectively.
     During FY 2006 and 2007, the Board of Directors authorized management to repurchase up to $38 million of the Company’s common stock. The Company repurchased 1,219,500 ($21.5 million) and 621,500 shares ($14.9 million), respectively. On September 19, 2007, the Board of Directors authorized management to purchase an additional $20 million of Company stock. The Company intends to purchase additional common shares from time to time using available cash or temporary borrowings from its revolving credit facility at prices acceptable to the Company.
     During the fiscal years ended July 31, 2007, 2006 and 2005, the Company spent approximately $5.0 million, $2.2 million and $2.4 million, respectively, on capital expenditures. These expenditures primarily related to improvements in technology infrastructure to support the Company’s operations and in FY 2007, lessor financed leasehold improvements. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
     Our current revolving credit facility was initially established in 2004 and last amended in July 2007. The credit facility has no scheduled principal payments; however, the maturity date is currently extended to July 31, 2009. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. On July 31, 2007, the Revolving Credit Facility was amended to permit treasury stock purchases not to exceed $20 million in aggregate amount during any fiscal year. Previously, stock repurchases were limited to a total of $35 million.
     During FY 2005 and FY 2007, the Company used $10 million and $0.9 million, respectively, of cash flow from operations to repay outstanding borrowings under the bank credit facility. The Company temporarily borrowed $0.9 million in FY 2006 to fund share repurchases. At July 31, 2007, there were $5.2 million letters of credit issued but no outstanding borrowings under the revolving credit agreement..
        .
     The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Compliance Area	Covenant	Level at July 31, 2007
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.19 to 1.00
Total indebtedness	$20 million, including LOC’s	$5.2 million
Letters of credit sublimit	$7.5 million	$5.2 million
Maximum treasury stock purchases in any one (1) year	$20 million	$14.9 million
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	1.83 to 1.00
     Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations, capital requirements and common stock repurchases.
Contractual Obligations
     The following table sets forth the Company’s contractual commitments as of July 31, 2007 for the periods indicated (in thousands):

		Less than
	Total	1 year	1 - 3 years	3 - 5 years	Thereafter

Total	$32,686	$9,877	$13,903	$6,117	$2,790

     The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $525,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.0 million and $3.5 million. As of July 31, 2007 the Company had outstanding letters of credit totaling $5.2 million.
Income Taxes
     The provision for income taxes was $8.6 million in fiscal 2007 compared to $7.6 million and $7.0 million in the years ended July 31, 2006 and 2005, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carryforwards and foreign tax credits, and other expenses that are non-deductible for tax purposes.
     During the year ended July 31, 2007, the Company repatriated approximately $3.6 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset substantially all of the U.S. income tax liability arising from the dividends with foreign tax credits. The Company utilized substantially all of its available NOL’s during the 2004 and 2005 fiscal years and all of its foreign tax credits in fiscal year 2007.
Inflation
     The Company believes that it is experiencing some inflationary impacts from the rapid rise in fuel prices and will, along with other segments of the economy, experience further impacts of inflation in the form of utility cost and other cost increases. However, such inflationary pressures have not had a material effect on the Company’s results of operations for fiscal 2007. There can be no assurance the Company’s business will not be affected by inflation in the future.
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
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 had no material impact on its consolidated financial statements.
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
     In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial

Assets and Financial Liabilities — Including an Amendment of FASB Statement No 115.” This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. The fair value option (a) may be applied instrument by instrument, (b) is irrevocable, and (c) is applied to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes the adoption of SFAS No. 159 will have no material impact on its consolidated financial statements.
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
     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $15.7 million and a decrease in net income of approximately $0.9 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
Interest Rate Exposure
     The Company has no interest rate protection arrangements in effect at the present time. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a). Evaluation of disclosure control and procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the Company’s fiscal year. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See Index to Consolidated Financial Statements on page F-1.
(b) Exhibits
Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.
(c) Financial Statement Schedules
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
Ray E. Schmitz, Vice-President and Chief Financial Officer
Dated: October 12, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 12, 2007.

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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2007.
Dynamex Inc.’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report dated October 5, 2007 on the effectiveness of Dynamex Inc.’s internal control over financial reporting. That report is included herein.

/s/ Richard K. McClelland	/s/ Ray E. Schmitz

Richard K. McClelland Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	Ray E. Schmitz Vice President, Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 1 to the consolidated financial statements, effective August 1, 2005, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007, and our report dated October 5, 2007, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
October 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the internal control over financial reporting maintained by Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the COSO criteria..
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. Our report dated October 5, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
October 5, 2007

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2007 and 2006
(in thousands, except per share data)

	2007	2006

ASSETS
CURRENT
Cash and cash equivalents	$8,857	$6,058
Accounts receivable (net of allowance for doubtful accounts of $866 and $676, respectively)	42,649	36,425
Income taxes receivable	1,092	1,803
Prepaid and other current assets	3,559	2,689
Deferred income taxes	3,136	2,322

Total current assets	59,293	49,297

PROPERTY AND EQUIPMENT — net	8,495	5,967
GOODWILL	47,613	46,934
INTANGIBLES — net	326	390
DEFERRED INCOME TAXES	1,398	5,580
OTHER	3,915	2,357

Total assets	$121,040	$110,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$15,426	$11,168
Accrued liabilities	21,679	19,240

Total current liabilities	37,105	30,408

LONG-TERM DEBT	—	905
OTHER LONG-TERM LIABILITIES	2,526	—

Total liabilities	39,631	31,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,145 and 10,638 outstanding, respectively	101	106
Additional paid-in capital	45,671	58,514
Retained earnings	31,122	16,160
Accumulated other comprehensive income:
Cumulative translation adjustment	4,515	4,432

Total stockholders’ equity	81,409	79,212

Total liabilities and stockholders’ equity	$121,040	$110,525

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2007, 2006 and 2005
(in thousands except per share data)

	2007	2006	2005

Sales	$413,774	$358,374	$321,103

Cost of sales:
Purchased transportation	270,804	233,084	206,316
Other direct costs	33,535	26,227	25,707

Cost of sales	304,339	259,311	232,023

Gross profit	109,435	99,063	89,080

Selling, general and administrative expenses:
Salaries and employee benefits	58,420	53,707	47,606
Other	26,921	23,418	21,443

Selling, general and administrative expenses	85,341	77,125	69,049

Depreciation and amortization	2,357	1,931	1,648
(Gain) loss on disposal of property and equipment	(20)	1	(21)

Operating income	21,757	20,006	18,404

Interest expense	299	295	466
Other income, net	2,079	275	226

Income before income taxes	23,537	19,986	18,164

Income taxes	8,575	7,594	6,979

Net income	$14,962	$12,392	$11,185

Basic earnings per common share	$1.41	$1.12	$0.97

Diluted earnings per common share	$1.39	$1.11	$0.95

Weighted average shares:
Common shares outstanding	10,612	11,057	11,544
Adjusted common shares — assuming exercise of stock options	10,738	11,197	11,804
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2007, 2006 and 2005
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE AT JULY 31, 2004	11,435	$114	$75,309	$(7,417)	$1,304	$69,310
Issuance of common stock, including tax benefit of $317	177	2	1,428			1,430
Stock option compensation			459			459
Net income				11,185		11,185
Unrealized foreign currency translation adjustment					1,512	1,512

Total comprehensive income						12,697

BALANCE AT JULY 31, 2005	11,612	116	77,196	3,768	2,816	83,896

Issuance of common stock, including tax benefit of $1,044	245	3	2,126			2,129
Stock option compensation			717			717
Treasury stock purchase and retirement	(1,219)	(13)	(21,525)			(21,538)
Net income				12,392		12,392
Unrealized foreign currency translation adjustment					1,616	1,616

Total comprehensive income						14,008

BALANCE AT JULY 31, 2006	10,638	106	58,514	16,160	4,432	79,212

Issuance of common stock, including tax benefit of $142	128	1	1,244			1,245
Stock option compensation			771			771
Treasury stock purchase and retirement	(621)	(6)	(14,858)			(14,864)
Net income				14,962		14,962
Unrealized foreign currency translation adjustment					83	83

Total comprehensive income						15,045

BALANCE AT JULY 31, 2007	10,145	$101	$45,671	$31,122	$4,515	$81,409

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$14,962	$12,392	$11,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,357	1,931	1,648
Amortization of deferred bank financing fees	28	24	59
Provision for losses on accounts receivable	499	695	531
Stock option compensation	771	717	459
Deferred income taxes	3,368	1,716	3,652
Lessor financed leasehold improvements	1,997	—	—
Non-cash rent expense	860	—	—
(Gain) loss on disposal of property and equipment	(19)	1	(21)
Changes in current operating assets and liabilities:
Accounts receivable	(6,722)	(5,417)	(4,879)
Prepaids and other current assets	(105)	(1,377)	(929)
Accounts payable and accrued liabilities	6,589	4,837	2,812

Net cash provided by operating activities	24,585	15,519	14,517

INVESTING ACTIVITIES
Purchase of property and equipment	(4,961)	(2,193)	(2,423)
Cash payment for acquisition	—	—	(100)
Net proceeds from disposal of property and equipment	—	—	28
Purchase of investments	(278)	(160)	(358)

Net cash used in investing activities	(5,239)	(2,353)	(2,853)

FINANCING ACTIVITIES
Principal payments on long-term debt	(5)	(3)	(2)
Net (payments) receipts under line of credit	(900)	900	(10,000)
Proceeds from stock option exercise	1,103	1,084	1,113
Tax benefit realized from exercise of stock options	142	1,044	317
Purchase and retirement of treasury stock	(14,864)	(21,538)	—
Other assets and deferred financing fees	(1,212)	(964)	(2)

Net cash used in financing activities	(15,736)	(19,477)	(8,574)

EFFECT OF EXCHANGE RATES ON CASH	(811)	691	661

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,799	(5,620)	3,751
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,058	11,678	7,927

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,857	$6,058	$11,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$262	$304	$506

Cash paid for taxes	$5,226	$6,910	$2,872

See accompanying notes to the consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business — Dynamex Inc. and Subsidiaries (the “Company” or “Dynamex”) provide same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet outsourcing and facilities management.

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
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2007 and 2006, the net book value of capitalized software costs was $2,291 and $2,141, respectively. Amortization expense related to capitalized software was $737, $626 and $414 in fiscal years 2007, 2006 and 2005, respectively.
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
The Company’s customers are not concentrated in any specific geographic region or industry. During the years ended July 31, 2007, 2006 and 2005, sales to Office Depot, Inc. represented approximately 14.2%, 10.6% and 9.8%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 28%, 25% and 24% of the Company’s consolidated sales for the year ended July 31, 2007, 2006 and 2005, respectively.
A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 38%, 36% and 33% of the Company’s sales, respectively, were generated in Canada. See Note 14 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
Office Depot represented approximately 10.5% of the net accounts receivable at July 31, 2007 compared to 13% at July 31, 2006. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Goodwill and intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, performs a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2007. Based on this test, no impairment was indicated. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2007, 2006 and 2005 totaled $32, $76 and $34, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $42 for the year 2008, and $19 thereafter.
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
Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and aging category. If the financial condition of the Company’s customers were to deteriorate, thus impairing their ability to make required payments, additional allowances may be required. The Company’s allowance at July 31, 2007 is approximately 2.0% of outstanding accounts receivable compared to approximately 1.8% at July 31, 2006.
Financial instruments — Carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.
Financing costs — During the fiscal years ended July 31, 2007, 2006, and 2005, the Company capitalized $3, $3 and $2, respectively of costs incurred in connection with debt financings and amendments (See Note 6 of Notes to the Consolidated Financial Statements). These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $32 in 2007, $24 in 2006 and $59 in 2005.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2007 and 2006 amount to $1,381 and $581, respectively.
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

The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006, and 2005, respectively: dividend yield of 0% for all years; expected volatility of 44%, 51%, and 70%; risk-free interest rate of 4.6%, 4.3%, and 4.2%, and expected lives of an average of 5.3 years for options granted to employees and of 7.7 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2007, 2006 and 2005 was $11.97, $8.82 and $10.02, respectively.
As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2007, 2006 and 2005 amounted to $771, $717 and $459, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2007, the anticipated effect on net income for fiscal 2008, net of taxes, will be approximately $530.
Net income per share — Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period determined using the treasury stock method. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 8, 20 and 10 shares of common stock at July 31, 2007, 2006 and 2005, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.
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
New accounting pronouncements — In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company will adopt FIN 48 on August 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 had no material impact on its consolidated financial statements.
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
In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No 115.” This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. The fair value option (a) may be applied instrument by instrument, (b) is irrevocable, and (c) is applied to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes the adoption of SFAS No. 159 will have no material impact on its consolidated financial statements.
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

	Years Ended July 31,
	2007	2006	2005

Net income	$14,962	$12,392	$11,185

Weighted average common shares outstanding	10,612	11,057	11,544
Common share equivalents related to options	126	140	260

Common shares and common share equivalents	10,738	11,197	11,804

Basic earnings per common share	$1.41	$1.12	$0.97

Diluted earnings per common share	$1.39	$1.11	$0.95

3.	INTANGIBLES

Intangibles consist of the following:

	July 31,
	2007	2006
Carrying amount:
Deferred bank financing fees	$132	$129
Customer lists	92	80
Trademarks	470	470

	694	679

Less accumulated amortization:
Deferred bank financing fees	(123)	(95)
Customer lists	(78)	(45)
Trademarks	(167)	(149)

	(368)	(289)

Intangibles — net	$326	$390

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	2007	2006

Equipment	$18,621	$17,366
Software	8,592	7,680
Furniture	2,030	2,433
Vehicles	567	545
Leasehold improvements	4,948	2,809
Other	1	6

	34,759	30,839
Less accumulated depreciation	(26,264)	(24,872)

Property and equipment — net	$8,495	$5,967

Depreciation expense included in the accompanying consolidated statements of operations for the years ended July 31, 2007, 2006 and 2005 was $2,306, $1,879 and $1,614, respectively.
5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 31,
	2007	2006

Salaries and wages	$3,816	$4,626
Independent contractor settlements	5,870	4,695
Workers’ compensation estimated claims	1,711	1,486
Auto liability estimated claims	2,234	1,109
Vacation	2,400	2,058
Interest	—	7
Deferred revenue	177	235
Taxes — other	1,100	930
Other	4,371	4,094

Total accrued liabilities	$21,679	$19,240

6.	LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consist of the following:

	July 31,
	2007	2006

Revolving credit facility (a)	$—	$900
Other long-term liabilties (b)	2,526	5

Total long-term debt	$2,526	$905

a)	Revolving Credit Agreement
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

Effective October 31, 2005, the Revolving Credit Facility was amended to eliminate stock acquisitions of up to $25 million from the fixed charge coverage ratio calculation. On November 10, 2005, the Revolving Credit Facility was increased from $15 million to $20 million to accommodate temporary borrowings to fund the stock repurchase program. On July 21, 2006, the Revolving Credit Facility was amended to extend the maturity date to July 31, 2009, to permit aggregate treasury stock purchases up to $35 million, and to eliminate the requirement to maintain a specified amount of minimum stockholders’ equity. On October 5, 2006, the Revolving Credit Facility was amended to change the sublimit of the authorized letters of credit from $5.5 million to $7.5 million. On July 31, 2007, the Revolving Credit Facility was amended to permit treasury stock purchases not to exceed $20 million in aggregate amount during any fiscal year. At July 31, 2007, there were no borrowings under the credit agreement; letters of credit totaling $5.2 million were outstanding.
b)	Capital leases
In connection with the acquisition of certain property the Company has capitalized certain leases which were repaid in 2007. The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.
7.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.

At July 31, 2007, minimum annual lease payments for such operating leases are as follows:

2008	$9,877
2009	7,814
2010	6,088
2011	3,982
2012	2,135
Thereafter	2,790

$32,686

Rent expense related to operating leases amounted to approximately $17,855, $14,350, and $12,318 for the years ended July 31, 2007, 2006 and 2005, respectively.

The Company has entered into an employment agreement with its CEO which provides for the payment of a base salary in the annual amount of $400, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.0 million and $3.5 million.

CONTINGENCIES

The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The assessment has been paid, and the Company has filed a Refund Claim.

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

On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007. During the summer of 2007, Plaintiff associated additional counsel for the Appeal. Plaintiff requested and was granted a 30 day extension to August 27, 2007, in which to file his Opening Brief. An additional 30 day extension was granted on August 27th, extending the time to September 26th. The Company’s answering brief will be due 30 days after the Opening brief is filed. Plaintiff will have 30 days following that in which to file a rebuttal brief. Thereafter the Court will schedule an Oral hearing, most likely in the early months of 2008.

We believe that the Company’s independent contractor owner-operator drivers are properly classified as independent contractors and intend to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
8.	INCOME TAXES

The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2007	2006	2005

Canada	$10,547	$7,857	$6,135
United States	12,990	12,129	12,029

	$23,537	$19,986	$18,164

The provision for income tax expense consisted of the following:

	Years ended July 31,
	2007	2006	2005

Current tax expense:
Canada	$1,641	$2,784	$2,091
United States — Federal	2,935	2,578	519
United States — States	631	517	717

Total current tax expense	5,207	5,879	3,327

Deferred tax expense:
Canada	50	14	64
United States — Federal	3,021	1,148	3,426
United States — States	297	553	162

Total deferred tax expense	3,368	1,715	3,652

Total income tax provision	$8,575	$7,594	$6,979

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

	July 31,
	2007	2006

Deferred tax asset:
Allowance for doubtful accounts	$254	$197
Amortization of intangibles	1,745	3,908
Accrued vacation	637	544
Accrued liabilities and other	2,120	1,581
Stock option expense	396	335
Deferred compensation	424	303
Charitable contribution carryover	—	8
Foreign tax credit carryforward	—	3,608
WOTC tax credit carryforward	125	—
Capitalized start-up costs	35	—

Total deferred tax benefits	5,736	10,484
Less valuation allowance	—	(1,724)

Net deferred tax asset	5,736	8,760

Deferred tax liability:
Fixed assets	(1,202)	(858)

Total deferred tax liability	(1,202)	(858)

Net deferred tax asset	$4,534	$7,902

Financial statements:

Current deferred tax asset	$3,136	$2,322

Non-current deferred tax asset	$1,398	$5,580

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.

During the year ended July 31, 2007, the Company repatriated approximately $3.6 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset substantially all the U.S. income tax liability arising from the dividends with foreign tax credits. The Company had an estimated unused foreign tax credit carryforward of $3.6 million as of July 31, 2006. This carryforward was available to offset future United States federal income taxes on foreign source income. At July 31, 2006 the Company established a valuation allowance of approximately $1.7 million to reduce the value of its foreign tax credit carryforwards to estimated realizable value. At July 31, 2007 the Company has utilized all of its foreign tax credit carryforwards.

The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2007. Such earnings are intended to be reinvested indefinitely.

Total income tax expense was $8.6 million, 36.4% of income before taxes in the current fiscal year compared to $7.6 million, 38.0% of income before taxes in fiscal year 2006. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues as shown in Footnote 13 below, income tax expense would have been approximately $8.2 million, 36.9% of income before taxes. The current year tax rate includes the impact of the new Texas margin tax, “true-up” of estimated state income taxes based on actual returns for tax year 2006 and a slightly lower effective income tax rate in Canada.

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2007	2006	2005

Income taxes at statutory rate	$8,003	$6,995	$6,176

Effect on taxes resulting from:
State taxes	928	823	879
Impact on NY State net operating loss carryforward from merging subsidiary	—	248	—
Foreign taxes (refunds)	(1,971)	314	245
(Increase) decrease in foreign tax credit	3,608	(1,504)	(538)
Increase (decrease) in valuation allowance	(1,724)	430	540
Other (including permanent differences)	(269)	288	(323)

	$8,575	$7,594	$6,979

9.	RESERVE FOR DOUBTFUL ACCOUNTS

The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Additions Charges		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Deductions	Year

Fiscal year ended:
July 31, 2007	$676	$499	$309	$866
July 31, 2006	767	695	786	676
July 31, 2005	751	531	515	767
10.	STOCK OPTION PLAN

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

Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. During the years ended July 31, 2007, 2006 and 2005, the Company recognized $771, $717 and $459 of stock based compensation.

Effective August 1, 2005, we adopted SFAS No. 123(R) (see Note 1 for a discussion of the limited effects of such change, principally in the disclosure requirements).

Stock option activity during the year ended July 31, 2007, is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Number of shares under option:
Outstanding at beginning of year	472,850	$8.68
Granted	163,500	21.73
Exercised	(125,550)	8.79
Forfeited	(25,750)	18.54

Outstanding at end of year	485,050	15.47

Exercisable at end of year	209,050	11.09

Nonvested stock option activity during the year ended July 31, 2007, is as follows:

		Weighted Avg.
	Number of	Grant Date
	Shares	Fair Value
Number of nonvested shares:
Nonvested at beginning of year	215,300	$8.18
Granted	163,500	11.97
Vested	(83,500)	7.50
Forfeited	(19,300)	9.81

Nonvested at end of year	276,000	10.52

The following table summarizes information about stock options outstanding at July 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise Prices	Shares	Rem. Life (Yrs)	Exercise Price	Shares	Rem. Life (Yrs)	Exercise Price

$1.40 - 10.00	67,900	4.62	$2.31	67,900	4.62	$2.31
$10.01 - 12.00	23,250	0.62	11.34	23,250	0.62	11.34
$12.01 - 14.00	120,900	6.87	13.87	70,900	6.85	13.79
$14.01 - 19.00	96,000	8.17	16.63	22,000	7.97	17.07
$19.01 -26.00	177,000	9.14	21.51	25,000	8.93	21.78

	485,050	7.34	$15.47	209,050	5.80	$11.09

At July 31, 2007, the aggregate intrinsic value (i.e., the difference in market price of $24.02 and the exercise price to be paid by the optionee) of stock options outstanding was $4.2 million. The aggregate intrinsic value of exercisable stock options at that date was $2.7 million.
At July 31, 2007, the total future compensation cost related to non-vested stock options not yet recognized in the statement of income was $2.2 million and the weighted average period over which these awards are expected to be recognized was 1.8 years. Of that total, $685, $674, $440, $315 and $57 will be recognized in 2008, 2009, 2010, 2011 and 2012, respectively.

The following table summarizes information about options granted, options exercised and options becoming exercisable during the years shown:

	Years ended July 31,
	2007	2006	2005
Weighted average grant date fair value for options granted	$11.97	$8.82	$10.02

Total Intrinsic value of shares underlying options:
Options exercised	$1.9 million	$3.6 million	$2.1 million
Options becoming exercisable	$1.0 million	$0.8 million	$1.0 million
11.	REPURCHASE OF EQUITY SECURITIES

During fiscal year 2006 and 2007, the Board of Directors authorized the Company to purchase up to $38 million of Dynamex Inc. common stock on the open market. Through July 31, 2007, the Company had repurchased a total of 1,841 shares at an average price of $19.77 per share for a total dollar cost of $36,402. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. On September 19, 2007, the Board of Directors approved the addition of $20 million to the total authorized repurchase amount. The Company intends to purchase additional common shares from time to time using available cash or temporary borrowings from its revolving credit facility at prices acceptable to the Company.
12.	EMPLOYEES’ DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company made 401K matched contributions of $138 for 2007. The Company did not make any discretionary contributions to the Plan during the years ended July 31, 2006 and 2005.
13.	OTHER INCOME

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

	Year ended
	July 31,
	2007	2006

Transfer pricing impact on the year ended:

Income before income taxes — As reported	$23,537	$19,986

Income from transfer pricing (foreign exchange gain and interest income)	1,362	—

Income before income taxes — Excluding transfer pricing effects	$22,175	$19,986

Income taxes — As reported	$8,575	$7,594

Income tax effects (foreign exchange gain, interest income and intercompany services)	390	—

Income taxes — Excluding transfer pricing effects	$8,185	$7,594

Net income — As reported	$14,962	$12,392

Net income — Excluding transfer pricing effects	$13,990	$12,392

Net income from the transfer pricing transactions	$972	$—

Earnings per share:
Basic — As reported	$1.41	$1.12
Transfer pricing adjustment	0.09	—

Basic — Excluding transfer pricing effects	$1.32	$1.12

Fully diluted — As reported	$1.39	$1.11
Transfer pricing adjustment	0.09	—

Basic — Excluding transfer pricing effects	$1.30	$1.11

14.	GEOGRAPHIC AREA INFORMATION

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

The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2007, 2006 and 2005:

	United
	States	Canada	Total
2007
Sales	$257,025	$156,749	$413,774
Operating income	9,896	11,861	21,757
Identifiable assets	91,334	29,706	121,040
Goodwill, net	36,111	11,502	47,613
Capital expenditures	4,579	382	4,961
Depreciation and amortization	2,079	278	2,357
Amortization of deferred bank financing fees	28	—	28

2006
Sales	$230,768	$127,606	$358,374
Operating income	10,376	9,630	20,006
Identifiable assets	78,760	31,765	110,525
Goodwill, net	36,111	10,823	46,934
Capital expenditures	1,860	333	2,193
Depreciation and amortization	1,670	261	1,931
Amortization of deferred bank financing fees	24	—	24

2005
Sales	$213,718	$107,385	$321,103
Operating income	10,899	7,505	18,404
Identifiable assets	75,817	33,658	109,475
Goodwill, net	36,111	9,977	46,088
Capital expenditures	2,200	223	2,423
Depreciation and amortization	1,388	260	1,648
Amortization of deferred bank financing fees	59	—	59

15.	QUARTERLY DATA (Unaudited)
Summarized quarterly financial data for 2007 and 2006 is as follows (in thousands except per share amounts and business days):

	Quarter Ended
	October 31,	January 31,		April 30,	July 31,
2007
Sales	$100,615	$100,988		$103,526	$108,644
Gross proft	26,927	26,175		27,261	29,071
Net income	3,649	3,722	(1)	3,487	4,105

Net income per share:
Basic	0.34	0.35	(1)	0.33	0.39
Assuming dilution	0.34	0.35	(1)	0.32	0.38

Average shares outstanding	10,601	10,602		10,643	10,605

Number of business days	64	62		62	64

2006
Sales	$90,569	$86,346		$86,916	$94,543
Gross proft	24,392	23,762		24,466	26,443
Net income	3,181	2,686		3,212	3,313

Net income per share:
Basic	0.28	0.24		0.29	0.31
Assuming dilution	0.27	0.24		0.29	0.31

Average shares outstanding	11,543	11,108		10,915	10,657

Number of business days	64	62		62	64

(1)	Includes net income of $972, $0.09 per basic and fully diluted earnings per share, resulting from resolution of cross-border transfer pricing issues, a foreign currency transaction gain and interest income. See Note 13 of the Notes to Consolidated Financial Statements for additional information.

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1(2)	—	Restated Certificate of Incorporation of Dynamex Inc.

3.2(3)	—	Bylaws, as amended and restated, of Dynamex Inc.

10.1(4)	—	Amendment No. 2 to Employment Agreement of Richard K. McClelland.

10.1(1)	—	Offer of Employment Agreement to Maurice Levy dated June 5, 2007, effective July 9, 2007.

10.2(3)	—	Dynamex Inc. Amended and Restated 1996 Stock Option Plan.

10.3(2)	—	Marketing and Transportation Services Agreement, between Purolator Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November 20, 1995.

10.4(2)	—	Form of Indemnity Agreements with Executive Officers and Directors.

10.14(5)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.

10.14(6)	—	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14(7)	—	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.

10.14(7)	—	Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

10.14(8)	—	Fourth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14(9)	—	Fifth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated October 5, 2006.

10.14(1)	—	Sixth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated July 31, 2007.

11.1	—	Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1(8)	—	Subsidiaries of the Registrant.

23.1(1)	—	Consent of BDO Seidman, LLP.

31.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

31.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

32.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

E-1

(6)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2006, and incorporated herein by reference.

E-2