Form 10-Q
period 2007-10-31
DYNAMEX INC
filed 2007-12-07
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 30, 2007 was 10,226,241 shares.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31,	July 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$4,999	$8,857
Accounts receivable (net of allowance for doubtful accounts of $867 and $866, respectively)	51,099	42,649
Income taxes receivable	1,465	1,092
Prepaid and other current assets	2,546	3,559
Deferred income taxes	3,115	3,136

Total current assets	63,224	59,293

PROPERTY AND EQUIPMENT — net	8,789	8,495
GOODWILL	49,145	47,613
INTANGIBLES — net	705	326
DEFERRED INCOME TAXES	866	1,398
OTHER	4,534	3,915

Total assets	$127,263	$121,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable trade	$10,167	$15,426
Accrued liabilities	25,032	21,679

Total current liabilities	35,199	37,105

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	2,477	2,526

Total liabilities	37,676	39,631

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,225 and 10,145 outstanding, respectively	102	101
Additional paid-in capital	46,679	45,671
Retained earnings	35,116	31,122
Accumulated other comprehensive income:
Cumulative translation adjustment	7,690	4,515

Total stockholders’ equity	89,587	81,409

Total liabilities and stockholders’ equity	$127,263	$121,040

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended
	October 31,
	2007	2006
Sales	$111,752	$100,615

Cost of sales:
Purchased transportation	73,922	65,832
Other direct costs	8,125	7,856

Cost of sales	82,047	73,688

Gross profit	29,705	26,927

Selling, general and administrative expenses:
Salaries and employee benefits	16,073	14,081
Other	6,587	6,447

Selling, general and administrative expenses	22,660	20,528

Depreciation and amortization	671	592
(Gain) loss on disposal of property and equipment	(10)	8

Operating income	6,384	5,799

Interest expense	79	111
Other income, net	(100)	(92)

Income before income taxes	6,405	5,780

Income taxes	2,411	2,131

Net income	$3,994	$3,649

Basic earnings per common share:	$0.39	$0.34

Diluted earnings per common share:	$0.39	$0.34

Weighted average shares:
Common shares outstanding	10,174	10,601
Adjusted common shares — assuming exercise of stock options	10,283	10,755
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	October 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,994	$3,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	671	592
Amortization of deferred bank financing fees	8	6
Provision for losses on accounts receivable	151	156
Stock option compensation	175	149
Deferred income taxes	552	209
Lessor financed leasehold improvements	—	1,162
Non-cash rent expense	15	229
Loss on disposal of property and equipment	(9)	8
Changes in current operating assets and liabilities:
Accounts receivable	(8,601)	(6,319)
Prepaids and other current assets	640	424
Accounts payable and accrued liabilities	(1,908)	(432)

Net cash used in operating activities	(4,312)	(167)

INVESTING ACTIVITIES
Purchase of property and equipment	(809)	(1,579)
Acquisition of customer lists	(415)	—
Purchase of investments	(173)	(166)

Net cash used in investing activities	(1,397)	(1,745)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1)
Net borrowings under line of credit	—	2,900
Proceeds from stock option exercise	767	135
Tax benefit realized by exercise of stock options	67	39
Purchase and retirement of treasury stock	—	(1,094)
Other assets and deferred financing fees	(353)	(905)

Net cash provided by financing activities	481	1,074

EFFECT OF EXCHANGE RATES ON CASH	1,370	134

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,858)	(704)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,857	6,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,999	$5,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$48	$98

Cash paid for taxes	$2,314	$962

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Polices
Description of Business – Dynamex Inc. (the “Company” or “Dynamex”) provides same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet outsourcing and facilities management.
Basis of presentation – The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2007 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2007.
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2007, the results of its operations for the three month periods ended October 31, 2007 and 2006, and cash flows for the three month periods ended October 31, 2007 and 2006. The tax provisions for the three month periods ended October 31, 2007 and 2006 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations – The Company’s customers are not concentrated in any specific geographic region or industry. During the three months ended October 31, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.2% and 13.0%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.6% and 25.4% of the Company’s consolidated sales for the three months ended October 31, 2007 and 2006, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2007, Canadian revenues accounted for approximately 37.8% of total consolidated revenue, compared to 36.4% for the same period in 2006. The exchange rate between the Canadian dollar and the U.S. dollar increased 10.2% in the three month period ended October 31, 2007 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2007 would have accounted for 35.6% of total sales.
Office Depot represented approximately 10.3% of the net accounts receivable at October 31, 2007. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets – Recoverable contract contingency costs – The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at October 31, 2007 amount to $1,361 compared to $1,381 at July 31, 2007.
Other long-term liabilities – During July 2006 the Company entered into a new lease for its U.S. corporate headquarters. This lease agreement contains tenant improvement allowances and rent escalation clauses. The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.

DYNAMEX INC.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three months ended October 31, 2007 and 2006 was as follows:

	Three months ended
	October 31,
	2007	2006
Net income	$3,994	$3,649

Unrealized gains (losses) on investments	92	(12)
Foreign currency translation gains	3,083	127

Comprehensive income	$7,169	$3,764

3. Intangibles – net
At October 31, 2007, intangibles and related amortization expense for the three months ended October 31, 2007 and 2006 consisted of the following:

				Amortization Expense
		Accumulated		Three months ended October 31,
	Asset	Amortization	Net	2007	2006
Deferred bank financing fees	$132	$(130)	$2	8	6

Customer lists	507	(102)	405	23	8

Trademarks and other	470	(172)	298	5	5

Total	$1,109	$(404)	$705	$36	$19

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

DYNAMEX INC.

	Three months ended
	October 31,
	2007	2006
Net income	$3,994	$3,649

Weighted average common shares outstanding	10,174	10,601

Common share equivalents related to options	109	154

Common shares and common share equivalents	10,283	10,755

Net income per common share:
Basic	$0.39	$0.34

Diluted	$0.39	$0.34

5. Repurchase of Equity Securities
During fiscal years 2006 and 2007, the Board of Directors authorized the Company to purchase up to $38 million of Dynamex Inc. common stock on the open market. Through October 31, 2007, the Company had repurchased a total of 1,841 shares at an average price of $19.77 per share for a total dollar cost of $36,402. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. On September 19, 2007, the Board of Directors approved the addition of $20 million to the total authorized repurchase amount. The Company intends to purchase additional common shares from time to time using available cash or temporary borrowings from its revolving credit facility at prices acceptable to the Company. During the three months ended October 31, 2007, the Company did not purchase any Dynamex Inc. common stock on the open market.
6. Contingencies
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The Company is pursuing an administrative appeal of the denial of its Refund Claim.
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
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The Plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007. During the summer of 2007, Plaintiff associated additional counsel for the Appeal. Plaintiff requested and was granted various extensions in which to file his

DYNAMEX INC.
Opening Brief. The Brief was filed on October 18, 2007. A Stipulation between the parties has given Dynamex until January 11, 2008, to file its answering brief. Plaintiff will have 30 days following that in which to file a rebuttal brief. Thereafter the Court will schedule an Oral hearing.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint seeks relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages. The truck leasing claims seek unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted. Injunctive relief to prevent further violations is sought.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation.  Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
7. Income Taxes
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2007, Canadian revenues accounted for approximately 37.8% of total consolidated revenue, compared to 36.4% for the same period in 2006. The exchange rate between the Canadian dollar and the U.S. dollar increased 10.2% in the three month period ended October 31, 2007 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2007 would have accounted for 35.6% of total sales.
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
Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, bad debts, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and more than 99% are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that delivery personnel are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
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
During the three months ended October 31, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.2% and 13.0%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.6% and 25.4% of the Company’s consolidated sales for the three months ended October 31, 2007 and 2006, respectively.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally

DYNAMEX INC.
accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2007. As of, and for the three month period ended October 31, 2007, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurement,” This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the effect of this pronouncement, but does not expect the impact on our consolidated financial statements to be material.
In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115.” This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. The fair value option (a) may be applied instrument by instrument, (b) is irrevocable, and (c) is applied to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes the adoption of SFAS No. 159 will have no material impact on its consolidated financial statements.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

DYNAMEX INC.

	Three months ended
	October 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales:
Purchased transportation	66.1%	65.4%
Other direct costs	7.3%	7.8%

Cost of sales	73.4%	73.2%

Gross profit	26.6%	26.8%

Selling, general and administrative expenses:
Salaries and employee benefits	14.4%	14.0%
Other	5.9%	6.4%

Selling, general and administrative expenses	20.3%	20.4%

Depreciation and amortization	0.6%	0.6%
Loss on disposal of property and equipment	0.0%	0.0%

Operating income	5.7%	5.8%

Interest expense	0.1%	0.1%
Other income, net	-0.1%	-0.1%

Income before income taxes	5.7%	5.8%

Income taxes	2.2%	2.1%

Net income	3.5%	3.7%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	October 31,
	2007		2006
Sales by service type:
On demand	37,261	33.3%	36,525	36.3%
Scheduled/distribution	36,493	32.7%	31,657	31.5%
Outsourcing	37,998	34.0%	32,433	32.2%

Total sales	$111,752	100.0%	$100,615	100.0%

Sales by country:
United States	$69,483	62.2%	$63,962	63.6%
Canada	42,269	37.8%	36,653	36.4%

Total sales	$111,752	100.0%	$100,615	100.0%

Three months ended October 31, 2007 compared to three months ended October 31, 2006
Net income for the three months ended October 31, 2007 was $4.0 million ($0.39 per fully diluted share) compared to $3.6 million ($0.34 per fully diluted share) for the three months ended October 31, 2006.
Sales for the three months ended October 31, 2007 were $112 million, an 11.1% increase over the same period in 2006. The average conversion rate between the Canadian dollar and the U.S. dollar increased 10.2% compared to the prior year quarter, which had the effect of increasing sales for the three months ended October 31, 2007 by approximately $3.9 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 0.4% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, was approximately 6.8% this quarter. U.S. sales increased approximately 8.6% and Canadian sales, in Canadian dollars, increased approximately 4.7% this quarter compared to last year.
Cost of sales for the three months ended October 31, 2007 increased $8.4 million, or 11.3%, to $82.0 million from $73.7 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.4% for the three months ended October 31, 2007, slightly higher than the 73.2% for the same period in the prior year. The increase is principally attributable to the continuing change in business mix as on-demand sales represented 33.3% of sales this year compared to 36.3% last year.
SG & A expenses for the three months ended October 31, 2007 increased $2.1 million, or 10.4%compared to the same quarter last year. As a percentage of sales, SG & A expenses were 20.3% in the current year compared to 20.4% in the prior year. Approximately $2.0 million of the dollar increase is attributable to the impact of additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage. As the core growth rate accelerates above the current level, management expects to realize additional leverage from its relatively fixed cost infrastructure.
For the three months ended October 31, 2007, depreciation and amortization was $671,000 compared to $592,000 for the same period in the prior year. The increase is primarily attributable to lessor financed leasehold improvements that occurred during fiscal year 2007. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Interest expense for the three months ended October 31, 2007 was $79,000, $32,000 below the prior year period. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 37.6% for the current quarter compared to 36.9% for the prior year. The prior year quarter includes an adjustment of approximately $100,000 to deferred income tax expense related to the

DYNAMEX INC.
reduction in future Canadian income tax rates. Management expects the effective income tax rate to be at or below 38% of pre-tax income for the remainder of this fiscal year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and our bank revolving credit facility. Net cash used in operating activities was $4.3 million for the three months ended October 31, 2007 compared to $167,000 for the same period in 2006. The additional requirement this year resulted from higher working capital requirements to fund the increase in accounts receivable and reductions in current liabilities and lessor financed leasehold improvements included in the prior year period. Of the $8.5 million increase in accounts receivable at October 31, 2007, compared to July 31, 2007, $3.1 million is attributable to the growth in sales, $2.4 million is due to difference in the conversion rate between the Canadian and U. S. dollars with the balance due to an increase in days sales outstanding. Management expects the increase in accounts receivable to be more in-line with the year-over-year growth in sales by the end of the second quarter of this fiscal year.
Net cash provided by operations, prior to changes in current operating assets and liabilities, was $5.6 million for the three months ended October, 2007 compared to $6.2 million for the three months ended October 31, 2006. Excluding the non-cash lessor financed leased hold improvement of $1.2 million from the prior year, net cash generated from operations before changes in current operating assets and liabilities increased 11.4% this quarter compared to the prior year quarter.
Capital expenditures for the three months ended October 31, 2007 were approximately $809,000 compared to $1.6 million in 2006. The 2006 expenditures include $1.2 million of lessor financed leasehold improvements. Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year, excluding lessor financed leasehold improvements. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future.
Our revolving credit facility was initially established in 2005 and last amended in July 2007. The credit facility has a maturity date of July 31, 2009 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Compliance Area	Covenant	Level at October
		31, 2007

Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.21
Total indebtedness	$20 million, including LOC’s	$5.8 million
Letters of credit sublimit	$7.5 million	$5.8 million
Maximum treasury stock	$20 million	$0
purchases in any fiscal year
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	1.73
The Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $7.2 million (6.4% of sales) for the three months ended October 31, 2007, compared to $6.5 million (6.4% of sales) in the same period last year. The increase in EBITDA, is primarily attributable to the 11.1% increase in sales. EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

DYNAMEX INC.

	Three months ended
	October 31,
	2007	2006
Net income	$3,994	$3,649
Adjustments:
Income tax expense	2,411	2,131
Interest expense	79	111
Depreciation and amortization	671	592

EBITDA	$7,155	$6,483

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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.2 million and a decrease in quarterly net income of approximately $160,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.

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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of October 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company is pursuing an administrative appeal of the denial of its Refund Claim.
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
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The Plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007. During the summer of 2007, Plaintiff associated additional counsel for the Appeal. Plaintiff requested and was granted various extensions in which to file his Opening Brief. The Brief was filed on October 18, 2007. A Stipulation between the parties has given Dynamex until January 11, 2008, to file its answering brief. Plaintiff will have 30 days following that in which to file a rebuttal brief. Thereafter the Court will schedule an Oral hearing.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint seeks relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages. The truck leasing claims seek unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted. Injunctive relief to prevent further violations is sought.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation.  Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
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

DYNAMEX INC.

Dated: December 7, 2007	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: December 7, 2007	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated: December 7, 2007	by	/s/ Samuel T. Hicks

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