Form 10-Q
period 2008-01-31
DYNAMEX INC
filed 2008-03-11
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of
February 29, 2008 was 10,239,475 shares.

DYNAMEX INC.
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,	July 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$8,572	$8,857
Accounts receivable (net of allowance for doubtful accounts of $849 and $866, respectively)	50,746	42,649
Income taxes receivable	1,681	1,092
Prepaid and other current assets	2,182	3,559
Deferred income taxes	3,425	3,136

Total current assets	66,606	59,293

PROPERTY AND EQUIPMENT — net	8,730	8,495
GOODWILL	48,357	47,613
INTANGIBLES — net	902	326
DEFERRED INCOME TAXES	535	1,398
OTHER	4,500	3,915

Total assets	$129,630	$121,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$11,454	$15,426
Accrued liabilities	23,938	21,679

Total current liabilities	35,392	37,105

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	2,421	2,526

Total liabilities	37,813	39,631

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,239 and 10,145 outstanding, respectively	102	101
Additional paid-in capital	47,318	45,671
Retained earnings	38,535	31,122
Accumulated other comprehensive income	5,862	4,515

Total stockholders’ equity	91,817	81,409

Total liabilities and stockholders’ equity	$129,630	$121,040

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Sales	$111,957	$100,988	$223,709	$201,603
Cost of sales:
Purchased transportation	73,596	66,138	147,517	132,005
Other direct costs	8,528	8,675	16,654	16,495

Cost of sales	82,124	74,813	164,171	148,500

Gross profit	29,833	26,175	59,538	53,103

Selling, general and administrative expenses:
Salaries and employee benefits	16,967	14,583	33,041	28,665
Other	6,929	6,810	13,515	13,257

Selling, general and administrative expenses	23,896	21,393	46,556	41,922

Depreciation and amortization	702	596	1,373	1,188
(Gain) loss on disposal of property and equipment	(7)	(2)	(16)	6

Operating income	5,242	4,188	11,625	9,987

Interest expense	54	116	132	228
Other income, net	(204)	(1,640)	(304)	(1,732)

Income before income taxes	5,392	5,712	11,797	11,491

Income taxes	1,973	1,990	4,384	4,121

Net income	$3,419	$3,722	$7,413	$7,370

Basic earnings per common share:	$0.33	$0.35	$0.73	$0.70

Diluted earnings per common share:	$0.33	$0.35	$0.72	$0.68

Weighted average shares:
Common shares outstanding	10,232	10,602	10,203	10,601
Adjusted common shares — assuming exercise of stock options	10,342	10,783	10,309	10,767
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$7,413	$7,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,373	1,188
Amortization of deferred bank financing fees	10	14
Provision for losses on accounts receivable	217	322
Stock option compensation	607	526
Deferred income taxes	574	1,402
Lessor financed leasehold improvements	—	1,989
Non-cash rent expense	23	532
(Gain) loss on disposal of property and equipment	(16)	6
Changes in current operating assets and liabilities:
Accounts receivable	(8,314)	(7,974)
Prepaids and other current assets	787	790
Accounts payable and accrued liabilities	(1,713)	(12)

Net cash provided by operating activities	961	6,153

INVESTING ACTIVITIES
Purchase of property and equipment	(1,470)	(2,732)
Acquisition of customer lists	(657)	—
Purchase of investments	(261)	(230)

Net cash used in investing activities	(2,388)	(2,962)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(2)
Net payments under line of credit	—	(900)
Proceeds from stock option exercise	893	159
Tax benefit realized by exercise of stock options	148	83
Purchase and retirement of treasury stock	—	(1,094)
Other assets and deferred financing fees	(340)	(1,132)

Net cash provided by (used in) financing activities	701	(2,886)

EFFECT OF EXCHANGE RATES ON CASH	441	(1,423)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(285)	(1,118)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,857	6,058

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,572	$4,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$86	$206

Cash paid for taxes	$4,268	$2,100

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2008, the results of its operations for the three and six months periods ended January 31, 2008 and 2007, and cash flows for the six-month periods ended January 31, 2008 and 2007. The tax provisions for the three and six months periods ended January 31, 2008 and 2007 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the six months ended January 31, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.3% and 14.3%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.6% and 26.2% of the Company’s consolidated sales for the six months ended January 31, 2008 and 2007, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2008, Canadian revenues accounted for approximately 38.5% of total consolidated revenue, compared to 36.7% for the same period in 2007. The exchange rate between the Canadian dollar and the U.S. dollar increased 13.1% in the six month period ended January 31, 2008 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2008 would have accounted for 35.6% of total sales.
Office Depot represented approximately 10.6% of the net accounts receivable at January 31, 2008. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at January 31, 2008 amount to $1,357 compared to $1,381 at July 31, 2007.
Other long-term liabilities - During July 2006 the Company entered into a new lease for its U.S. corporate headquarters. This lease agreement contains tenant improvement allowances and rent escalation clauses. The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities

DYNAMEX INC.
and amortizes these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and six months ended January 31, 2008 and 2007 was as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Net income	$3,419	$3,722	$7,413	$7,370

Foreign currency translation gains (losses)	(1,722)	(1,976)	1,361	(1,988)

Unrealized gains (losses) on investments	(106)	(95)	(14)	32

Comprehensive income	$1,591	$1,651	$8,760	$5,414

3. Intangibles — net
At January 31, 2008, intangibles and related amortization expense for the three and six months ended January 31, 2008 and 2007 consisted of the following:

		Accumulated
	Asset	amortization	Net
Deferred bank financing fees	$132	$(132)	$—

Customer lists	749	(141)	608

Trademarks and other	470	(176)	294

Total	$1,351	$(449)	$902

	Amortization expense		Amortization expense
	Three months ended January 31,		Six months ended January 31,
	2008	2007	2008	2007
Deferred bank financing fees	$2	$8	$10	$14

Customer lists	41	8	64	16

Trademarks and other	4	4	9	9

Total	$47	$20	$83	$39

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

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Net income	$3,419	$3,722	$7,413	$7,370

Weighted average common shares outstanding	10,232	10,602	10,203	10,601

Common share equivalents related to options	110	181	106	166

Common shares and common share equivalents	10,342	10,783	10,309	10,767

Net income per common share:
Basic	$0.33	$0.35	$0.73	$0.70

Diluted	$0.33	$0.35	$0.72	$0.68

5. Repurchase of Equity Securities
During fiscal years 2006 and 2007, the Board of Directors authorized the Company to purchase up to $38 million of Dynamex Inc. common stock on the open market. Through January 31, 2008, the Company had repurchased a total of 1,841 shares at an average price of $19.77 per share for a total dollar cost of $36,402. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. On September 19, 2007, the Board of Directors approved the addition of $20 million to the total authorized repurchase amount. The Company intends to purchase additional common shares from time to time using available cash or temporary borrowings from its revolving credit facility at prices acceptable to the Company. During the six months ended January 31, 2008, the Company did not purchase any Dynamex Inc. common stock on the open market.
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
The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million, $2.0 of which the EDD claims represents personal income tax of the reclassified individuals. As in the earlier matter, the Company is collecting documentation which will work to reduce the personal income tax portion of the assessment. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of

DYNAMEX INC.
the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The Plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007. During the summer of 2007, Plaintiff associated additional counsel for the Appeal. Plaintiff requested and was granted various extensions in which to file his Opening Brief. Plaintiff’s Brief and the Company’s Reply Brief have been filed. Plaintiff is required to file his Reply Brief on March 31, 2008. Thereafter the Court will schedule an Oral hearing.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint seeks relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages and injunctive relief to prevent further violations. The truck leasing claims seek unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted.
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
Management recorded the net effects of the above described items during the second quarter of fiscal 2007. Since the challenge by the CRA and the resulting transfer pricing studies were accounting estimates resolved during the second quarter, management considers it appropriate to record the effects during the second quarter of fiscal 2007. The effect of this resolution was an increase in net income of approximately $972 ($0.09 and $0. 09 per basic share for the three and six months ended January 31, 2007, respectively, and $0.09 and $0.09 per fully diluted share for the three and six months ended January 31, 2007, respectively). Excluding the impact of this transaction, fully diluted earnings per common share for the three and six months ended January 31, 2007, would have been $0.26 and $0.59 as shown in the following table:

DYNAMEX INC.

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Income before income taxes — As reported	$5,392	$5,712	$11,797	$11,491

Income from transfer pricing (foreign exchange gain and interest income)	—	1,362	—	1,362

Income before income taxes — Excluding transfer pricing effects	$5,392	$4,350	$11,797	$10,129

Income taxes — As reported	$1,973	$1,990	$4,384	$4,121

Income tax effects (foreign exchange gain, interest income and intercompany services)	—	390	—	390

Income taxes — Excluding transfer pricing effects	$1,973	$1,600	$4,384	$3,731

Net income — As reported	$3,419	$3,722	$7,413	$7,370

Net income — Excluding transfer pricing effects	$3,419	$2,750	$7,413	$6,398

Net income from the transfer pricing transactions	$—	$972	$—	$972

Earnings per share:
Basic — As reported	$0.33	$0.35	$0.73	$0.70
Transfer pricing adjustment	—	0.09	—	0.09

Basic — Excluding transfer pricing effects	$0.33	$0.26	$0.73	$0.61

Fully diluted — As reported	$0.33	$0.35	$0.72	$0.68
Transfer pricing adjustment	—	0.09	—	0.09

Fully diluted — Excluding transfer pricing effects	$0.33	$0.26	$0.72	$0.59

8. Income Taxes
Total income tax expense was $1,973 or 36.6% of income before taxes in the current year quarter, and $4,384 or 37.2% in the six months ended January 31, 2008. In 2007 the Company’s resolution of the cross-border transfer pricing issues for fiscal years 2001 through 2005 described in Footnote 7 above affected income tax expense reported in the three and six month periods ended January 31, 2007. Total income tax expense was $1,990, 34.8% of income before taxes in the 2007 quarter. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $1.6 million, 36.8% of income before taxes as shown in Footnote 7 above.
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
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2008, Canadian revenues accounted for approximately 38.5% of total consolidated revenue, compared to 36.7% for the same period in 2007. The exchange rate between the Canadian dollar and the U.S. dollar increased 13.1% in the six month period ended January 31, 2008 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2008 would have accounted for 35.6% of total sales.
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
During the six months ended January 31, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.3% and 14.3%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.6% and 26.2% of the Company’s consolidated sales for the six months ended January 31, 2008 and 2007, respectively.

DYNAMEX INC.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2007. As of, and for the six month period ended January 31, 2008, there have been no material changes or updates to the Company’s critical accounting policies.
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
In December 2007, the FASB issued Statement No. 141R (“SFAS No. 141R”), “Business Combinations.” This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008 and will be effective for us beginning in the second quarter of fiscal 2009 for business combinations occurring after the effective date. The Company believes the adoption of SFAS No. 141R will have no material impact on its consolidated financial statements.

DYNAMEX INC.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	65.7%	65.5%	65.9%	65.5%
Other direct costs	7.6%	8.6%	7.5%	8.2%

Cost of sales	73.3%	74.1%	73.4%	73.7%

Gross profit	26.7%	25.9%	26.6%	26.3%

Selling, general and administrative expenses:
Salaries and employee benefits	15.1%	14.5%	14.8%	14.2%
Other	6.2%	6.7%	6.0%	6.6%

Selling, general and administrative expenses	21.3%	21.2%	20.8%	20.8%

Depreciation and amortization	0.6%	0.6%	0.6%	0.6%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	4.8%	4.1%	5.2%	4.9%

Interest expense	0.0%	0.1%	0.1%	0.1%
Other income, net	-0.2%	-1.6%	-0.2%	-0.9%

Income before income taxes	5.0%	5.6%	5.3%	5.7%

Income taxes	1.8%	2.0%	2.0%	2.0%

Net income	3.2%	3.6%	3.3%	3.7%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	January 31,
	2008		2007
Sales by service type:
On demand	$36,840	32.9%	$32,810	32.5%
Scheduled/distribution	36,570	32.7%	36,203	35.8%
Outsourcing	38,547	34.4%	31,975	31.7%

Total sales	$111,957	100.0%	$100,988	100.0%

Sales by country:
United States	$68,157	60.9%	$63,709	63.1%
Canada	43,800	39.1%	37,279	36.9%

Total sales	$111,957	100.0%	$100,988	100.0%

	Six months ended
	January 31,
	2008		2007
Sales by service type:
On demand	$74,100	33.1%	$69,335	34.4%
Scheduled/distribution	73,063	32.7%	67,860	33.7%
Outsourcing	76,546	34.2%	64,408	31.9%

Total sales	$223,709	100.0%	$201,603	100.0%

Sales by country:
United States	$137,640	61.5%	$127,671	63.3%
Canada	86,069	38.5%	73,932	36.7%

Total sales	$223,709	100.0%	$201,603	100.0%

Three months ended January 31, 2008 compared to three months ended January 31, 2007
Net income for the three months ended January 31, 2008 was $3.4 million ($0.33 per fully diluted share) compared to $3.7 million ($0.35 per fully diluted share) for the three months ended January 31, 2007. Net income for the three and six months ended January 31, 2007, included approximately $972,000 ($0.09 per fully diluted share) from the resolution of prior year cross border transfer pricing issues with the Canadian tax authorities. See Footnote 7 to the Condensed Consolidated Financial Statements.
Sales for the three months ended January 31, 2008 were $112 million, a 10.9% increase compared to the same period in 2007. The average conversion rate between the Canadian dollar and the U.S. dollar increased 16.4% compared to the prior year quarter, which had the effect of increasing sales for the three months ended January 31, 2008 by approximately $6.0 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 2.7% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, was approximately 2.2% this quarter. The core growth rate was negatively impacted by one and a half less business days this year due to the Christmas and New Year’s holidays falling on Tuesday. On a sales per day basis, the core growth rate was 4.9%. The prior year quarter includes approximately $2.0 million in sales for services provided on an interim basis to one customer in Canada. Excluding those sales, the core growth rate per day was approximately 7.0%.

DYNAMEX INC.
Cost of sales for the three months ended January 31, 2008 increased $7.3 million, or 9.8%, to $82.1 million from $74.8 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.3% for the three months ended January 31, 2008, lower than the 74.1% for the same period in the prior year. The improvement is a direct result of cost improvement initiatives the Company undertook to normalize the large amount of new business started over the last year.
SG & A expenses for the three months ended January 31, 2008 increased $2.5 million, or 11.7%, to $23.9 million from $21.4 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 21.3% for the three months ended January 31, 2008, compared to 21.2% in the same period last year. Approximately $1.1 million of the increase is attributable to the stronger Canadian dollar with the balance attributable to the impact of additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage. As the core growth rate accelerates above the current level, management expects to realize additional leverage from its relatively fixed cost infrastructure.
For the three months ended January 31, 2008, depreciation and amortization was $702,000 compared to $596,000 for the same period in the prior year. The increase is attributable to lessor financed leasehold improvements that occurred during fiscal year 2007 and the higher level of capital expenditures in FY 2007 and FY 2008. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Other income, net for the three months ended January 31, 2008, was $204,000 compared to $1,640,000 for the same period in the prior year. This decrease is principally attributable to the prior year resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains from the payment of those inter-company charges. The prior year inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels.
Interest expense was $54,000, a decrease of $62,000 or 53.4% for the current quarter. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 36.6% for the current quarter compared to 34.8% for the prior year. Excluding the prior year impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, the prior year income tax expense would have been approximately $1.6 million, 36.8% of income before taxes.
Six months ended January 31, 2008 compared to six months ended January 31, 2007
Net income for the six months ended January 31, 2008 was $7.4 million ($0.72 per fully diluted share) compared to $7.4 million ($0.68 per fully diluted share) for the six months ended January 31, 2007. Net income for the three and six months ended January 31, 2007, was favorably impacted by approximately $972,000 ($0.09 per fully diluted share) from the settlement of cross border transfer pricing issues with the Canadian tax authorities. See Footnote 7 to the Condensed Consolidated Financial Statements.
Sales for the six months ended January 31, 2008 were $224 million, an 11.0% increase over $202 million for the same period in 2007. The average conversion rate between the Canadian dollar and the U.S. dollar increased 13.3% over the prior year period, which had the effect of increasing sales for the six months ended January 31, 2008 by approximately $10.0 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 1.6% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, was approximately 4.5% this period. The core growth rate was negatively impacted by one and a half less business days this year due to the Christmas and New Year’s holidays falling on Tuesday. On a sales per day basis, the core growth rate was 5.9%.

DYNAMEX INC.
The prior year six months includes approximately $2.0 million in sales for services provided on an interim basis to one customer in Canada. Excluding those sales, the core growth rate per day was approximately 6.9%.
Cost of sales for the six months ended January 31, 2008 increased $15.7 million, or 10.6%, to $164.2 million from $148.5 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.4% for the six months ended January 31, 2008, compared to 73.7% for the six months ended January 31, 2007. The decrease is principally attributable to the prior year including cost from attractively priced new contracts; however, the customers’ short time window for implementation caused a number of large and complex startups to be initiated almost simultaneously. And due to the short time frame for implementation last year, we primarily used existing employees to operate and manage this new business which stretched our operational and management capacity. As a result, the period normally required to stabilize and fully optimize the new operations took longer and the costs were higher resulting in the increase in cost of sales as a percent of sales in the prior year.
SG & A expenses for the six months ended January 31, 2008 increased $4.6 million, or 11.1%, to $46.6 million from $41.9 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 20.8% for the six months ended January 31, 2008, compared to 20.8% for the six months ended January 31, 2007. Approximately $4.4 million of the dollar increase is attributable to the impact of additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage. As the core growth rate accelerates above the current level, management expects to realize additional leverage from its relatively fixed cost infrastructure.
For the six months ended January 31, 2008, depreciation and amortization was $1.4 million compared to $1.2 million for the same period in the prior year. The increase is primarily attributable to lessor financed leasehold improvements that occurred during fiscal year 2007. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Other income, net for the six months ended January 31, 2008, was $304,000 compared to $1.7 million for the same period in the prior year. This decrease is principally attributable to the prior year resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on those inter-company charges. The prior year inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels.
Interest expense was $132,000, a decrease of $96,000 or 42.1% for the current quarter. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 37.2% for the current period compared to 35.9% for the prior year. Excluding the prior year impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, the prior year income tax expense would have been approximately $3.7 million, 36.8% of income before taxes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and our bank revolving credit facility. Net cash provided by operating activities was $1.0 million for the six months ended January 31, 2008 compared to $6.2 million for the same period in 2007. The additional requirement this year is primarily attributable to the $4.7 million payment in August 2007 for stock repurchase transactions consummated in FY 2007, plus the positive impact of the lessor financed leasehold improvements included in the prior year period. The increase in accounts receivable, although higher than the FY 2007 yearend balance after considering the growth in sales and changes in the Canadian dollar, is in line with the increase for the same period last year. Management expects the increase in accounts receivable to be more in-line with the year-over-year growth in sales by the end of the third quarter of this fiscal year.
Net cash provided by operations, prior to changes in current operating assets and liabilities, was $10.2 million for the six months ended January 31, 2008 compared to $13.3 million for the six months ended January 31, 2007,

DYNAMEX INC.
Excluding the non-cash lessor financed leased hold improvement of $2.0 million from the prior year, net cash generated from operations, before changes in current operating assets and liabilities decreased 10.2% this period compared to the prior year period primarily due to the increase in cash taxes as the Company utilized available deductions and credits in the prior year.
Capital expenditures for the six months ended January 31, 2008 were approximately $1.5 million compared to $2.7 million in 2007. The 2007 expenditures include $2.0 million of lessor financed leasehold improvements. Management expects capital expenditures to be in the $2 million to $3 million range for the full fiscal year, excluding lessor financed leasehold improvements. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future.
Our revolving credit facility was initially established in 2005 and last amended in July 2007. The credit facility has a maturity date of July 31, 2009 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

		Level at January 31,
Compliance Area	Covenant	2008
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.21
Total indebtedness	$20 million, including LOC’s	$5.9 million
Letters of credit sublimit	$7.5 million	$5.9 million
Maximum treasury stock purchases in any fiscal year	$20 million	$0
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	1.64
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $6.1 million (5.5% of sales) for the three months ended January 31, 2008, compared to $6.4 million (6.4% of sales) in the same period last year. The Company’s EBITDA was approximately $13.3 million (5.9% of sales) for the six months ended January 31, 2008, compared to $12.9 million (6.4% of sales) in the same period last year. The decrease in EBITDA, as a percentage of sales, is primarily attributable to the one-time benefit from resolution of cross-border transfer pricing issues in the prior year. Excluding this one-time benefit in the prior year EBITDA was $5.1 million (5.0% of sales) and $11.5 million (5.7% of sales) for the three and six months periods ended January 31, 2007, respectively. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

DYNAMEX INC.

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Net income	$3,419	$3,722	$7,413	$7,370
Adjustments:
Income tax expense	1,973	1,990	4,384	4,121
Interest expense	54	116	132	228
Depreciation and amortization	702	596	1,373	1,188

EBITDA	$6,148	$6,424	$13,302	$12,907

EBITDA margin	5.5%	6.4%	5.9%	6.4%
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.4 million and a decrease in quarterly net income of approximately $180,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of January 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million, $2.0 of which the EDD claims represents personal income tax of the reclassified individuals. As in the earlier matter, the Company is collecting documentation which will work to reduce the personal income tax portion of the assessment. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The Plaintiff filed a Motion for Class Certification on November 2, 2006. The Company responded in a Memorandum of Points and Authorities in Support of Defendants’ Opposition to Plaintiff’s Motion for Class Certification on November 29, 2006. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal on January 5, 2007. During the summer of 2007, Plaintiff associated additional counsel for the Appeal. Plaintiff requested and was granted various extensions in which to file his Opening Brief. Plaintiff’s Brief and the Company’s Reply Brief have been filed. Plaintiff is required to file his Reply Brief on March 31, 2008. Thereafter the Court will schedule an Oral hearing.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint seeks relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages and injunctive relief to prevent further violations. The truck leasing claims seek unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted.
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

DYNAMEX INC.
uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.
Competition May Adversely Affect Our Results
The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. We compete with other companies in the industry not only to be providers of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we do. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition” in the July 31, 2007 Form 10K.
An Increase in Claims May Expose Us to Losses
We utilized the services of approximately 4,500 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at January 31, 2008 were independent contractor owner-operators. We are currently a party to purported class actions brought by former drivers in California and New York alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
We also do not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. Our classification of our owner-operator drivers as independent contractors has been challenged from time to time by various taxing authorities, as in the case of California, where we have been subjected to assessments and interest for prior periods as a result of audits by the California Employment Development Department. While we believe that our owner-operators are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws and intend to vigorously defend such challenges, there is no certainty that we will prevail. If we are required to pay employer taxes or pay backup withholding in respect of prior periods on behalf of our owner-operators, our operating costs will increase, which could adversely impact our financial condition and results of operations.
See “Business — Services” and “—Employees” in our July 31, 2007 Form 10K and “Legal Proceedings” in Part I, Item 1 of this Form 10Q.
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
Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
About one-third of our operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in our consolidated

DYNAMEX INC.
financial statements. The Canadian dollar is the functional currency for the Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income for such period. We historically have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the July 31, 2007 Form 10K.
Failure to Maintain Permits and Licensing May Adversely Affect Our Ability to Operate
Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. If we fail to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations we may incur substantial fines or possible revocation of our authority to conduct certain of our operations. See “Business — Regulation” in the July 31, 2007 Form 10K.
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

DYNAMEX INC.
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

DYNAMEX INC.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual shareholder meeting on January 8, 2008. At that meeting, the shareholders voted on the following three proposals:

Proposal #1	To elect five (5) directors of the Company

Nominee	For	Withheld
Richard K. McClelland	9,509,335	60,222
Brian J. Hughes	9,472,570	96,987
Wayne Kern	7,660,716	1,908,841
Bruce E. Ranck	9,523,976	45,581
Stephen P. Smiley	9,453,653	115,904

Proposal #2	To approve the adoption of the Company’s 2008 Equity Compensation Plan.

For	Against	Abstain	Non-Votes
6,130,793	618,174	6,070	2,814,520

Proposal #3	To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the year ending July 31, 2008

For	Against	Abstain
9,534,853	18,999	15,705

DYNAMEX INC.
Item 6. Exhibits
     Exhibits:
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: March 11, 2008	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 11, 2008	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President – Chief Financial Officer (Principal Financial Officer)

Dated: March 11, 2008	by	/s/ Samuel T. Hicks
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