Form 10-Q
period 2008-04-30
DYNAMEX INC
filed 2008-06-06
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 31, 2008 was 10,157,675 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	April 30,	July 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$13,613	$8,857
Accounts receivable (net of allowance for doubtful accounts of $841 and $866, respectively)	48,036	42,649
Income taxes receivable	1,626	1,092
Prepaid and other current assets	3,829	3,559
Deferred income taxes	3,684	3,136

Total current assets	70,788	59,293

PROPERTY AND EQUIPMENT — net	8,888	8,495
GOODWILL	48,315	47,613
INTANGIBLES — net	708	326
DEFERRED INCOME TAXES	40	1,398
OTHER	4,331	3,915

Total assets	$133,070	$121,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$8,810	$15,426
Accrued liabilities and other	24,416	20,530

Total current liabilities	33,226	35,956

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	3,823	3,675

Total liabilities	37,049	39,631

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,263 and 10,145 outstanding, respectively	103	101
Additional paid-in capital	47,855	45,671
Retained earnings	42,309	31,122
Accumulated other comprehensive income	5,754	4,515

Total stockholders’ equity	96,021	81,409

Total liabilities and stockholders’ equity	$133,070	$121,040

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Sales	$112,976	$103,526	$336,684	$305,129

Cost of sales:
Purchased transportation	74,521	67,557	222,038	199,562
Other direct costs	8,865	8,708	25,518	25,203

Cost of sales	83,386	76,265	247,556	224,765

Gross profit	29,590	27,261	89,128	80,364

Selling, general and administrative expenses:
Salaries and employee benefits	15,591	14,609	48,631	43,274
Other	7,228	6,691	20,744	19,948

Selling, general and administrative expenses	22,819	21,300	69,375	63,222

Depreciation and amortization	747	554	2,119	1,742
(Gain) loss on disposal of property and equipment	1	(13)	(15)	(6)

Operating income	6,023	5,420	17,649	15,406

Interest expense	48	32	180	260
Other income, net	(124)	(44)	(427)	(1,777)

Income before income taxes	6,099	5,432	17,896	16,923

Income tax expense	2,325	1,945	6,709	6,066

Net income	$3,774	$3,487	$11,187	$10,857

Basic earnings per common share:	$0.37	$0.33	$1.10	$1.02

Diluted earnings per common share:	$0.37	$0.32	$1.09	$1.01

Weighted average shares:
Common shares outstanding	10,243	10,643	10,216	10,615
Adjusted common shares — assuming exercise of stock options	10,329	10,783	10,308	10,734
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	April 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$11,187	$10,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,119	1,742
Amortization of deferred bank financing fees	10	25
Provision for losses on accounts receivable	608	368
Stock option compensation	893	608
Deferred income taxes	809	2,656
Lessor financed leasehold improvements	—	1,997
Non-cash rent expense	37	741
Gain on disposal of property and equipment	(15)	(6)
Changes in current operating assets and liabilities:
Accounts receivable	(5,995)	(10,453)
Prepaids and other current assets	(804)	(603)
Accounts payable and accrued liabilities	(2,473)	(339)

Net cash provided by operating activities	6,376	7,593

INVESTING ACTIVITIES
Purchase of property and equipment	(2,307)	(3,307)
Acqusition of customer lists	(491)	—
Purchase of deferred compensation investments	(295)	(256)

Net cash used in investing activities	(3,093)	(3,563)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(3)
Net payments under line of credit	—	(900)
Proceeds from stock option exercise	967	1,058
Tax benefit realized by exercise of stock options	325	246
Purchase and retirement of treasury stock	—	(2,021)
Other assets and deferred financing fees	(127)	(1,138)

Net cash provided by (used in) financing activities	1,165	(2,758)

EFFECT OF EXCHANGE RATES ON CASH	308	(778)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,756	494
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,857	6,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,613	$6,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$119	$238

Cash paid for taxes	$6,649	$4,159

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2008, the results of its operations for the three and nine months periods ended April 30, 2008 and 2007, and cash flows for the nine-month periods ended April 30, 2008 and 2007. The tax provisions for the three and nine months periods ended April 30, 2008 and 2007 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the nine months ended April 30, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.7% and 14.4%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 26.1% and 27.0% of the Company’s consolidated sales for the nine months ended April 30, 2008 and 2007, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2008, Canadian revenues accounted for approximately 38.4% of total consolidated revenue, compared to 37.4% for the same period in 2007. The exchange rate between the Canadian dollar and the U.S. dollar increased 13.9% in the nine month period ended April 30, 2008 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2008 would have accounted for 35.3% of total sales.
Office Depot represented approximately 9.9% of the net accounts receivable at April 30, 2008. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at April 30, 2008 amount to $1,270 compared to $1,381 at July 31, 2007.
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
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and nine months ended April 30, 2008 and 2007 was as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Net income	$3,774	$3,487	$11,187	$10,857

Foreign currency translation gains (losses)	(115)	1,322	1,246	(666)

Unrealized gains (losses) on investments	8	35	(6)	67

Comprehensive income	$3,667	$4,844	$12,427	$10,258

3.	Intangibles — net
At April 30, 2008, intangibles and related amortization expense for the three and nine months ended April 30, 2008 and 2007 consisted of the following:

		Accumulated
	Asset	amortization	Net

Deferred bank financing fees	$132	$(132)	$—

Customer lists	583	(164)	419

Trademarks and other	470	(181)	289

Total	$1,185	$(477)	$708

	Amortization expense		Amortization expense
	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007

Deferred bank financing fees	$0	$11	$10	$25

Customer lists	22	8	86	24

Trademarks and other	5	5	14	14

Total	$27	$24	$110	$63

DYNAMEX INC.

4.	Computation of Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive to earnings per share.

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Net income	$3,774	$3,487	$11,187	$10,857

Weighted average common shares outstanding	10,243	10,643	10,216	10,615

Common share equivalents related to options	86	140	92	119

Common shares and common share equivalents	10,329	10,783	10,308	10,734

Net income per common share:
Basic	$0.37	$0.33	$1.10	$1.02

Diluted	$0.37	$0.32	$1.09	$1.01

5.	Repurchase of Equity Securities
The Board of Directors has authorized the Company to purchase up to $58 million of Dynamex Inc. common stock on the open market. Through April 30, 2008, the Company had repurchased a total of 1,841 shares at an average price of $19.77 per share for a total dollar cost of $36,402. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the nine months ended April 30, 2008, the Company did not purchase any Dynamex Inc. common stock on the open market. In May 2008, the Company repurchased 106 shares of Dynamex common stock at an average price of $24.06 per share, leaving a balance of $19,052 in the current authorization. Management intends to continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
6.	Contingencies
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The Company is pursuing an administrative appeal of the denial of its Refund Claim. The California Unemployment Appeals Board confirmed the denial following an evidentiary hearing in May. The Company plans to appeal the denial to the California Superior Court.
The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. As in the earlier matter, the

DYNAMEX INC.

Company is collecting documentation which will work to reduce the personal income tax portion of the assessment. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The Plaintiff filed a Motion for Class Certification on November 2, 2006. The Company opposed the Motion. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal. Briefs have been filed by both parties, and the Court is expected to schedule an Oral hearing within the next several months.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and that the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint seeks relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages and injunctive relief to prevent further violations. The truck leasing claims seek unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted.
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
Management recorded the net effects of the above described items during the second quarter of fiscal 2007. Since the challenge by the CRA and the resulting transfer pricing studies were accounting estimates resolved during the second quarter, management considers it appropriate to record the effects during the second quarter of fiscal 2007. The effect of this resolution was an increase in net income of approximately $972 ($0.09 per basic share and $0.09 per fully diluted share for the nine months ended April 30, 2007). Excluding the impact of this transaction, fully diluted earnings per common share for the nine months ended April 30, 2007, would have been $0.92 as shown in the following table:

DYNAMEX INC.

	Nine months ended
	April 30,
	2008	2007

Income before income taxes — As reported	$17,896	$16,923

Income from transfer pricing (foreign exchange gain and interest income)	—	1,362

Income before income taxes — Excluding transfer pricing effects	$17,896	$15,561

Income taxes — As reported	$6,709	$6,066

Income tax effects (foreign exchange gain, interest income and intercompany services)	—	390

Income taxes — Excluding transfer pricing effects	$6,709	$5,676

Net income — As reported	$11,187	$10,857

Net income — Excluding transfer pricing effects	$11,187	$9,885

Net income from the transfer pricing transactions	$—	$972

Earnings per share:
Basic — As reported	$1.10	$1.02
Transfer pricing adjustment	—	0.09

Basic — Excluding transfer pricing effects	$1.10	$0.93

Fully diluted — As reported	$1.09	$1.01
Transfer pricing adjustment	—	0.09

Fully diluted — Excluding transfer pricing effects	$1.09	$0.92

8. Income Taxes
Total income tax expense was $2,325 or 38.1% of income before taxes in the current year quarter, and $6,709 or 37.5% in the nine months ended April 30, 2008. The effective income tax rate for the current quarter compared to the prior year quarter was higher as a result a higher proportion of pre-tax income generated in the U.S. than the previous year and an $80,000 positive tax adjustment in the prior year related to a reduction in the Canadian income tax rate. The Company’s current effective income tax rate in the U.S. is approximately 41.6% and 34.1% in Canada. In 2007 the Company’s resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005 described in Footnote 7 above affected reported income tax expense in FY 2007. Total income tax expense was $6,066, 35.8% of income before taxes for the nine months ended April 30, 2007. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, income tax expense would have been approximately $5.7 million, 36.5% of income before taxes as shown in Footnote 7 above.
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
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2008, Canadian revenues accounted for approximately 38.4% of total consolidated revenue, compared to 37.4% for the same period in 2007. The exchange rate between the Canadian dollar and the U.S. dollar increased 13.9% in the nine month period ended April 30, 2008 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2008 would have accounted for 35.3% of total sales.
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
Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or fleet management services because driver payments for on-demand services are generally lower as a percentage of sales from such services due to the smaller size of the vehicle required. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing resulting in a contribution to fixed overhead comparable to on-demand services. As a result of these variances, the Company’s gross margin is dependent in part on the mix of business for a particular period.
During the nine months ended April 30, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.7% and 14.4%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 26.1% and 27.0% of the Company’s consolidated sales for the nine months ended April 30, 2008 and 2007, respectively.

DYNAMEX INC.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2007. As of, and for the nine month period ended April 30, 2008, there have been no material changes or updates to the Company’s critical accounting policies.
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

DYNAMEX INC.

Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	66.0%	65.2%	65.9%	65.4%
Other direct costs	7.8%	8.4%	7.7%	8.3%

Cost of sales	73.8%	73.6%	73.6%	73.7%

Gross profit	26.2%	26.4%	26.4%	26.3%

Selling, general and administrative expenses:
Salaries and employee benefits	13.8%	14.2%	14.3%	14.2%
Other	6.4%	6.4%	6.2%	6.5%

Selling, general and administrative expenses	20.2%	20.6%	20.5%	20.7%

Depreciation and amortization	0.7%	0.5%	0.6%	0.6%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	5.3%	5.3%	5.3%	5.0%

Interest expense	0.0%	0.0%	0.1%	0.1%
Other income, net	-0.1%	0.0%	-0.2%	-0.6%

Income before income taxes	5.4%	5.3%	5.4%	5.5%

Income taxes	2.1%	1.9%	2.0%	2.0%

Net income	3.3%	3.4%	3.4%	3.5%

DYNAMEX INC.

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	April 30,
	2008		2007

Sales by service type:
On demand	$35,821	31.7%	$32,669	31.5%
Scheduled/distribution	38,140	33.9%	38,711	37.4%
Outsourcing	39,015	34.4%	32,146	31.1%

Total sales	$112,976	100.0%	$103,526	100.0%

Sales by country:
United States	$69,851	61.8%	$63,479	61.3%
Canada	43,125	38.2%	40,047	38.7%

Total sales	$112,976	100.0%	$103,526	100.0%

	Nine months ended
	April 30,
	2008		2007

Sales by service type:
On demand	$109,921	32.6%	$102,004	33.5%
Scheduled/distribution	111,204	33.0%	106,571	34.9%
Outsourcing	115,559	34.4%	96,554	31.6%

Total sales	$336,684	100.0%	$305,129	100.0%

Sales by country:
United States	$207,491	61.6%	$191,150	62.6%
Canada	129,193	38.4%	113,979	37.4%

Total sales	$336,684	100.0%	$305,129	100.0%

Three months ended April 30, 2008 compared to three months ended April 30, 2007
Net income for the three months ended April 30, 2008 was $3.8 million ($0.37 per fully diluted share) compared to $3.5 million ($0.32 per fully diluted share) for the three months ended April 30, 2007.
Sales for the three months ended April 30, 2008 were $113 million, a 9.1% increase compared to the same period in 2007. The average conversion rate between the Canadian dollar and the U.S. dollar increased 15.2% compared to the prior year quarter, which had the effect of increasing sales for the three months ended April 30, 2008 by approximately $5.5 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 3.1% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate per day, the rate excluding changes in foreign exchange and fuel surcharges, declined approximately 0.6% this quarter. The prior year quarter includes approximately $5.1 million in sales for services provided on an interim basis to one customer in Canada. Excluding those one-time sales, the core growth rate per day was approximately 4.8%.
Cost of sales for the three months ended April 30, 2008 increased $7.1 million, or 9.3%, to $83.4 million from $76.3 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.8% for the three months ended April 30, 2008, slightly higher than the 73.6% for the same period in the prior year. The increase is primarily due to a bad debt provision of approximately $300,000 for one Canadian customer that filed for protection from its creditors and a increase to the reserve for workers’ compensation claims for prior years by $180,000.
SG & A expenses for the three months ended April 30, 2008 increased $1.5 million, or 7.1%, to $22.8 million from $21.3 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 20.2% for the three months ended April 30, 2008, compared to 20.6% in the same period last year. Approximately $1.0 million of the increase is attributable to the stronger Canadian dollar with the balance primarily attributable to the impact of

DYNAMEX INC.

additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage. As the core growth rate accelerates above the current level, management expects to realize additional leverage from its relatively fixed cost infrastructure.
For the three months ended April 30, 2008, depreciation and amortization was $747,000 compared to $554,000 for the same period in the prior year. The increase is attributable to lessor financed leasehold improvements that occurred during fiscal year 2007 and the higher level of capital expenditures in FY 2007 and FY 2008. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Other income, net for the three months ended April 30, 2008, was $124,000 compared to $44,000 for the same period in the prior year. This increase is principally attributable to interest income due to higher cash and cash equivalents on hand during the current year quarter compared to the prior year.
Interest expense was $48,000, an increase of $16,000 or 50.0% for the current quarter.
The effective income tax rate was 38.1% for the current quarter compared to 35.8% for the prior year. The higher income rate this quarter results from the higher proportion of pre-tax income generated in the U.S. than the previous year and an $80,000 positive tax adjustment in the prior year related to a reduction in the Canadian income tax rate. The Company’s current effective income tax rate in the U.S. is approximately 41.6% and 34.1% in Canada. The expected repatriation of $5 million in excess Canadian cash in the Fiscal year 2008 fourth quarter will increase income tax expense by approximately $150,000.
Nine months ended April 30, 2008 compared to nine months ended April 30, 2007
Net income for the nine months ended April 30, 2008 was $11.2 million ($1.09 per fully diluted share) compared to $10.9 million ($1.01 per fully diluted share) for the nine months ended April 30, 2007. Net income for the nine months ended April 30, 2007, was favorably impacted by approximately $972,000 ($0.09 per fully diluted share) from the settlement of cross border transfer pricing issues with the Canadian tax authorities. See Footnote 7 to the Condensed Consolidated Financial Statements.
Sales for the nine months ended April 30, 2008 were $337 million, a 10.3% increase over $305 million for the same period in 2007. The average conversion rate between the Canadian dollar and the U.S. dollar increased 13.9% over the prior year period, which had the effect of increasing sales for the nine months ended April 30, 2008 by approximately $15.6 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 2.1% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate per day, the rate excluding changes in foreign exchange and fuel surcharges, was approximately 3.6% this period. The prior year nine months includes approximately $7.2 million in sales for services provided on an interim basis to one customer in Canada. Excluding the temporary sales last year in Canada, the core growth rate per day was approximately 6.4%.
Cost of sales for the nine months ended April 30, 2008 increased $22.8 million, or 10.1%, to $247.6 million from $224.8 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.6% for the nine months ended April 30, 2008, compared to 73.7% for the nine months ended April 30, 2007. The year-over-year improvement resulted from the optimization of the operations of new business started during the last fiscal year that was offset somewhat by higher bad debt expense of $300 related to one Canadian customer that filed for protection from its creditors and an increase to the reserve for workers’ compensation claims for prior years by $180,000.
SG & A expenses for the nine months ended April 30, 2008 increased $6.2 million, or 9.7%, to $69.4 million from $63.2 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 20.5% for the nine months ended April 30, 2008, compared to 20.7% for the nine months ended April 30, 2007. Approximately $2.9 million of the increase is attributable to the stronger Canadian dollar with the balance primarily attributable to the impact of additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage. As the core growth rate accelerates above the current level, management expects to realize additional leverage from its relatively fixed cost infrastructure.

DYNAMEX INC.

For the nine months ended April 30, 2008, depreciation and amortization was $2.1 million compared to $1.7 million for the same period in the prior year. The increase is primarily attributable to lessor financed leasehold improvements that occurred during fiscal year 2007. Management does not expect a significant change in the level of depreciation and amortization expense due to limited capital requirements associated with its non-asset based business.
Other income, net for the nine months ended April 30, 2008, was $427,000 compared to $1.8 million for the same period in the prior year. This decrease is principally attributable to the prior year resolution of cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on those inter-company charges. The prior year inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels.
Interest expense was $180,000, a decrease of $80,000 or 30.8% for the current quarter. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 37.5% for the current period compared to 35.8% for the prior year. Excluding the prior year impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, the prior year income tax expense would have been approximately $5.7 million, 36.5% of income before taxes (see Footnote 7 to the condensed consolidated financial statements).
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow generated from operations and our bank revolving credit facility. Net cash provided by operating activities was $6.4 million for the nine months ended April 30, 2008 compared to $7.6 million for the same period in 2007. The additional requirement this year is primarily attributable to the $4.7 million payment in August 2007 for stock repurchase transactions consummated in FY 2007 plus the positive impact of the lessor financed leasehold improvements included in the prior year period. The increase in accounts receivable, although higher than the FY 2007 yearend balance after considering the growth in sales and changes in the Canadian dollar, is significantly below the increase for the same period last year. Management expects the increase in accounts receivable to be more in-line with the year-over-year growth in sales by the end of this fiscal year.
Net cash provided by operations, prior to changes in current operating assets and liabilities, was $15.6 million for the nine months ended April 30, 2008 compared to $19.0 million for the nine months ended April 30, 2007. Excluding the non-cash lessor financed leasehold improvement of $2.0 million from the prior year, net cash generated from operations, before changes in current operating assets and liabilities, decreased 7.9% this period compared to the prior year period primarily due to the increase in cash taxes as the Company utilized available deductions and credits in the prior year.
Capital expenditures for the nine months ended April 30, 2008 were approximately $2.3 million compared to $3.3 million in 2007. The 2007 expenditures include $2.0 million of lessor financed leasehold improvements. Management expects capital expenditures to be in the $2.5 million to $3 million range for the full fiscal year, excluding lessor financed leasehold improvements. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future.
Our revolving credit facility was initially established in 2005 and last amended in July 2007. The credit facility has a maturity date of July 31, 2009 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

DYNAMEX INC.

		Level at April 30,
Compliance Area	Covenant	2008
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.22
Total indebtedness	$20 million, including LOC’s	$6.2 million
Letters of credit sublimit	$7.5 million	$6.2 million
Maximum treasury stock purchases in any fiscal year	$20 million	$0
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	1.67
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $6.9 million (6.1% of sales) for the three months ended April 30, 2008, compared to $6.0 million (5.8% of sales) in the same period last year. The Company’s EBITDA was approximately $20.2 million (6.0% of sales) for the nine months ended April 30, 2008, compared to $18.9 million (6.2% of sales) in the same period last year. The decrease in EBITDA for the nine months ended April 30, 2008, as a percentage of sales, is primarily attributable to the one-time benefit from resolution of cross-border transfer pricing issues in the prior year. Excluding this one-time benefit, EBITDA was $17.5 million (5.7% of sales) for the nine months ended April 30, 2007. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Net income	$3,774	$3,487	$11,187	$10,857
Adjustments:
Income tax expense	2,325	1,945	6,709	6,066
Interest expense	48	32	180	260
Depreciation and amortization	747	554	2,119	1,742

EBITDA	$6,894	$6,018	$20,195	$18,925

EBITDA margin	6.1%	5.8%	6.0%	6.2%
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.3 million and a decrease in quarterly net income of approximately $170,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of April 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which is for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company is pursuing an administrative appeal of the denial of its Refund Claim. The California Unemployment Appeals Board confirmed the denial following an evidentiary hearing in May. The Company plans to appeal the denial to the California Superior Court.
The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. As in the earlier matter, the Company is collecting documentation which will work to reduce the personal income tax portion of the assessment. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a purported class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. The Plaintiff filed a Motion for Class Certification on November 2, 2006. The Company opposed the Motion. A hearing was held on December 12, 2006, and on December 14, 2006, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a Notice of Appeal. Briefs have been filed by both parties, and the Court is expected to schedule an Oral hearing within the next several months.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and that the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint seeks relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages and injunctive relief to prevent further violations. The truck leasing claims seek unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted.
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
An Increase in Claims May Expose Us to Losses
We utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at April 30, 2008 were independent contractor owner-operators. We are currently a party to purported class actions brought by former drivers in California and New York alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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

DYNAMEX INC.

Item 1 of this Form 10-Q.
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

DYNAMEX INC.

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

DYNAMEX INC.
Dated: June 6, 2008	by	/s/ Richard K. McClelland
Richard K. McClelland
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: June 6, 2008	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Vice President — Chief Financial Officer (Principal Financial Officer)

Dated: June 6, 2008	by	/s/ Samuel T. Hicks
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