Form 10-K
period 2008-07-31
DYNAMEX INC
filed 2008-10-14
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2008 was approximately $255,059,070.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of September 30, 2008 was 9,921,968 shares.
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
General
     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of business centers, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers local and regional distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services as well as fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company’s on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company’s operation and management of customers’ mailrooms. In Fiscal Year (FY) 2006, in conjunction with its franchising activities the Company began to license its technology and certain business processes primarily to small, privately held same-day transportation companies in order to increase market share, penetrate new markets and increase operational efficiencies.
Industry Overview
     The delivery and logistics industry is large, highly fragmented and growing. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. The same-day delivery and logistics industry in the United States and Canada consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. Relative to smaller operators in the industry, the Company believes that national operators, such as the Company, benefit from several competitive advantages including: national brand identity, professional management, the ability to service accounts on a multi-market basis and centralized administrative and management information systems.
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
     Focus on Primary Services. The Company operates in one reportable business segment, same day delivery services, with two primary service offerings: (i) same-day, point-to-point on-demand delivery services and (ii) same-day local and regional distribution services including outsourcing services such as fleet management and facilities management. The Company focuses its same-day on-demand delivery business on transporting non-faxable, time sensitive items throughout metropolitan areas. By delivering items of greater weight over longer distances and providing value added on-demand services such as non-technical swap-out of failed equipment, the Company expects to raise the yield per delivery relative to the yield generated by delivering documents within a central business district. Additionally, these value added services are generally less vulnerable to price competition than traditional on-demand delivery services. Also, the Company intends to capitalize on the market trend towards outsourcing transportation requirements by concentrating its logistics services in same-day local and regional distribution and fleet management. The delivery transactions in a fleet management and distribution program are recurring in nature, thus creating the potential for long-term customer relationships.
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
     License Technology and Business Practices. Over the last ten years, the Company has developed industry leading proprietary software and has documented its business processes and practices. In fiscal year 2006, the Company began to franchise its technology and certain business processes to smaller, privately-owned industry participants in order to increase and solidify market share in existing markets, expand to and penetrate new markets, and increase operational efficiencies and decrease operational costs. At the end of our 2008 fiscal year, we had signed agreements with franchisees that cover 44 markets in various locations in the U.S. and Canada.
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
     Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or drivers respond to a customer’s request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company’s ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 33%, 33%, and 38% respectively, of the Company’s sales were generated from same-day on-demand delivery services.
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
     The Company’s distribution outsourcing services include fleet management and mailroom or other facilities management, such as maintenance of call centers for inventory tracking and delivery. With its distribution outsourcing services, the Company is able to apply its same-day delivery capability and logistics experience to design and manage efficient delivery systems for its customers. The distribution outsourcing service offerings can expand or contract depending on the customer’s needs. Management believes that the distribution outsourcing trend has resulted in many customers increasing their use of third-party providers for a variety of delivery services.
     The largest component of the Company’s distribution outsourcing services is fleet management. With its fleet management service, the Company provides transportation services primarily for customers that previously managed such operations in-house. This service is generally provided with a fleet of dedicated vehicles that can range from passenger cars to tractor-trailers (or any combination) and may display the customer’s logo and colors. In addition, the Company’s on-demand delivery capability may supplement the dedicated fleet as necessary, thereby allowing a smaller dedicated fleet to be maintained than would otherwise be required. The Company’s fleet management services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. Because the Company does not own delivery vehicles, but instead contracts with drivers who do, the Company’s fleet management solutions are not limited by the Company’s need to utilize its own fleet.
     By outsourcing their fleet management, the Company’s customers (i) utilize the Company’s distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees
     For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 67%, 67%, and 62%, respectively, of the Company’s sales were generated from same-day local and regional distribution services.
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
Operations
     The Company’s operations are divided into regions, six U.S. and six Canadian, with each of the Company’s approximately 48 business centers assigned to the appropriate region. Business center operations are locally managed with regional and national oversight and support provided as necessary. A business center manager is assigned to each business center and is accountable for all aspects of such business center operations including its profitability. Each business center manager reports to a regional manager with similar responsibilities for all business centers within his region. Certain administrative and marketing functions may be centralized for multiple business centers in a given city or region. Dynamex believes that the strong operational and sales and marketing background of its senior management is important to building brand identity throughout the United States and Canada while simultaneously overseeing and encouraging individual managers to be successful in their local markets.
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
     The largest component of the Company’s distribution outsourcing services is its fleet management. Fleet management services are coordinated by the Company’s logistics specialists who have experience in designing, implementing and managing integrated networks for transportation services. Based upon the specialist’s analysis of a customer’s fleet and distribution requirements, the Company develops a plan to optimize fleet configuration and route design. The Company provides the vehicles and drivers necessary to implement the fleet management plan. Such vehicles and drivers are generally dedicated to a particular customer and may display the customer’s name and logo on its vehicles. The Company can supplement these dedicated vehicles and drivers with its on-demand capability as necessary.
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
     Substantially all of the Dynamex drivers are independent contractor owner-operators who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as payment for their services. Management believes that this creates a higher degree of responsiveness on the part of its drivers as well as significantly lowering the capital required to operate the business and reduces the Company’s fixed costs.
Sales and Marketing
     The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The total sales force including management, national and local sales representatives and administrative support totaled 96 persons at July 31, 2008. The Company’s national sales force, comprised of 15 national account representatives supported by two managers, focus on regional and national customers who can utilize its services on a multi-market basis. Sixty-three local employee sales representatives supported by ten sales managers and two administrative employees target business opportunities in their local market, and four specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company’s sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company’s national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.
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
Customers
     The Company’s target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, retail, office products, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. During the years ended July 31, 2008, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.6%, 14.2% and 10.6%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 27%, 28% and 25% of the Company’s consolidated sales for the years ended July 31, 2008, 2007 and 2006, respectively.
     A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 38%, 38% and 36% of the Company’s sales, respectively, were generated in Canada. See Note 14 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
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
Intellectual Property
     The Company has registered “DYNAMEX”, “DXFRANCHISE POWERED BY DYNAMEX”, “POWERED BY DYNAMEX”, “DYNAMEX DELIVERS NOW”, “DXNOW.COM” AND “STRATEGIC STOCKING LOCATIONS” as federal trademarks in the Canadian Intellectual Office and the U.S. Patents and Trademark’s office for federal trademark registration of such names. No assurance can be given that any such registration will be granted in the U.S., or that if granted, such registration will be effective to prevent others from using the trademark concurrently or to allow the Company to use the trademark in certain locations.
Employees
     At July 31, 2008, the Company had approximately 2,000 employees, of whom approximately 1,000 were employed in various management, supervisory, sales, administrative, and other corporate positions and approximately 1,000 were employed as messengers and mailroom workers. Additionally at July 31, 2008, the Company had contracts with approximately 4,600 independent contractor owner-operator drivers. Management believes that the Company’s relationship with such employees and independent contractor owner-operators is good. See “Risk Factors — Certain Tax Matters Related to Drivers.”
     Of the approximately 4,600 independent contractor owner-operator drivers used by the Company as of July 31, 2008, approximately 1,700 are located in Canada and approximately 2,900 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 70% are represented by major international labor unions. Management believes that the Company’s relationship with such unions is good. Unions represent none of the Company’s U.S. employees, drivers or messengers.
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
An Increase in Claims May Expose Us to Losses
     As of July 31, 2008, we utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per-occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
     Substantially all of our independent contractor owner-operator drivers at July 31, 2008 were independent contractors who own their own vehicles. We do not pay or withhold any federal, state or provincial employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the U.S. and Canada have sought to assert that independent contractor owner-operators in the transportation industry, including those utilized by us, are employees, rather than independent contractors. We believe that the independent contractor owner-operators utilized by us are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, federal (U.S. and Canadian), state, provincial authorities or independent contractors may challenge this position, and other laws or regulations, including tax laws, or interpretations thereof, may be changed. If, as a result of any of the foregoing, we were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, our operating costs would increase. Additionally, if we are required to pay back-up withholding with respect to amounts previously paid to such drivers, we may also be required to pay penalties or be subject to other liabilities. Any of the foregoing circumstances may adversely impact our financial condition and results of operations, and/or compel us to restate financial information from prior periods. See “Business — Services” and “— Employees.”
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
Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
     Slightly more than one-third of our operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in our consolidated financial statements. The Canadian dollar is the functional currency for the Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income for such period. We historically have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
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
     The Company leased facilities in 84 locations at July 31, 2008. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Location	Leased Properties

Canada
Alberta	4
British Columbia	6
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	13
Quebec	3
Saskatchewan	2

Canadian Total	32

Number of
Location	Leased Properties
United States
Arizona	1
California	11
Colorado	1
Connecticut	1
Delaware	1
Florida	1
Georgia	1
Illinois	2
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
Nevada	1
New Jersey	3
New York	6
North Carolina	2
Ohio	1
Pennsylvania	3
Tennessee	1
Texas	6
Virginia	3
Washington	2

United States Total	52

Total	84

     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required.
     Facility rental expense for the fiscal years ended July 31, 2008, 2007 and 2006 was approximately $10.6 million, $9.8 million and $7.8 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS
     The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which was for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company subsequently pursued an administrative appeal of the denial of its Refund Claim. The California Unemployment Appeals Board upheld the denial following an evidentiary hearing in May. After weighing the cost, management time, and legal fees involved in an appeal to a California court against the value of the potential recovery, the Company made a business decision not to pursue further appeals. The decision has no legal effect on other audits conducted by the EDD.
     The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. As in the earlier matter, the Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
     On April 15, 2005, a putative class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s Motion for Class Certification was denied in December 2006, and appealed by Plaintiff. Following the exchange of Briefs, an Appellate Hearing was held in August, 2008. The Appellate Court determined that the Trial Court’s denial of Plaintiff’s earlier Motion to Compel Disclosure of the names and contact information for all members of the putative class prejudiced Plaintiff’s ability to support his Motion for Class Certification. The ruling reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and eventual re-hearing of the Motion.
     On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and that the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint sought relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages and injunctive relief to prevent further violations. The truck leasing claims sought unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted. Following various written discovery, Plaintiffs voluntarily dismissed the wage claims, With Prejudice, and the transportation law claims, Without Prejudice.
     On July 25, 2008, two California independent contractor drivers filed a purported class action suit alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 California case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. A Hearing is scheduled for early November, 2008.
     The Company believes that all independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend these various actions. Given the nature and preliminary status of the existing claims, however, the Company cannot yet determine with certainty the amount of any alleged liability or reasonable range of potential loss in these matters, if any.

     The Company is a party to other legal proceedings and claims arising in the ordinary course of its business. Overall, the Company believes that the ultimate liability, if any and resolution of these pending legal proceedings and claims will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

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

	Bid
Fiscal 2008	High	Low

First Quarter	$29.95	$23.50
Second Quarter	30.47	22.70
Third Quarter	26.46	21.55
Fourth Quarter	29.57	23.05

Fiscal 2007	High	Low

First Quarter	$22.42	$19.00
Second Quarter	24.86	20.51
Third Quarter	27.39	22.56
Fourth Quarter	29.00	23.65
Stock Price Performance
     Set forth below is a line graph indicating the stock price performance of the Company’s common stock for the period beginning August 1, 2003 and ending July 31, 2008 as contrasted with the Nasdaq Composite Index ** and the AMEX Composite Index and the Russell 2000 Stock Index***. The graph assumes that $100 was invested at the beginning of the period and has been adjusted for any stock dividends distributed after August 1, 2008. No cash or stock dividends have been paid during this period.

COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG DYNAMEX INC.,
NASDAQ COMPOSITE INDEX, AMEX COMPOSITE INDEX
AND RUSSELL 2000 INDEX
ASSUMES $100 INVESTED ON AUGUST 1, 2003
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JULY 31, 2008

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
     Holders — At September 30, 2008, the approximate number of holders of record of common stock was 238.
     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividends in fiscal 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
     Securities Authorized for Issuance Under Equity Compensation Plans — The following table provides information regarding the Company’s equity compensation plan as of July 31, 2008.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
	outstanding options,	price of outstanding	issuance under equity
Plan category	warrants and rights	options, warrants and rights	compensation plans

Equity compensation plans approved by security holders	512,250	$20.66	1,059,500
Equity compensation plans not approved by security holders	—	—	—

Total	512,250	$20.66	1,059,500

     Common Stock Repurchase — As of July 31, 2008, the Board of Directors had authorized management to purchase up to $58 million of Dynamex Inc. common stock on the open market. As of that date, the Company had repurchased a total of 1,962,000 shares at an average price of $20.07 per share for a total dollar cost of $39,368,000. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the year ended July 31, 2008, the Company repurchased a total of 121,000 shares at an average price of $24.51 per share for a total dollar cost of $2,966,000. Subsequent to July 31, 2008, the Company repurchased 281,800 shares of Dynamex common stock at an average price of $27.95 per share, leaving a balance of $10,756,000 in the authorization. The Board of Directors increased the share repurchase authorization by $20 million on September 16, 2008. Management intends to continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
     The following table sets forth the purchases made during each month of the fourth quarter of the Company’s fiscal year ended July 31, 2008:

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan
May 1 to May 31, 2008	105,800	$24.06	105,800	$19.1 million
July 1 to July 31, 2008	15,200	$27.61	15,200	$18.6 million
All purchases were made pursuant to a publicly announced program approved by the Board of Directors of the Company authorizing management to acquire up to $58 million of the Company’s common stock with no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA
     The following selected historical financial and other data for the three years ended July 31, 2008 and the balance sheet data at July 31, 2008 and 2007 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial and other data for the two years ended July 31, 2005 and 2004 and the balance sheet data at July 31, 2006, 2005 and 2004 have been derived from the consolidated financial statements of the Company not appearing herein. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statements of operations data:
Sales	$455,776	$413,774	$358,374	$321,103	$287,856
Cost of sales	334,378	304,339	259,311	232,023	206,487

Gross profit	121,398	109,435	99,063	89,080	81,369
Selling, general and administrative expenses (1)	93,360	85,341	77,125	69,049	64,026
Depreciation and amortization	2,825	2,357	1,931	1,648	1,890
(Gain) loss on disposal of property and equipment	(8)	(20)	1	(21)	(41)

Operating income	25,221	21,757	20,006	18,404	15,494
Interest expense, net	232	299	295	466	1,406
Other (income) expense, net (2)	(516)	(2,079)	(275)	(226)	(182)

Income before income taxes	25,505	23,537	19,986	18,164	14,270
Income taxes (3)	9,722	8,575	7,594	6,979	1,437

Net income	$15,783	$14,962	$12,392	$11,185	$12,833

Earnings per share:
basic	$1.55	$1.41	$1.12	$0.97	$1.13

diluted	$1.53	$1.39	$1.11	$0.95	$1.11

Weighted average common shares outstanding:
basic	10,207	10,612	11,057	11,544	11,314
diluted	10,297	10,738	11,197	11,804	11,532

Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (4)
Net income	$15,783	$14,962	$12,392	$11,185	$12,833
Adjustments:
Income taxes	9,722	8,575	7,594	6,979	1,437
Interest expense, net	232	299	295	466	1,406
Depreciation and amortization	2,825	2,357	1,931	1,648	1,890

EBITDA	$28,562	$26,193	$22,212	$20,278	$17,566

	July 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance sheet data:
Working capital	$39,874	$23,337	$18,889	$22,917	$16,704
Total assets	138,624	121,040	110,525	109,475	102,072
Long-term debt, excluding current portion	—	—	905	8	10,000
Stockholders’ equity	97,634	81,409	79,212	83,896	69,310

1)	Selling, general and administrative expenses include salaries, wages and employee benefits as well as facility costs, communication, travel and entertainment, office supplies, equipment rentals and general corporate expenses.

2)	The increase in other income in the year ended July 31, 2007, is principally attributable to the resolution of inter-company, cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available U.S. net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on cash settlement of those inter-company charges. These inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. The result was to increase net income by $972,000, $0.09 per fully diluted share, for the 2007 year. See Footnote 13 of Notes to the Consolidated Financial Statements for additional information.

3)	Income tax expense for the year ended July 31, 2004, was reduced by $3.7 million as a result of recognizing the tax benefit of U.S. net operating loss carryforwards of approximately $10.6 million that were not recognized in prior years due to uncertainty in those prior periods. Accordingly, net income increased $3.7 million, $0.32 per fully diluted share for 2004. Without the income tax adjustment, fully diluted earnings per share for the year ending July 31, 2004 would have been reported as $0.79.

4)	EBITDA is defined as income excluding interest, taxes, depreciation and amortization (as presented on the face of the income statement). EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
     Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company are independent contractor owner-operators who provide their own vehicles as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that delivery personnel are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
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
     During the years ended July 31, 2008, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.6%, 14.2% and 10.6%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 27%, 28% and 25% of the Company’s consolidated sales for the years ended July 31, 2008, 2007 and 2006, respectively.
     The Company has no significant investment in transportation equipment. Depreciation and amortization expense primarily relates to office, communication, IT equipment and software, leasehold improvements and intangible assets, which are primarily customer lists.
     A significant portion of the Company’s sales is generated in Canada. For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 38%, 38%, and 36%, respectively, of the Company’s sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company’s operations in the U.S. and Canada are similar.
     The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2008 compared to July 31, 2007 and increased during the fiscal year ending July 31, 2007 compared to July 31, 2006. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales and net income. Management does not believe that the effect of these changes on the Company’s net income for the fiscal years ended July 31, 2008, 2007 and 2006 has been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material effect on the Company’s business, financial condition or results of operations.
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
     Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. The Company tests goodwill for impairment at least annually. The Company has two reporting units for the purposes of assessing potential future impairments of goodwill, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year. Based on this test, the Company determined that no impairment exists during the three years ended July 31, 2008. Other intangible assets are being amortized over periods ranging from 3 to 25 years.

     Other assets — Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2008 and 2007 amount to $1,172 thousand and $1,381 thousand, respectively.
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
     Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The allowance for doubtful accounts represented approximately 1.9% of accounts receivable at July 31, 2008 compared to approximately 2.0% at July 31, 2007.
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
     The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006, respectively: dividend yield of 0% for all years; expected volatility of 43%, 44%, and 51%; risk-free interest rate of 3.9%, 4.6%, and 4.3%, and expected lives of an average of 7.2, 7.2 and 5.3 years for options granted to employees and of 6.8, 6.8 and 7.7 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2008, 2007 and 2006 was $14.80, $11.97 and $8.82, respectively.
     As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2008, 2007 and 2006 amounted to $1,180,000, $771,000 and $717,000, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2008, the anticipated effect on net income for fiscal 2009, net of taxes, will be approximately $810,000.

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

Results of Operations
     The following table sets forth for the periods indicated certain items from the Company’s consolidated statement of operations, expressed as a percentage of sales:

	Years Ended July 31,
	2008	2007	2006

Sales	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	65.9%	65.4%	65.0%
Other direct costs	7.5%	8.1%	7.3%

Cost of sales	73.4%	73.5%	72.3%

Gross profit	26.6%	26.5%	27.7%
Selling, general and administrative expenses:
Salaries and employee benefits	14.4%	14.1%	15.0%
Other	6.1%	6.5%	6.5%

Selling, general and administrative expenses	20.5%	20.6%	21.5%

Depreciation and amortization	0.6%	0.6%	0.5%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%

Operating income	5.5%	5.3%	5.7%

Interest expense	0.0%	0.1%	0.1%
Other (income) expense, net	-0.1%	-0.5%	0.1%

Income before income taxes	5.6%	5.7%	5.7%

Income taxes	2.1%	2.1%	2.1%

Net income	3.5%	3.6%	3.6%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Years Ended July 31,
	2008		2007		2006
Sales by service type:
On demand	$148,410	32.6%	$137,418	33.2%	$134,179	37.5%
Scheduled/distribution	307,366	67.4%	276,356	66.8%	224,195	62.5%

Total sales	$455,776	100.0%	$413,774	100.0%	$358,374	100.0%

Sales by country:
United States	$280,583	61.6%	$257,025	62.1%	$230,768	64.4%
Canada	175,193	38.4%	156,749	37.9%	127,606	35.6%

Total sales	$455,776	100.0%	$413,774	100.0%	$358,374	100.0%

Year Ended July 31, 2008 Compared to Year Ended July 31, 2007
     Net income for the year ended July 31, 2008 was $15.8 million ($1.53 per fully diluted share) compared to $15.0 million ($1.39 per fully diluted share) for the year ended July 31, 2007. Net income for the year ended July 31, 2007, was favorably impacted by approximately $972,000 ($0.09 per fully diluted share) from the settlement of prior year cross border transfer pricing issues between the U.S. and Canada. See Footnote 13 of the Notes to the

Condensed Consolidated Financial Statements.
Sales for the year ended July 31, 2008 were $456 million, a $42 million (10.2%) increase over the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 11.4% over the prior year period, which had the effect of increasing sales for the year ended July 31, 2008 by approximately $17.6 million (4.2%). Also, management estimates that approximately 2.7% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 3.6% for the year ended July 31, 2008 (6.7% in the U.S. and -1.9% in Canada). Canadian sales, including fuel surcharges, increased approximately 0.2% in Canadian dollars in the current fiscal year compared to last year. Sales for the year ended July 31, 2007 include sales for services provided on an interim basis to one customer in Canada of approximately $11 million U.S. Excluding the temporary sales last year in Canada, the core growth rate per day was approximately 6.3%. The remaining sales increase is primarily attributable to volume increases from the expansion of business with existing and new customers. Price increases did not account for a substantial increase in FY2008 sales.
     Cost of sales for the year ended July 31, 2008 increased $30 million, or 9.9%, to $334 million from $304 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.4% for the year ended July 31, 2008, compared to 73.5% for the year ended July 31, 2007. Purchased transportation costs were 65.9% of sales this year compared to 65.4% last year, partially due to the decline in on-demand sales as a percentage of total sales in the year ended 2008 compared to the prior year. Although on-demand sales increased slightly this year compared to the prior year, it represented only 32.6% of total sales compared to 33.2% last year, as distribution sales increased 11%. The decrease in other cost of sales from 8.1% last year to 7.5% this year is primarily due to the year-over-year improvement from the optimization of the operations of new business started during the last fiscal year.
SG & A expenses for the year ended July 31, 2008 increased $8.0 million, or 9.4%, to $93 million compared to the prior year. As a percentage of sales, SG & A expenses were 20.5% for the year ended July 31, 2008, compared to 20.6% in the same period last year. Approximately $3.3 million of the increase is attributable to the stronger Canadian dollar with the balance primarily attributable to the impact of additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage. As the core growth rate accelerates above the current level, management expects to realize additional leverage from its relatively fixed cost infrastructure.
For the year ended July 31, 2008, depreciation and amortization was $2,825,000 compared to $2,357,000 for the same period in the prior year. The increase is primarily attributable to the lessor financed leasehold improvements that occurred during fiscal year 2007. Management expects the level of depreciation and amortization expense to increase next year due to the higher level of planned capital expenditures in FY 2009 above historical levels.
     Other income, net for the year ended July 31, 2008, was $516,000 compared to $2,079,000 for the same period in the prior year. This decrease is principally attributable to the prior year resolution of cross-border transfer pricing issues between Canada and the U.S. for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense in the U.S. as the Company had available net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on cash settlement of those inter-company charges. The inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. See Footnote 13 of the Notes to the Condensed Consolidated Financial Statements.
     Interest expense was $232,000, a decrease of $67,000 or 22.4% for the year ended July 31, 2008.
     The effective income tax rate was 38.1% for the current year compared to 36.4% for the prior year. The higher income rate this year results from the higher proportion of pre-tax income generated in the U.S. than the previous year. The Company’s current year effective income tax rate in the U.S. was approximately 41.6% and 33.3% in Canada. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues, the prior year income tax expense would have been approximately $8.2 million, 36.9% of income before taxes. See Footnote 8 of the Notes to the Condensed Consolidated Financial Statements.

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
Sales for the year ended July 31, 2007 were $414 million, a $56 million (15.5%) increase over the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar increased 2.6% over the prior year period, which had the effect of increasing sales for the year ended July 31, 2007 by approximately $3.9 million (1.1%). Also during the period, fuel surcharges included in consolidated sales were essentially unchanged this year compared to last year. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was approximately 14.2% for the year ended July 31, 2007 (11.2% in the U.S. and 19.6% in Canada). Canadian sales, including fuel surcharges, increased approximately 19.7% in Canadian dollars in the current fiscal year compared to last year. Sales for the year ended July 31, 2007 include sales for services provided on an interim basis to one customer in Canada of approximately $10 million U.S. (approximately $3 million for the three months ended July 31, 2007). The remaining sales increase is primarily attributable to volume increases from the expansion of business with existing and new customers. Management estimates that price increases accounted for substantially less than 5% of the increase in sales in FY 2007.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the fiscal years ended July 31, 2008, 2007 and 2006 were $16.4 million, $24.6 million and $15.5 million, respectively. The reduced level of cash provided this year is primarily attributable to the $4.7 million payment in August 2007 for stock repurchase transactions consummated and accrued in FY 2007, higher cash taxes paid in the current year and the benefit last year from lessor financed leasehold improvements and non-cash rent expense.
     Net cash used in investing activities declined $1.6 million in FY 2008 compared to the prior year. The prior year included approximately $2.0 million for leasehold improvements that were financed by the lessor while the current year includes approximately $500 for acquisition of customer lists. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
     As of July 31, 2008, The Board of Directors had authorized management to purchase up to $58 million of Dynamex Inc. common stock on the open market. As of that date, the Company had repurchased a total of 1,962,000 shares at an average price of $20.07 per share for a total dollar cost of $39.4 million. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the year ended July 31, 2008, the Company repurchased a total of 121,000 shares at an average price of $24.51 per share for a total dollar cost of $3.0 million. Subsequent to July 31, 2008, the Company repurchased 281,800 shares of Dynamex common stock at an average price of $27.95 per share, leaving a balance of $10.8 million in the authorization. The Board of Directors increased the share repurchase authorization by $20 million on September 16, 2008. Management intends to continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
     Our revolving credit facility was initially established in 2004 and last amended in September 17, 2008. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At July 31, 2008, there were $6.1 million letters of credit issues but no outstanding borrowings under the revolving credit agreement.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Compliance Area	Covenant	Level at July 31, 2008
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.20 to 1.00
Total indebtedness	$20 million, including LOC’s	$6.1 million
Letters of credit sublimit	$7.5 million	$6.1 million
Maximum treasury stock purchases in any fiscal year	$20 million	$3.0 million
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	1.75 to 1.00
     Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations, capital requirements and common stock repurchases.

Contractual Obligations
     The following table sets forth the Company’s contractual commitments as of July 31, 2008 for the periods indicated (in thousands):

		Less than
	Total	1 year	1 — 3 years	3 — 5 years	Thereafter

Operating Leases	$37,796	$10,851	$15,438	$7,480	$4,027

     The Company has entered into an employment agreement with its President and CEO which provides for the payment of a base salary in the annual amount of $525,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. On September 16, 2008 the Company's Board of Directors approved a special compensation award to the Company's President and CEO of $1.5 million in cash. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.7 million and $4.1 million. As of July 31, 2008 the Company had outstanding letters of credit totaling $6.1 million.
Income Taxes
     The provision for income taxes was $9.7 million in fiscal 2008 compared to $8.6 million and $7.6 million in the years ended July 31, 2007 and 2006, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes, changes in the valuation allowance on net operating loss carry forwards and foreign tax credits, and other expenses that are non-deductible for tax purposes.
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
Inflation
     The Company believes that it is experiencing some inflationary impacts from the rapid rise in fuel prices and will, along with other segments of the economy, experience further impacts of inflation in the form of utility cost and other cost increases. However, such inflationary pressures have not had a material effect on the Company’s results of operations for fiscal 2008. There can be no assurance the Company’s business will not be affected by inflation in the future.
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

     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $17.4 million and a decrease in net income of approximately $0.7 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
     The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company has notice of amendments to, or waivers of, the code posted on the Company’s internet website at the internet address: http://www.dynamex.com. Copies of the code may be obtained free of charge from the Company’s website at the above internet address.

ITEM 11.	EXECUTIVE COMPENSATION
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
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
Ray E. Schmitz, Vice-President and Chief Financial Officer
Dated: October 14, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October xx, 2008.

Name	Title

/s/ Richard K. McClelland Richard K. McClelland	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Ray E. Schmitz Ray E. Schmitz	Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Gilbert Jones Gilbert Jones	Corporate Controller (Principal Accounting Officer)

/s/ Wayne Kern Wayne Kern	Director

/s/ Stephen P. Smiley Stephen P. Smiley	Director

/s/ Brian J. Hughes Brian J. Hughes	Director

/s/ Bruce E. Ranck Bruce E. Ranck	Director

/s/ Craig R. Lentzsch Craig R. Lentzsch	Director

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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2008.
Dynamex Inc.’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report dated October 14, 2008 on the effectiveness of Dynamex Inc.’s internal control over financial reporting. That report is included herein.

/s/ Richard K. McClelland	/s/ Ray E. Schmitz
Richard K. McClelland	Ray E. Schmitz
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	Vice President, Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 8 to the consolidated financial statements, effective August 1, 2007, the Company changed its method of accounting for income taxes to conform to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
October 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the internal control over financial reporting maintained by Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2008. Our report dated October 14, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
October 14, 2008

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2008 and 2007
(in thousands, except per share data)

	2008	2007

ASSETS
CURRENT
Cash and cash equivalents	$19,888	$8,857
Accounts receivable (net of allowance for doubtful accounts of $915 and $866, respectively)	47,288	42,649
Income taxes receivable	1,546	1,092
Prepaid and other current assets	4,429	3,559
Deferred income taxes	3,504	3,136

Total current assets	76,655	59,293

PROPERTY AND EQUIPMENT — net	8,670	8,495
GOODWILL	48,109	47,613
INTANGIBLES — net	808	326
DEFERRED INCOME TAXES	—	1,398
OTHER	4,382	3,915

Total assets	$138,624	$121,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$12,621	$15,426
Accrued liabilities	24,160	20,530

Total current liabilities	36,781	35,956

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	4,209	3,675

Total liabilities	40,990	39,631

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 10,148 and 10,145 outstanding, respectively	101	101
Additional paid-in capital	45,311	45,671
Retained earnings	46,905	31,122
Accumulated other comprehensive income:
Cumulative translation adjustment	5,317	4,515

Total stockholders’ equity	97,634	81,409

Total liabilities and stockholders’ equity	$138,624	$121,040

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2008, 2007 and 2006
(in thousands except per share data)

	2008	2007	2006

Sales	$455,776	$413,774	$358,374
Cost of sales:
Purchased transportation	300,211	270,910	233,084
Other direct costs	34,167	33,429	26,227

Cost of sales	334,378	304,339	259,311

Gross profit	121,398	109,435	99,063

Selling, general and administrative expenses:
Salaries and employee benefits	65,639	58,420	53,707
Other	27,721	26,921	23,418

Selling, general and administrative expenses	93,360	85,341	77,125

Depreciation and amortization	2,825	2,357	1,931
(Gain) loss on disposal of property and equipment	(8)	(20)	1

Operating income	25,221	21,757	20,006

Interest expense	232	299	295
Other income, net	(516)	(2,079)	(275)

Income before income taxes	25,505	23,537	19,986

Income taxes	9,722	8,575	7,594

Net income	$15,783	$14,962	$12,392

Basic earnings per common share	$1.55	$1.41	$1.12

Diluted earnings per common share	$1.53	$1.39	$1.11

Weighted average shares:
Common shares outstanding	10,207	10,612	11,057
Adjusted common shares — assuming exercise of stock options	10,297	10,738	11,197
See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2008, 2007 and 2006
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE AT JULY 31, 2005	11,612	$116	$77,196	$3,768	$2,816	$83,896
Issuance of common stock, including tax benefit of $1,044	245	3	2,126			2,129
Stock option compensation			717			717
Treasury stock purchase and retirement	(1,219)	(13)	(21,525)			(21,538)
Net income				12,392		12,392
Unrealized foreign currency translation adjustment					1,616	1,616

Total comprehensive income						14,008

BALANCE AT JULY 31, 2006	10,638	106	58,514	16,160	4,432	79,212

Issuance of common stock, including tax benefit of $142	128	1	1,244			1,245
Stock option compensation			771			771
Treasury stock purchase and retirement	(621)	(6)	(14,858)			(14,864)
Net income				14,962		14,962
Unrealized foreign currency translation adjustment					83	83

Total comprehensive income						15,045

BALANCE AT JULY 31, 2007	10,145	101	45,671	31,122	4,515	81,409

Issuance of common stock, including tax benefit of $328	124	1	1,425			1,426
Stock option compensation			1,180			1,180
Treasury stock purchase and retirement	(121)	(1)	(2,965)			(2,966)
Net income				15,783		15,783
Unrealized foreign currency translation adjustment					802	802

Total comprehensive income						16,585

BALANCE AT JULY 31, 2008	10,148	$101	$45,311	$46,905	$5,317	$97,634

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$15,783	$14,962	$12,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,825	2,357	1,931
Amortization of deferred bank financing fees	10	28	24
Provision for losses on accounts receivable	1,039	499	695
Stock option compensation	1,180	771	717
Deferred income taxes	1,472	3,368	1,716
Lessor financed leasehold improvements	—	1,997	—
Non-cash rent expense	49	860	—
(Gain) loss on disposal of property and equipment	(8)	(19)	1
Changes in current operating assets and liabilities:
Accounts receivable	(5,678)	(6,722)	(5,417)
Prepaids and other current assets	(1,405)	(105)	(1,377)
Accounts payable and accrued liabilities	1,087	6,589	4,837

Net cash provided by operating activities	16,354	24,585	15,519

INVESTING ACTIVITIES
Purchase of property and equipment	(2,845)	(4,961)	(2,193)
Cash payment for acquisition	(491)	—	—
Purchase of investments	(322)	(278)	(160)

Net cash used in investing activities	(3,658)	(5,239)	(2,353)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	(5)	(3)
Net (payments) receipts under line of credit	—	(900)	900
Proceeds from stock option exercise	1,099	1,103	1,084
Tax benefit realized from exercise of stock options	328	142	1,044
Purchase and retirement of treasury stock	(2,966)	(14,864)	(21,538)
Other assets and deferred financing fees	(176)	(1,212)	(964)

Net cash used in financing activities	(1,715)	(15,736)	(19,477)

EFFECT OF EXCHANGE RATES ON CASH	50	(811)	691

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,031	2,799	(5,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,857	6,058	11,678

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,888	$8,857	$6,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$157	$262	$304

Cash paid for taxes	$8,043	$5,226	$6,910

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2008 and 2007, the net book value of capitalized software costs was $1,554 and $2,291, respectively. Amortization expense related to capitalized software was $756, $737 and $626 in fiscal years 2008, 2007 and 2006, respectively.
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
The Company’s customers are not concentrated in any specific geographic region or industry. During the years ended July 31, 2008, 2007 and 2006, sales to Office Depot, Inc. represented approximately 14.6%, 14.2% and 10.6%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 27%, 28% and 25% of the Company’s consolidated sales for the years ended July 31, 2008, 2007 and 2006, respectively.
A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 38%, 38% and 36% of the Company’s sales, respectively, were generated in Canada. See Note 14 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
Office Depot represented approximately 10.5% of the net accounts receivable at July 31, 2008 and July 31, 2007. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Goodwill and intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, performs a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2008. Based on this test, no impairment was indicated. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2008, 2007 and 2006 totaled $81, $51 and $51, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $153 for the year 2009, $116 for 2010, $33 for 2011, $23 for 2012 and $19 for 2013.
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
Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and aging category. If the financial condition of the Company’s customers were to deteriorate, thus impairing their ability to make required payments, additional allowances may be required. The Company’s allowance at July 31, 2008 is approximately 1.9% of outstanding accounts receivable compared to approximately 2.0% at July 31, 2007.
Financial instruments — Carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.
Financing costs — During the fiscal years ended July 31, 2008, 2007, and 2006, the Company capitalized $0, $3 and $74, respectively of costs incurred in connection with debt financings and amendments. These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $10 in 2008, $32 in 2007 and $24 in 2006.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2008 and 2007 amount to $1,172 and $1,381, respectively.
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
The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006, respectively: dividend yield of 0% for all years; expected volatility of 43%, 44%, and 51%; risk-free interest rate of 3.9%, 4.6%, and 4.3%, and expected lives of an average of 7.2 years for options granted to employees and of 6.8 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2008, 2007 and 2006 was $14.80, $11.97 and $8.82, respectively.
As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2008, 2007 and 2006 amounted to $1,180, $771 and $717, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2008, the anticipated effect on net income for fiscal 2009, net of taxes, will be approximately $810.

Net income per share — Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period determined using the treasury stock method. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 146, 20 and 10 shares of common stock at July 31, 2008, 2007 and 2006, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.
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
New accounting pronouncements — In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurement,” This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the effect of this pronouncement, but does not expect the impact on our consolidated financial statements to be material.
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

	Years Ended July 31,
	2008	2007	2006

Net income	$15,783	$14,962	$12,392

Weighted average common shares outstanding	10,207	10,612	11,057
Common share equivalents related to options	90	126	140

Common shares and common share equivalents	10,297	10,738	11,197

Basic earnings per common share	$1.55	$1.41	$1.12

Diluted earnings per common share	$1.53	$1.39	$1.11

3.	INTANGIBLES
Intangibles consist of the following:

	July 31,
	2008	2007
Carrying amount:
Deferred bank financing fees	$132	$132
Customer lists	583	92
Trademarks	470	470

	1,185	694
Less accumulated amortization:
Deferred bank financing fees	(132)	(123)
Customer lists	(59)	(78)
Trademarks	(186)	(167)

	(377)	(368)

Intangibles — net	$808	$326

4.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	July 31,
	2008	2007

Equipment	$20,852	$18,621
Software	8,633	8,592
Furniture	2,098	2,030
Vehicles	544	567
Leasehold improvements	4,066	4,948
Other	—	1

	36,193	34,759
Less accumulated depreciation	(27,523)	(26,264)

Property and equipment — net	$8,670	$8,495

Depreciation expense included in the accompanying consolidated statements of operations for the years ended July 31, 2008, 2007 and 2006 was $2,745, $2,306 and $1,879, respectively.
5.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	July 31,
	2008	2007

Salaries and wages	$3,936	$3,816
Independent contractor settlements	8,067	5,870
Workers’ compensation estimated claims	1,483	1,711
Vehicle liability estimated claims	2,268	2,234
Vacation	2,621	2,400
Deferred revenue	352	177
Taxes — other	1,104	1,100
Other	4,329	3,222

Total accrued liabilities	$24,160	$20,530

6.	LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	July 31,
	2008	2007

Operating leases (a)	$2,327	$2,526
Deferred compensation	1,440	1,149
Deferred income taxes	442	—

Total other long-term liabilties	$4,209	$3,675

a) Operating leases
The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.
Long-Term Debt
The revolving credit facility was initially established in 2004 and last amended in September 17, 2008..The revolving credit facility line of credit is $40 million, has a maturity date of July 31, 2013 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At July 31, 2008, there were $6.1 million letters of credit issues but no outstanding borrowings under the revolving credit agreement The revolving credit facility requires the Company to satisfy certain financial and other covenants. As of July 31, 2008, the Company was in compliance with all financial and other covenants.
7.	COMMITMENTS AND CONTINGENCIES
COMMITMENTS
The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.
At July 31, 2008, minimum annual lease payments for such operating leases are as follows:

Operating
Leases
2009	$10,851
2010	8,845
2011	6,593
2012	4,571
2013	2,909
Thereafter	4,027

$37,796

Rent expense related to operating leases amounted to approximately $16,606, $17,855, and $14,350 for the years ended July 31, 2008, 2007 and 2006, respectively.
The Company has entered into an employment agreement with its President and CEO which provides for the payment of a base salary in the annual amount of $525, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. On September 16, 2008 the Company's Board of Directors approved a special compensation award to the Company's President and CEO of $1.5 million in cash. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $3.7 million and $4.1 million.
CONTINGENCIES
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the bulk of which was for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The Company subsequently pursued an administrative appeal of the denial of its Refund Claim. The California Unemployment Appeals Board upheld the denial following an evidentiary hearing in May. After weighing the cost, management time, and legal fees involved in an appeal to a California court against the value of the potential recovery, the Company made a business decision not to pursue further appeals. The decision has no legal effect on other audits conducted by the EDD.
The California EDD conducted an employment tax audit of the Company’s other California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. As in the earlier matter, the Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a putative class action was filed against the Company by a former Company driver in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s Motion for Class Certification was denied in December 2006, and appealed by Plaintiff. Following the exchange of Briefs, an Appellate Hearing was held in August, 2008. The Appellate Court determined that the Trial Court’s denial of Plaintiff’s earlier Motion to Compel Disclosure of the names and contact information for all members of the putative class prejudiced Plaintiff’s ability to support his Motion for Class Certification. The ruling reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and eventual re-hearing of the Motion.
On October 17, 2007, two former independent contractor drivers in New York filed a purported class action / collective action against the Company in the United States District Court in New York alleging that the Company had unlawfully misclassified its drivers in New York and in the United States as independent contractors rather than as employees, and that the Company had unlawfully failed to comply with the “Truth In Truck Leasing” and “Leasing Regulations” under U.S. Transportation Statutes. The Complaint sought relief under the New York Labor and Wage Statutes and the U.S. Fair Labor Standards Act including payment of wages for all hours worked plus overtime, as well as for reimbursement of business expenses and improper deductions made from driver wages and injunctive relief to prevent further violations. The truck leasing claims sought unspecified amounts by which plaintiffs were underpaid and amounts for which the Company had over deducted. Following various written discovery, Plaintiffs voluntarily dismissed the wage claims, With Prejudice, and the transportation law claims, Without Prejudice.
On July 25, 2008, two California independent contractor drivers filed a purported class action suit alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 California case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. A Hearing is scheduled for early November, 2008.
The Company believes that all independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend these various actions. Given the nature and preliminary status of the existing claims, however, the Company cannot yet determine with certainty the amount of any alleged liability or reasonable range of potential loss in these matters, if any.
The Company is a party to other legal proceedings and claims arising in the ordinary course of its business. Overall, the Company is optimistic and believes that the ultimate liability, if any and resolution of these pending legal proceedings and claims will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

8. INCOME TAXES
The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2008	2007	2006

Canada	$10,598	$10,547	$7,857
United States	14,907	12,990	12,129

	$25,505	$23,537	$19,986

The provision for income tax expense consisted of the following:

	Years ended July 31,
	2008	2007	2006

Current tax expense:
Canada	$3,509	$1,641	$2,784
United States — Federal	3,893	2,935	2,578
United States — States	848	631	517

Total current tax expense	8,250	5,207	5,879

Deferred tax expense:
Canada	12	50	14
United States — Federal	1,242	3,021	1,148
United States — States	218	297	553

Total deferred tax expense	1,472	3,368	1,715

Total income tax provision	$9,722	$8,575	$7,594

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

	July 31,
	2008	2007

Deferred tax asset:
Allowance for doubtful accounts	$276	$254
Amortization of intangibles	—	1,745
Accrued vacation	690	637
Accrued liabilities and other	2,414	2,120
Stock option expense	602	396
Deferred compensation	543	424
WOTC tax credit carryforward	125	125
Capitalized start-up costs	35	35

Total deferred tax benefits	4,685	5,736
Less valuation allowance	—	—

Net deferred tax asset	4,685	5,736

Deferred tax liability:
Fixed assets	(1,185)	(1,202)
Amortization of intangibles	(438)	—

Total deferred tax liability	(1,623)	(1,202)

Net deferred tax asset	$3,062	$4,534

Financial statements:

Current deferred tax asset	$3,504	$3,136

Non-current deferred tax asset (liability)	$(442)	$1,398

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.
During the year ended July 31, 2007, the Company repatriated approximately $3.6 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset substantially all the U.S. income tax liability with foreign tax credits. At July 31, 2007 the Company had utilized substantially all of its foreign tax credit carryforwards.
The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2008. Such earnings were intended to be reinvested indefinitely. The Company intends to repatriate cash in excess of its operating needs from its Canadian operations in FY 2009. As a result, the U.S. effective income tax rate for FY 2009 is expected to be approximately 45%.
Total income tax expense was $9.7 million, 38.1% of income before taxes in the current fiscal year compared to $8.6 million, 36.4% of income before taxes in fiscal year 2007. Excluding the impact of the one-time benefit from the resolution of prior year cross-border transfer pricing issues as shown in Footnote 13 below, income tax expense in fiscal year 2007 would have been approximately $8.2 million, 36.9% of income before taxes. The higher income rate this year results from the higher proportion of pre-tax income generated in the U.S. than the previous year.
The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.
The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2008	2007	2006

Income taxes at statutory rate	$8,927	$8,003	$6,995

Effect on taxes resulting from:
State taxes	1,066	928	823
Impact on NY State net operating loss carryforward from merging subsidiary	—	—	248
Foreign taxes (refunds)	(182)	(1,971)	314
(Increase) decrease in foreign tax credit	—	3,608	(1,504)
Increase (decrease) in valuation allowance	—	(1,724)	430
Other (including permanent differences)	(89)	(269)	288

	$9,722	$8,575	$7,594

9. RESERVE FOR DOUBTFUL ACCOUNTS
The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Additions Charges		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Deductions	Year

Fiscal year ended:
July 31, 2008	$866	$1,039	$990	$915
July 31, 2007	676	499	309	866
July 31, 2006	767	695	786	676
10. STOCK OPTION PLAN
On September 19, 2007, the Company’s Board of Directors approved the 2008 Equity Compensation Plan (the “Equity Plan”), to replace the 1996 Stock Option Plan and reserved a total of 1,200,000 shares for issuance under the Equity Plan, inclusive of 339,579 shares remaining available for issuance under the Company’s 1996 Stock Option Plan (the “Stock Option Plan”) and being transferred to the new Equity Plan. On January 8, 2008, the Equity Plan was approved by the Company’s shareholders. The Equity Plan provides for the granting of incentive stock options and non-qualified stock options and restricted stock. Awards under the Equity Plan may also take the form of stock appreciation rights or performance units. Subject to certain restrictions that are set forth in the plan, the Compensation Committee will have complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination, cancellation and forfeiture provisions. The exercise price of all options granted under the Equity Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options and restricted stock grants vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the date of grant. Performance units and performance based options vest at the end of the performance period, generally three years.
Effective August 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for stock-based employee compensation. During the years ended July 31, 2008, 2007 and 2006, the Company recognized $1,180, $771 and $717 of stock based compensation.

Stock option activity during the year ended July 31, 2008, is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Number of shares under option:
Outstanding at beginning of year	485,050	$15.47
Granted	182,000	28.81
Exercised	(113,300)	9.70
Forfeited	(41,500)	25.59

Outstanding at end of year	512,250	20.66

Exercisable at end of year	182,650	15.56

Nonvested stock option activity during the year ended July 31, 2008, is as follows:

		Weighted Avg.
	Number of	Grant Date
	Shares	Fair Value
Number of nonvested shares:
Nonvested at beginning of year	276,000	$10.52
Granted	167,000	15.07
Vested	(74,300)	10.26
Forfeited	(39,100)	13.57

Nonvested at end of year	329,600	12.52

The following table summarizes information about stock options outstanding at July 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise Prices	Shares	Rem. Life (Yrs)	Exercise Price	Shares	Rem. Life (Yrs)	Exercise Price

$1.44 - 10.00	26,650	3.52	$2.37	26,650	3.52	$2.37
$10.01 - 20.00	176,000	6.53	15.38	94,000	6.25	14.87
$20.01 -30.00	309,600	8.71	25.24	62,000	8.40	22.27

	512,250	7.69	$20.66	182,650	6.58	$15.56

At July 31, 2008, the aggregate intrinsic value (i.e., the difference in market price of $28.07 and the exercise price to be paid by the optionee) of stock options outstanding was $4.0 million. The aggregate intrinsic value of exercisable stock options at that date was $2.3 million.
At July 31, 2008, the total future compensation cost related to non-vested stock options not yet recognized in the statement of income was $3.1 million and the weighted average period over which these awards are expected to be recognized was 1.8 years. Of that total, $1,064, $829, $705, $446 and $97 will be recognized in 2009, 2010, 2011, 2012 and 2013, respectively.

The following table summarizes information about options granted, options exercised and options becoming exercisable during the years shown:

	Years ended July 31,
	2008	2007	2006
Weighted average grant date fair value for options granted	$14.80	$11.97	$8.82

Total Intrinsic value of shares underlying options:
Options exercised	$2.1 million	$1.9 million	$3.6 million
Options becoming exercisable	$0.8 million	$1.0 million	$0.8 million
11. REPURCHASE OF EQUITY SECURITIES
The Board of Directors has authorized the Company to purchase up to $58 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962 shares at an average price of $20.07 per share for a total dollar cost of $39,368. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the year ended July 31, 2008, the Company had repurchased a total of 121 shares at an average price of $24.51 per share for a total dollar cost of $2,966. Subsequent to fiscal year 2008, the Company repurchased 282 shares of Dynamex common stock at an average price of $27.95 per share, leaving a balance of $10,756 in the current authorization. Management intends to continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
12. EMPLOYEES’ DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option up to a maximum of $15,500. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company made 401K matched contributions of $295 and $138 for 2008 and 2007, respectively. The Company did not make any discretionary contributions to the Plan during the year ended July 31, 2006.
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
Management recorded the net effects of the above described items during the second quarter of fiscal 2007. Since the challenge by the CRA and the resulting transfer pricing studies were accounting estimates resolved during the second quarter, management considers it appropriate to record the effects during the second quarter of fiscal 2007. The effect of this resolution was an increase in net income of approximately $972 ($0.09 per basic and per fully diluted share for the year ended April 30, 2007). Excluding the impact of this transaction, fully diluted earnings per common share for the year ended April 30, 2007, would have been $1.30 as shown in the following table:
Transfer pricing impact on the year ended:

	Year ended
	July 31,
	2008	2007	2006

Income before income taxes — As reported	$25,505	$23,537	$19,986

Income from transfer pricing (foreign exchange gain and interest income)	—	1,362	—

Income before income taxes — Excluding transfer pricing effects	$25,505	$22,175	$19,986

Income taxes — As reported	$9,722	$8,575	$7,594

Income tax effects (foreign exchange gain, interest income and intercompany services)	—	390	—

Income taxes — Excluding transfer pricing effects	$9,722	$8,185	$7,594

Net income — As reported	$15,783	$14,962	$12,392

Net income — Excluding transfer pricing effects	$15,783	$13,990	$12,392

Net income from the transfer pricing transactions	$—	$972	$—

Earnings per share:
Basic — As reported	$1.55	$1.41	$1.12
Transfer pricing adjustment	—	0.09	—

Basic — Excluding transfer pricing effects	$1.55	$1.32	$1.12

Fully diluted — As reported	$1.53	$1.39	$1.11
Transfer pricing adjustment	—	0.09	—

Basic — Excluding transfer pricing effects	$1.53	$1.30	$1.11

14. GEOGRAPHIC AREA INFORMATION
Dynamex Inc. operates in one reportable business segment, same-day delivery services, with two primary service offerings: (i) same-day on-demand delivery services and (ii) same-day local and regional distribution services including outsourcing services such as fleet management and facilities management. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items.

The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2008, 2007 and 2006:

	United
	States	Canada	Total
2008
Sales	$280,583	$175,193	$455,776
Operating income	12,855	12,366	25,221
Identifiable assets	100,397	38,227	138,624
Goodwill, net	36,111	11,998	48,109
Capital expenditures	1,981	864	2,845
Depreciation and amortization	2,370	455	2,825
Amortization of deferred bank financing fees	10	—	10

2007
Sales	$257,025	$156,749	$413,774
Operating income	9,896	11,861	21,757
Identifiable assets	91,334	29,706	121,040
Goodwill, net	36,111	11,502	47,613
Capital expenditures	4,579	382	4,961
Depreciation and amortization	2,079	278	2,357
Amortization of deferred bank financing fees	28	—	28

2006
Sales	$230,768	$127,606	$358,374
Operating income	10,376	9,630	20,006
Identifiable assets	78,760	31,765	110,525
Goodwill, net	36,111	10,823	46,934
Capital expenditures	1,860	333	2,193
Depreciation and amortization	1,670	261	1,931
Amortization of deferred bank financing fees	24	—	24

15. QUARTERLY DATA (Unaudited)
Summarized quarterly financial data for 2008 and 2007 is as follows (in thousands except per share amounts and business days):

	Quarter Ended
	October 31,	January 31,		April 30,	July 31,
2008
Sales	$111,752	$111,957		$112,976	$119,092
Gross proft	29,705	29,833		29,590	32,270
Net income	3,994	3,419		3,774	4,596

Net income per share:
Basic	0.39	0.33		0.37	0.45
Assuming dilution	0.39	0.33		0.37	0.45

Average shares outstanding	10,174	10,232		10,243	10,181

Number of business days	64	60		63	64

2007
Sales	$100,615	$100,988		$103,526	$108,644
Gross proft	26,927	26,175		27,261	29,071
Net income	3,649	3,722	(1)	3,487	4,105

Net income per share:
Basic	0.34	0.35	(1)	0.33	0.39
Assuming dilution	0.34	0.35	(1)	0.32	0.38

Average shares outstanding	10,601	10,602		10,643	10,605

Number of business days	64	62		62	64

(1)	Includes net income of $972, $0.09 per basic and fully diluted earnings per share, resulting from resolution of cross-border transfer pricing issues, a foreign currency transaction gain and interest income. See Note 13 of the Notes to Consolidated Financial Statements for additional information.

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1(2)	—	Restated Certificate of Incorporation of Dynamex Inc.
3.2(3)	—	Bylaws, as amended and restated, of Dynamex Inc.
10.1(4)	—	Amendment No. 2 to Employment Agreement of Richard K. McClelland.
10.2(3)	—	Dynamex Inc. Amended and Restated 1996 Stock Option Plan.
10.3(2)	—	Marketing and Transportation Services Agreement, between Purolator Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November 20, 1995.
10.4(2)	—	Form of Indemnity Agreements with Executive Officers and Directors.
10.14(5)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.
10.14(6)	—	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.
10.14(7)	—	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.
10.14(7)	—
Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

10.14(8)	—	Fourth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.
10.14(9)	—	Fifth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated October 5, 2006.
10.14(10)	—	Sixth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated July 31, 2007.
10.14(1)	—	Seventh Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated September 17, 2008.
11.1	—
Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1(8)	—	Subsidiaries of the Registrant.
23.1(1)	—	Consent of BDO Seidman, LLP.
31.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)
31.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)
32.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	—	Dynamex Inc. 2008 Equity Compensation Plan.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

E-1

(6)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2007, and incorporated herein by reference.

E-2