Form 10-Q
period 2008-10-31
DYNAMEX INC
filed 2008-12-10
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 30, 2008 was 9,709,968 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT
Cash and cash equivalents	$9,156	$19,888
Accounts receivable (net of allowance for doubtful accounts of $971 and $915, respectively)	47,682	47,288
Income taxes receivable	652	1,546
Prepaid and other current assets	3,607	4,429
Deferred income taxes	3,781	3,504

Total current assets	64,878	76,655

PROPERTY AND EQUIPMENT — net	8,569	8,670
GOODWILL	46,257	48,109
INTANGIBLES — net	756	808
OTHER	3,989	4,382

Total assets	$124,449	$138,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$7,321	$12,621
Accrued liabilities	24,112	24,160

Total current liabilities	31,433	36,781

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	4,363	4,209

Total liabilities	35,796	40,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,843 and 10,148 outstanding, respectively	98	101
Additional paid-in capital	37,209	45,311
Retained earnings	49,950	46,905
Accumulated other comprehensive income:
Cumulative translation adjustment	1,396	5,317

Total stockholders’ equity	88,653	97,634

Total liabilities and stockholders’ equity	$124,449	$138,624

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended
	October 31,
	2008	2007
Sales	$115,452	$111,752

Cost of sales:
Purchased transportation	75,382	73,922
Other direct costs	9,061	8,125

Cost of sales	84,443	82,047

Gross profit	31,009	29,705

Selling, general and administrative expenses:
Salaries and employee benefits	17,918	16,073
Other	6,764	6,587

Selling, general and administrative expenses	24,682	22,660

Depreciation and amortization	783	671
Gain on disposal of property and equipment	(3)	(10)

Operating income	5,547	6,384

Interest expense	38	79
Other income, net	(18)	(100)

Income before income taxes	5,527	6,405

Income taxes	2,482	2,411

Net income	$3,045	$3,994

Basic earnings per common share:	$0.31	$0.39

Diluted earnings per common share:	$0.30	$0.39

Weighted average shares:
Common shares outstanding	9,948	10,174
Adjusted common shares — assuming exercise of stock options	10,045	10,283
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	October 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,045	$3,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	783	671
Amortization of deferred bank financing fees	—	8
Provision for losses on accounts receivable	189	151
Stock option compensation	286	175
Deferred income taxes	(9)	552
Non-cash rent expense	18	15
Gain on disposal of property and equipment	(3)	(9)
Changes in current operating assets and liabilities:
Accounts receivable	(584)	(8,601)
Prepaids and other current assets	1,716	640
Accounts payable and accrued liabilities	(5,419)	(1,908)

Net cash provided by (used in) operating activities	22	(4,312)

INVESTING ACTIVITIES
Purchase of property and equipment	(578)	(809)
Acquisition of customer lists	—	(415)
Purchase of investments	(51)	(173)

Net cash used in investing activities	(629)	(1,397)

FINANCING ACTIVITIES
Proceeds from stock option exercise	—	767
Tax benefit realized by exercise of stock options	—	67
Purchase and retirement of treasury stock	(8,391)	—
Other assets and deferred financing fees	332	(353)

Net cash provided by (used in) financing activities	(8,059)	481

EFFECT OF EXCHANGE RATES ON CASH	(2,066)	1,370

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,732)	(3,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,888	8,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,156	$4,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30	$48

Cash paid for taxes	$1,160	$2,314

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Polices
Description of Business — Dynamex Inc. (the “Company” or “Dynamex”) provides same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery and (ii) same-day local and regional distribution.
Basis of presentation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2008 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2008.
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2008, the results of its operations for the three month periods ended October 31, 2008 and 2007, and cash flows for the three month periods ended October 31, 2008 and 2007. The tax provisions for the three month periods ended October 31, 2008 and 2007 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the three months ended October 31, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.6% and 14.2%, respectively, of the Company’s revenue. The Company is currently in discussions with Office Depot, Inc. to rescale its delivery network in response to lower volumes and to reduce costs. As a result, the Company expects sales to Office Depot, Inc. to be, at a minimum, approximately 25% lower on an annual basis. As soon as the discussions with Office Depot, Inc. are complete, the Company will make appropriate disclosures. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.7% and 25.6% of the Company’s consolidated sales for the three months ended October 31, 2008 and 2007, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2008, Canadian revenues accounted for approximately 37.3% of total consolidated revenue, compared to 37.8% for the same period in 2007. The exchange rate between the Canadian dollar and the U.S. dollar decreased 2.9% in the three month period ended October 31, 2008 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2008 would have accounted for 39.0% of total sales.
Office Depot represented approximately 14.0% of the net accounts receivable at October 31, 2008. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at October 31, 2008 amount to $1,073 compared to $1,172 at July 31, 2008.

DYNAMEX INC.
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
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three months ended October 31, 2008 and 2007 was as follows:

	Three months ended
	October 31,
	2008	2007
Net income	$3,045	$3,994

Unrealized gains (losses) on investments	(112)	92
Foreign currency translation gains (losses)	(3,809)	3,083

Comprehensive income	$(876)	$7,169

3. Intangibles — net
At October 31, 2008, intangibles and related amortization expense for the three months ended October 31, 2008 and 2007 consisted of the following:

				Amortization Expense
		Accumulated		Three months ended October 31,
	Asset	Amortization	Net	2008	2007
Deferred bank financing fees	$132	$(132)	(0)	—	8

Customer lists	565	(89)	476	35	23

Trademarks and other	470	(190)	280	5	5

Total	$1,167	$(411)	$756	$40	$36

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

	Three months ended
	October 31,
	2008	2007
Net income	$3,045	$3,994

Weighted average common shares outstanding	9,948	10,174

Common share equivalents related to options	97	109

Common shares and common share equivalents	10,045	10,283

Net income per common share:
Basic	$0.31	$0.39

Diluted	$0.30	$0.39

5. Repurchase of Equity Securities
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962 shares at an average price of $20.07 per share for a total dollar cost of $39,368. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the three months ended October 31, 2008, the Company had repurchased a total of 306 shares at an average price of $27.40 per share for a total dollar cost of $8,391. Subsequent to the three months ended October 31, 2008, the Company repurchased 133 shares of Dynamex common stock at an average price of $16.61 per share, leaving a balance of $28,035 in the current authorization. Management intends to continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
6. Contingencies
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345 assessment plus accrued interest against the Company, the bulk of which was for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100. The Company subsequently pursued an administrative appeal of the denial of its Refund Claim. The California Unemployment Appeals Board upheld the denial following an evidentiary hearing in May. After weighing the cost, management time, and legal fees involved in an appeal to a California court against the value of the potential recovery, the Company made a business decision not to pursue further appeals. The decision has no legal effect or precedential on other audits conducted by the EDD.
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

DYNAMEX INC.
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
On July 25, 2008, two California independent contractor drivers filed a purported class action suit alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 California case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. Following a November, 2008, Hearing, the Court issued a Stay. Plaintiffs may attempt to consolidate their action with the other California action described above.
On October 9, 2008, the Company was served with a one count Massachusetts State Court Complaint by a former independent contractor driver alleging that the Company had unlawfully misclassified him as an independent contractor rather than as an employee. He alleges that the misclassification resulted in the denial of overtime compensation. The Company has filed an Answer and various Affirmative Defenses to the Action, and expects to begin discovery.
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. On November 5, 2008, Counsel for Plaintiffs indicated that an Amended Complaint would be filed on or before November 21, 2008. The company believes that the Plaintiffs were properly classified as independent contractors and further believes that Plaintiffs were treated in conformity with all State and Federal laws.
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

DYNAMEX INC.
7. Income Taxes
Income tax expense was $2,482, 44.9% of income before taxes in the current year quarter compared to $2,411, 37.6% of income before taxes in the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The effective U.S. tax rate is approximately 4% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash rather than keep it permanently invested. The Company made the decision to repatriate excess cash from Canada in FY 2009 to support its ongoing share repurchase program. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
A significant portion of the Company’s sales are generated in Canada. For the three month period ended October 31, 2008, Canadian sales accounted for approximately 37.3% of total consolidated sales, compared to 37.8% for the same period in 2007. The exchange rate between the Canadian dollar and the U.S. dollar decreased 2.9% in the three month period ended October 31, 2008 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2008 would have accounted for 39.0% of total sales.
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
Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, bad debts, insurance and workers’ compensation costs. The cost of fuel is a component of purchased transportation. Substantially all of the drivers used by the Company provide their own vehicles, and more than 99% are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that delivery personnel are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.
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
During the three months ended October 31, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.6% and 14.2%, respectively, of the Company’s sales. The Company is currently in discussions with Office Depot, Inc. to rescale its delivery network in response to lower volumes and to reduce costs. As a result, the Company expects sales to Office Depot, Inc. to be, at a minimum, approximately 25% lower on an annual basis. As soon as the discussions with Office Depot, Inc. are complete, the Company will make appropriate disclosures. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.7% and 25.6% of the Company’s consolidated sales for the three months ended October 31, 2008 and 2007, respectively.

DYNAMEX INC.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2008. As of, and for the three month period ended October 31, 2008, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurement,” This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2009 fiscal year. The Company believes the adoption of SFAS No. 157 will have no material impact on its consolidated financial statements.
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

DYNAMEX INC.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended
	October 31,
	2008	2007
Sales	100.0%	100.0%

Cost of sales:
Purchased transportation	65.3%	66.1%
Other direct costs	7.8%	7.3%

Cost of sales	73.1%	73.4%

Gross profit	26.9%	26.6%

Selling, general and administrative expenses:
Salaries and employee benefits	15.5%	14.4%
Other	5.9%	5.9%

Selling, general and administrative expenses	21.4%	20.3%

Depreciation and amortization	0.7%	0.6%
Loss on disposal of property and equipment	0.0%	0.0%

Operating income	4.8%	5.7%

Interest expense	0.0%	0.1%
Other income, net	0.0%	-0.1%

Income before income taxes	4.8%	5.7%

Income taxes	2.1%	2.2%

Net income	2.7%	3.5%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	October 31,
	(Amounts in thousands)
	2008		2007
Sales by service type:
On demand	37,703	32.7%	37,261	33.3%
Scheduled/distribution	77,749	67.3%	74,491	66.7%

Total sales	$115,452	100.0%	$111,752	100.0%

Sales by country:
United States	$72,360	62.7%	$69,483	62.2%
Canada	43,092	37.3%	42,269	37.8%

Total sales	$115,452	100.0%	$111,752	100.0%

Three months ended October 31, 2008 compared to three months ended October 31, 2007
Net income for the three months ended October 31, 2008 was $3.0 million ($0.30 per fully diluted share) compared to $4.0 million ($0.39 per fully diluted share) for the three months ended October 31, 2007. A one-time, special payment to the current Chairman of the Board and former President and CEO in the current year quarter of $1.5 million reduced net income per fully diluted share by approximately $0.10.
Sales for the three months ended October 31, 2008 were $115 million, a 3.3% increase over the same period in 2007. The average conversion rate between the Canadian dollar and the U.S. dollar decreased 7.3% compared to the prior year quarter, which had the effect of decreasing sales for the three months ended October 31, 2008 by approximately $3.2 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 3.2% of the year-over-year increase in sales is attributable to fuel surcharges. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, was approximately 2.9% this quarter. U.S. sales increased approximately 1.6% and Canadian sales, in Canadian dollars, increased approximately 5.1% this quarter compared to last year.
Cost of sales for the three months ended October 31, 2008 increased $2.4 million, or 2.9%, to $84.4 million from $82.0 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.1% for the three months ended October 31, 2008, lower than the 73.4% for the same period in the prior year. The decrease is principally attributable to purchased transportation costs, the largest component of cost of sales represented 65.3% of sales in the current year quarter compared to 66.1% in the prior year, reflecting ongoing cost reduction initiatives. Other direct cost of sales increased from 7.3% last year to 7.8% in the current year quarter principally due to increased space and labor for cross-docking and sortation operations related to new business started over the last year.
SG & A expenses for the three months ended October 31, 2008 increased $2.0 million, or 8.9%compared to the same quarter last year. Approximately 75% of the increase is attributable to the one-time, special payment to the current Chairman of the Board and former President and CEO. As a percentage of sales, SG & A expenses were 21.4% in the current year compared to 20.3% in the prior year quarter. Excluding the special payment, SG&A expenses represented 20.1% of sales in the current year quarter.
For the three months ended October 31, 2008, depreciation and amortization was $783,000 compared to $671,000 for the same period in the prior year. The increase is principally to the recent completion of several longer-term projects and the amortization of customer list acquisitions.
Interest expense for the three months ended October 31, 2008 was $38,000, $41,000 below the prior year period. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
Income tax expense was $2.5 million, 44.9% of income before taxes in the current year quarter compared to $2.4 million, 37.6% of income before taxes in the prior year. The increase in the effective tax rate is primarily

DYNAMEX INC.
attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The effective U.S. tax rate is approximately 4% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash rather than keep it permanently invested. The Company made the decision to repatriate excess cash from Canada in FY 2009 to support its ongoing share repurchase program.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the three months ended October, 2008 was $22,000 compared to net cash used in operating activities for the three months ended October, 2007 of $4.3 million. The increase of cash provided by operating activities is principally attributable to the decline in working capital needed to finance accounts receivable that was offset by the reduction in accounts payable and accrued liabilities.
Net cash used in investing activities declined $0.8 million in the three months ended October 31, 2008 compared to the prior year. The prior year included approximately $400,000 for acquisition of customer lists. The remaining decline is primarily due to a reduction of capital asset purchases of approximately $200,000. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962,000 shares at an average price of $20.07 per share for a total dollar cost of $39.4 million. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the three months ended October 31, 2008, the Company repurchased a total of 306,300 shares at an average price of $27.40 per share for a total dollar cost of $8.4 million. Subsequent to October 31, 2008, the Company repurchased 132,800 shares of Dynamex common stock at an average price of $16.61 per share, leaving a balance of $28.0 million in the current authorization. Management intends to continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
Our revolving credit facility was initially established in 2004 and last amended on September 17, 2008. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At October 31, 2008, there were $7.2 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Compliance Area	Covenant	Level at October 31, 2008
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.25 to 1.00
Total indebtedness	$40 million, including LOC’s	$7.2 million
Letters of credit sublimit	$7.5 million	$7.2 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.86 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.35 to 1.00	12.03 to 1.00
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $6.3 million (5.5% of sales) for the three months ended October 31, 2008, compared to $7.2 million (6.4% of sales) in the same period last year. The decrease in EBITDA for the three months ended October 31, 2008, as a percentage of sales, is primarily attributable to the one-time special compensation award to the Company’s current Chairman of the Board and former President and CEO of $1.5 million. Excluding this one-time special compensation award, EBITDA was $7.8 million (6.8% of sales) for the three months ended October 31, 2008. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management

DYNAMEX INC.
believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended
	October 31,
	(Amounts in thousands)
	2008	2007
Net income	$3,045	$3,994
Adjustments:
Income tax expense	2,482	2,411
Interest expense	38	79
Depreciation and amortization	783	671

EBITDA	$6,348	$7,155

Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations, capital requirements and common stock repurchases.
Inflation
The Company does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance the Company’s business will not be affected by inflation in the future.
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.3 million and a decrease in quarterly net income of approximately $100,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of October 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The California Employment Development Department (the “EDD”), in 2005, conducted an employment tax audit of certain of the Company’s operations in California for the period April 2003 through March 2005. As a result of the audit, the EDD concluded that certain independent contractors used by the Company should be reclassified as employees. Based on such reclassification, the EDD made a $345,000 assessment plus accrued interest against the Company, the bulk of which was for personal income taxes. The Company subsequently provided documentation to the EDD related to the original assessment which resulted in a reduction in the assessment of approximately $100,000. The Company subsequently pursued an administrative appeal of the denial of its Refund Claim. The California Unemployment Appeals Board upheld the denial following an evidentiary hearing in May. After weighing the cost, management time, and legal fees involved in an appeal to a California court against the value of the potential recovery, the Company made a business decision not to pursue further appeals. The decision has no legal effect or precedential on other audits conducted by the EDD.
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
On July 25, 2008, two California independent contractor drivers filed a purported class action suit alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 California case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. Following a November, 2008, Hearing, the Court issued a Stay. Plaintiffs may attempt to consolidate their action with the other California action described above.

DYNAMEX INC.
On October 9, 2008, the Company was served with a one count Massachusetts State Court Complaint by a former independent contractor driver alleging that the Company had unlawfully misclassified him as an independent contractor rather than as an employee. He alleges that the misclassification resulted in the denial of overtime compensation. The Company has filed an Answer and various Affirmative Defenses to the Action, and expects to begin discovery.
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. On November 5, 2008, Counsel for Plaintiffs indicated that an Amended Complaint would be filed on or before November 21, 2008. The company believes that the Plaintiffs were properly classified as independent contractors and further believes that Plaintiffs were treated in conformity with all State and Federal laws.
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
The global economic crisis could adversely affect the Company’s business and financial results and have a material adverse affect on our liquidity and capital resources
As the recent global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted and a severe global recession now appears likely. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact the Company’s business and financial results.
Competition May Adversely Affect Our Results
The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. We compete with other companies in the industry not only to be providers of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we do. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition” in the July 31, 2008 Form 10K.

DYNAMEX INC.
An Increase in Claims May Expose Us to Losses
We utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at October 31, 2008 were independent contractor owner-operators. We are currently a party to purported class actions brought by former drivers in California and New York alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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
See “Business — Services” and “—Employees” in our July 31, 2008 Form 10K and “Legal Proceedings” in Part I, Item 1 of this Form 10-Q.
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
Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
About one-third of our operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in our consolidated financial statements. The Canadian dollar is the functional currency for the Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income for such period. We historically have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse

DYNAMEX INC.
effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the July 31, 2008 Form 10K.
Failure to Maintain Permits and Licensing May Adversely Affect Our Ability to Operate
Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. If we fail to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations we may incur substantial fines or possible revocation of our authority to conduct certain of our operations. See “Business — Regulation” in the July 31, 2008 Form 10K.
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
We May Need Additional Financing to Pursue Our Acquisition Strategy
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

DYNAMEX INC.
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
Changing Fuel Costs May Adversely Affect Our Financial Condition and Results of Operations
The independent contractor owner-operators we engage are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. We make every reasonable effort to include fuel cost adjustments in customer billings that we pay to independent contractor owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset independent contractor owner-operators’ costs, we may be unable to attract a sufficient number of independent contractor owner-operators that may negatively impact our business, financial condition and results of operations.

DYNAMEX INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Common Stock Repurchases

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan

August 1 to August 31, 2008	210,700	$28.42	210,700	$32.6 million

September 1 to September 30, 2008	11,400	$29.55	11,400	$32.3 million

October 1 to October 31, 2008	84,200	$24.53	84,200	$30.2 million
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company authorizing management to acquire up to $78 million of the Company’s common stock outstanding.
Item 6. Exhibits
 Exhibits:
10.1	Employment agreement between Dynamex Inc. and James L. Welch dated November 1, 2008

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d - 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d - 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: December 10, 2008	by	/s/ James L. Welch

James L. Welch
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 10, 2008	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: December 10, 2008	by	/s/ Gilbert Jones

Gilbert Jones
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibits
10.1	Employment agreement between Dynamex Inc. and James L. Welch dated November 1, 2008

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d - 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d - 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E - 1