Form 10-Q
period 2009-01-31
DYNAMEX INC
filed 2009-03-12
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 28, 2009 was 9,709,968 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,	July 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$4,734	$19,888
Accounts receivable (net of allowance for doubtful accounts of $1,689 and $915, respectively)	46,444	47,288
Income taxes receivable	3,116	1,546
Prepaid and other current assets	2,917	4,429
Deferred income taxes	3,906	3,504

Total current assets	61,117	76,655

PROPERTY AND EQUIPMENT — net	8,653	8,670
GOODWILL	46,068	48,109
INTANGIBLES — net	664	808
OTHER	3,041	4,382

Total assets	$119,543	$138,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable trade	$5,615	$12,621
Accrued liabilities	21,278	24,160

Total current liabilities	26,893	36,781

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	4,183	4,209

Total liabilities	31,076	40,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,710 and 10,148 outstanding, respectively	97	101
Additional paid-in capital	35,465	45,311
Retained earnings	52,253	46,905
Accumulated other comprehensive income	652	5,317

Total stockholders’ equity	88,467	97,634

Total liabilities and stockholders’ equity	$119,543	$138,624

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations (in
thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
Sales	$97,557	$111,957	$213,009	$223,709
Cost of sales:
Purchased transportation	62,874	73,596	138,256	147,517
Other direct costs	9,372	8,528	18,433	16,654

Cost of sales	72,246	82,124	156,689	164,171

Gross profit	25,311	29,833	56,320	59,538

Selling, general and administrative expenses:
Salaries and employee benefits	15,119	16,967	33,038	33,041
Other	6,207	6,929	12,971	13,515

Selling, general and administrative expenses	21,326	23,896	46,009	46,556

Depreciation and amortization	811	702	1,594	1,373
(Gain) loss on disposal of property and equipment	1	(7)	(2)	(16)

Operating income	3,173	5,242	8,719	11,625

Interest expense	43	54	81	132
Other income, net	(291)	(204)	(309)	(304)

Income before income taxes	3,421	5,392	8,947	11,797

Income taxes	1,117	1,973	3,599	4,384

Net income	$2,304	$3,419	$5,348	$7,413

Basic earnings per common share:	$0.24	$0.33	$0.54	$0.73

Diluted earnings per common share:	$0.24	$0.33	$0.54	$0.72

Weighted average shares:
Common shares outstanding	9,747	10,232	9,848	10,203
Adjusted common shares — assuming exercise of stock options	9,768	10,342	9,902	10,309
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$5,348	$7,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,594	1,373
Amortization of deferred bank financing fees	—	10
Provision for losses on accounts receivable	1,016	217
Stock option compensation	746	607
Deferred income taxes	553	574
Non-cash rent expense	71	23
(Gain) loss on disposal of property and equipment	(2)	(16)
Changes in current operating assets and liabilities:
Accounts receivable	(172)	(8,314)
Prepaids and other current assets	73	787
Accounts payable and accrued liabilities	(10,882)	(1,713)

Net cash (used in) provided by operating activities	(1,655)	961

INVESTING ACTIVITIES
Purchase of property and equipment	(1,746)	(1,470)
Acquisition of customer lists	—	(657)
Withdrawal (purchase) of investments	676	(261)

Net cash used in investing activities	(1,070)	(2,388)

FINANCING ACTIVITIES
Proceeds from stock option exercise	—	893
Tax benefit realized by exercise of stock options	—	148
Purchase and retirement of treasury stock	(10,597)	—
Other assets and deferred financing fees	532	(340)

Net cash (used in) provided by financing activities	(10,065)	701

EFFECT OF EXCHANGE RATES ON CASH	(2,364)	441

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,154)	(285)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,888	8,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,734	$8,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$31	$86

Cash paid for taxes	$4,291	$4,268

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2009, the results of its operations for the three and six months periods ended January 31, 2009 and 2008, and cash flows for the six-month periods ended January 31, 2009 and 2008. The tax provisions for the three and six months periods ended January 31, 2009 and 2008 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the six months ended January 31, 2009 and 2008, sales to Office Depot, Inc. represented approximately 14.6% and 14.3%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.3% and 25.6% of the Company’s consolidated sales for the six months ended January 31, 2009 and 2008, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2009, Canadian revenues accounted for approximately 36.6% of total consolidated revenue, compared to 38.5% for the same period in 2008. The exchange rate between the Canadian dollar and the U.S. dollar decreased 13.1% in the six month period ended January 31, 2009 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2009 would have accounted for 36.5% of total sales.
Office Depot represented approximately 20.6% of the net accounts receivable at January 31, 2009. The Office Depot percentage increased from the 10.5% of net accounts receivable at July 31, 2008, primarily due to a reduction in the Canadian exchange rate and recent extension of payment terms to Office Depot. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at January 31, 2009 amount to $975 compared to $1,172 at July 31, 2008.
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
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized losses on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and six months ended January 31, 2009 and 2008 was as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
Net income	$2,304	$3,419	$5,348	$7,413
Foreign currency translation gains (losses)	(723)	(1,722)	(4,532)	1,361
Unrealized losses on investments	(20)	(106)	(132)	(14)

Comprehensive income	$1,561	$1,591	$684	$8,760

3. Intangibles — net
At January 31, 2009, intangibles and related amortization expense for the three and six months ended January 31, 2009 and 2008 consisted of the following:

		Accumulated
	Asset	amortization	Net
Deferred bank financing fees	$138	$(133)	$5
Customer lists	511	(127)	384
Trademarks and other	470	(195)	275

Total	$1,119	$(455)	$664

	Amortization expense		Amortization expense
	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Deferred bank financing fees	$—	$2	$—	$10
Customer lists	40	41	75	64
Trademarks and other	4	4	9	9

Total	$44	$47	$84	$83

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

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
Net income	$2,304	$3,419	$5,348	$7,413
Weighted average common shares outstanding	9,747	10,232	9,848	10,203
Common share equivalents related to options	21	110	54	106

Common shares and common share equivalents	9,768	10,342	9,902	10,309

Net income per common share:
Basic	$0.24	$0.33	$0.54	$0.73

Diluted	$0.24	$0.33	$0.54	$0.72

5. Repurchase of Equity Securities
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962 shares at an average price of $20.07 per share for a total dollar cost of $39,368. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the six months ended January 31, 2009, the Company repurchased a total of 439 shares at an average price of $24.13 per share for a total dollar cost of $10,597, leaving a balance of $28,035 in the current authorization. Management may continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
6. Contingencies
The California Employment Development Department conducted an employment tax audit of certain of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California PIT abatement process. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.

DYNAMEX INC.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s Motion for Class Certification was denied in December 2006, and appealed by Plaintiff. The Appellate Court determined that the Trial Court’s denial of Plaintiff’s earlier Motion to Compel Disclosure of the names and contact information for all members of the putative class prejudiced Plaintiff’s ability to support his Motion for Class Certification. The ruling reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and eventual re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January, 2009. In early February, 2009, Plaintiff filed a Motion for Leave to File a First Amended Complaint, which among other matters, would add an additional named Plaintiff. An additional named Plaintiff has been added to the action and is discussed below in the next paragraph. The Company has filed a Memorandum in Opposition to the Motion.
On July 25, 2008, two independent contractor drivers filed a purported class action suit in San Bernardino County, California Superior Court alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 Los Angeles County, California Superior Court case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. Following a November, 2008, Hearing, the Court issued a Stay. Plaintiffs’ subsequent attempt to consolidate their action with the Los Angeles County action described above was denied. On January 21, 2009, one of the named Plaintiffs voluntarily dismissed his claims without prejudice in order to attempt to join the Los Angeles County suit. The Plaintiff has subsequently been added to the Los Angeles suit.
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
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. An Amended Complaint was filed on November 20, 2008, and the Company thereafter timely filed its Answer. At the Case Management Conference in early February, 2009, the parties were ordered to participate in mediation before December 4, 2009, and a trial date of February 8, 2010 was set. The Company believes that the Plaintiffs were properly classified as independent contractors and further believes that Plaintiffs were treated in conformity with all State and Federal laws.
The Company believes that all independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend these various actions. Given the nature and preliminary status of the

DYNAMEX INC.
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
7. Income Taxes
Income tax expense was $1,117, 32.7% of income before taxes in the current year quarter compared to $1,973, 36.6% of income before taxes in the prior year. Income tax expense was $3,599, 40.2% of income before taxes in the six months ended January 31, 2009 compared to $4,384, 37.2% of income before taxes in the same period of the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The annual effective U.S. tax rate is approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash rather than keep it permanently invested. The Company made the decision to repatriate excess cash from Canada in during the first quarter of FY 2009 to support its ongoing share repurchase program. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2009, Canadian revenues accounted for approximately 36.6% of total consolidated revenue, compared to 38.5% for the same period in 2008. The exchange rate between the Canadian dollar and the U.S. dollar decreased 13.1% in the six month period ended January 31, 2009 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2009 would have accounted for 36.5% of total sales.
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
Generally, the Company’s on-demand services provide higher gross profit margins than do local and regional distribution or fleet management services because driver payments for on-demand services are generally lower as a percentage of sales from such services due to the smaller size of the vehicle required. However, scheduled distribution services generally have fewer administrative requirements related to order taking, dispatching drivers and billing. As a result of these variances, the Company’s gross margin is dependent in part on the mix of business for a particular period.
During the six months ended January 31, 2009 and 2008, sales to Office Depot, Inc. represented approximately 14.6% and 14.3%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 25.3% and 25.6% of the Company’s consolidated sales for the six months ended January 31, 2009 and 2008, respectively.

DYNAMEX INC.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2008. As of, and for the six month period ended January 31, 2009, there have been no material changes or updates to the Company’s critical accounting policies.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. As of January 31, 2009, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and, therefore, the adoption of SFAS 161 will not have any impact on the Company’s consolidated financial statements.
In April 2008 the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will apply this FSP prospectively to intangible

DYNAMEX INC.
assets acquired after February 1, 2009. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In May 2008 the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

DYNAMEX INC.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.4%	65.7%	64.9%	65.9%
Other direct costs	9.6%	7.6%	8.7%	7.5%

Cost of sales	74.0%	73.3%	73.6%	73.4%

Gross profit	26.0%	26.7%	26.4%	26.6%

Selling, general and administrative expenses:
Salaries and employee benefits	15.5%	15.1%	15.5%	14.8%
Other	6.4%	6.2%	6.1%	6.0%

Selling, general and administrative expenses	21.9%	21.3%	21.6%	20.8%

Depreciation and amortization	0.8%	0.6%	0.7%	0.6%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	3.3%	4.8%	4.1%	5.2%

Interest expense	0.0%	0.0%	0.0%	0.1%
Other income, net	-0.3%	-0.2%	-0.1%	-0.1%

Income before income taxes	3.6%	5.0%	4.2%	5.2%

Income taxes	1.1%	1.8%	1.7%	2.0%

Net income	2.5%	3.2%	2.5%	3.2%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	January 31,
	2009		2008
Sales by service type:
On demand	$30,964	31.7%	$36,840	32.9%
Scheduled/distribution	66,593	68.3%	75,117	67.1%

Total sales	$97,557	100.0%	$111,957	100.0%

Sales by country:
United States	$62,674	64.2%	$68,157	60.9%
Canada	34,883	35.8%	43,800	39.1%

Total sales	$97,557	100.0%	$111,957	100.0%

	Six months ended
	January 31,
	2009		2008
Sales by service type:
On demand	$68,667	32.2%	$74,100	33.1%
Scheduled/distribution	144,342	67.8%	149,609	66.9%

Total sales	$213,009	100.0%	$223,709	100.0%

Sales by country:
United States	$135,035	63.4%	$137,640	61.5%
Canada	77,974	36.6%	86,069	38.5%

Total sales	$213,009	100.0%	$223,709	100.0%

Three months ended January 31, 2009 compared to three months ended January 31, 2008
Net income for the three months ended January 31, 2009 was $2.3 million ($0.24 per fully diluted share) compared to $3.4 million ($0.33 per fully diluted share) for the three months ended January 31, 2008.
Sales for the three months ended January 31, 2009 were $98 million, a 12.9% decrease compared to the same period in 2008. The average conversion rate between the Canadian dollar and the U.S. dollar decreased 19.0% compared to the prior year quarter, which had the effect of decreasing sales for the three months ended January 31, 2009 by approximately $8.2 million had the conversion rate been the same as the prior year period. Also, management estimates that approximately 2.9% of the year-over-year decrease in sales is attributable to a reduction of fuel surcharges from the prior year quarter. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, declined 2.7% this quarter. U.S. core sales decreased approximately 3.5% while Canadian core sales, in Canadian dollars, increased approximately 2.3% this quarter compared to last year.
Cost of sales for the three months ended January 31, 2009 decreased $9.8 million, or 12.0%, to $72.2 million from $82.1 million for the same period in the prior year. Cost of sales, as a percentage of sales was 74.0% for the three months ended January 31, 2009, higher than the 73.3% for the same period in the prior year. Purchased transportation costs, the largest component of cost of sales represented 64.4% of sales in the current year quarter, compared to 65.7% in the prior year. Other direct costs were 9.6% of sales compared to 7.6% last year due to an $0.8 million increase in the reserve for doubtful accounts and lower level of sales.
SG & A expenses for the three months ended January 31, 2009 decreased $2.6 million, or 10.8%, to $21.3 million from $23.9 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 21.9% for

DYNAMEX INC.
the three months ended January 31, 2009, compared to 21.3% in the same period last year. Approximately 60% of the dollar decline is attributable to the lower Canadian dollar exchange rate with the balance due to lower bonus accruals, travel and entertainment and general corporate expenses.
For the three months ended January 31, 2009, depreciation and amortization was $811,000 compared to $702,000 for the same period in the prior year. The increase is due principally to the recent completion of several longer-term projects and the amortization of customer list acquisitions.
Other income, net for the three months ended January 31, 2009, was $291,000 compared to $204,000 for the same period in the prior year.
Interest expense was $43,000, a decrease of $11,000 or 20.4% for the current quarter. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 32.7% for the current quarter compared to 36.6% for the prior year. The effective income tax rate in the U.S. was reduced from 44.8% to 42.5% as the Company no longer intends to repatriate additional excess cash from Canada. As a result, income tax expense this quarter was reduced by approximately $140,000.
Six months ended January 31, 2009 compared to six months ended January 31, 2008
Net income for the six months ended January 31, 2009 was $5.3 million ($0.54 per fully diluted share) compared to $7.4 million ($0.72 per fully diluted share) for the six months ended January 31, 2008. A one-time, special payment to the current Chairman of the Board and former President and CEO in the first quarter of fiscal year 2009 of $1.0 million, net of taxes reduced net income per fully diluted share by approximately $0.10.
Sales for the six months ended January 31, 2009 were $213 million, a 4.8% decrease over $224 million for the same period in 2008. The average conversion rate between the Canadian dollar and the U.S. dollar declined 13.0% from the prior year period, which had the effect of decreasing sales for the six months ended January 31, 2009 by approximately $11.6 million had the conversion rate been the same as the prior year period. Also, management estimates that fuel surcharges increased approximately 0.4% from the prior year period. Core sales per day excluding changes in foreign exchange and fuel surcharges, were substantially the same for the six months ended January 31, 2009 compared to the six months ended January 31, 2008. U.S. core sales per day decreased approximately 0.7% and Canadian core sales per day in Canadian dollars, increased approximately 3.2% this quarter compared to last year.
Cost of sales for the six months ended January 31, 2009 decreased $7.5 million, or 4.6%, to $156.7 million from $164.2 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.6% for the six months ended January 31, 2009, compared to 73.4% for the six months ended January 31, 2008. Other direct cost of sales increased from 7.5% last year to 8.7% in the current year principally due to an $0.8 million increase in the reserve for doubtful accounts and increased space and labor for cross-docking and sortation operations related to new business started over the last year.
SG & A expenses for the six months ended January 31, 2009 decreased $0.5 million, or 1.2%, to $46.0 million from $46.6 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 21.6% for the six months ended January 31, 2009, compared to 20.8% for the six months ended January 31, 2008. The decline is attributable to the weaker Candian dollar, and lower bonus accruals, travel and entertainment and general corporate expenses, which was partially offset by a one-time, special payment to the current Chairman of the Board and former President and CEO in the first quarter of the current year $1.5 million.
For the six months ended January 31, 2009, depreciation and amortization was $1.6 million compared to $1.4 million for the same period in the prior year. The increase is principally to the recent completion of several longer-term projects and the amortization of customer list acquisitions.
Other income, net for the six months ended January 31, 2009, was $309,000 compared to $304,000 for the same period in the prior year.

DYNAMEX INC.
Interest expense was $81,000, a decrease of $51,000 or 38.6% for the current quarter. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 40.2% for the current period compared to 37.2% for the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The effective U.S. tax rate is approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash to support its ongoing share repurchase program.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash used in operating activities for the six months ended January, 2009 was $1.7 million compared to net cash provided by operating activities for the six months ended January, 2008 of $1.0 million. The reduction in cash provided by operating activities this year compared to last year is principally attributable to the lower level of earnings and an increase in operating assets and liabilities principally from the reduction in accounts payable and accrued liabilities. The timing of payments to service providers, vendors and employees, the lower Canadian dollar exchange rate and reduced bonus accruals are the principal reasons for the decline in accounts payable and accrued liabilities compared to the prior year.
Net cash used in investing activities declined $1.3 million in the three months ended January 31, 2009 compared to the prior year. The prior year included approximately $0.7 million for acquisition of customer lists. The remaining decline is primarily due to a withdrawal of deferred compensation investments of approximately $0.7 million. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company will purchase approximately $2.6 million of specialized equipment in the remainder of this fiscal year in order to service a specific customer under a five-year contract extension which will increase the normal level of capital expenditures and future depreciation. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 2.0 million shares at an average price of $20.07 per share for a total dollar cost of $39.4 million. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the six months ended January 31, 2009, the Company repurchased a total of 0.4 million shares at an average price of $24.13 per share for a total dollar cost of $10.6 million, leaving a balance of $28.0 million in the current authorization. Management may continue to purchase shares from time to time using available cash or temporary borrowings from the bank facility.
The Company’s revolving credit facility was initially established in 2004 and last amended on September 17, 2008. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At January 31, 2009, there were $7.2 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Compliance Area	Covenant	Level at January 31, 2009
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.26 to 1.00

Total indebtedness	$40 million, including LOC’s	$7.2 million

Letters of credit sublimit	$10.0 million	$7.2 million

Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.26 to 1.00

Fixed charge coverage ratio	Equal to or greater than 1.35 to 1.00	9.03 to 1.00

DYNAMEX INC.
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $4.3 million (4.4% of sales) for the three months ended January 31, 2009, compared to $6.1 million (5.5% of sales) in the same period last year. The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $10.6 million (5.0% of sales) for the six months ended January 31, 2009, compared to $13.3 million (5.9% of sales) in the same period last year. The decrease in EBITDA for the six months ended January 31, 2009, as a percentage of sales includes the one-time special compensation award to the Company’s current Chairman of the Board and former President and CEO of $1.5 million. Excluding this one-time special compensation award, EBITDA was $12.2 million (5.7% of sales) for the six months ended January 31, 2009. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008
Net income	$2,304	$3,419	$5,348	$7,413
Adjustments:
Income tax expense	1,117	1,973	3,599	4,384
Interest expense	43	54	81	132
Depreciation and amortization	811	702	1,594	1,373

EBITDA	$4,275	$6,148	$10,622	$13,302

EBITDA margin	4.4%	5.5%	5.0%	5.9%
Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations and capital requirements.
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

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of January 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The California Employment Development Department conducted an employment tax audit of certain of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California PIT abatement process. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s Motion for Class Certification was denied in December 2006, and appealed by Plaintiff. The Appellate Court determined that the Trial Court’s denial of Plaintiff’s earlier Motion to Compel Disclosure of the names and contact information for all members of the putative class prejudiced Plaintiff’s ability to support his Motion for Class Certification. The ruling reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and eventual re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January, 2009. In early February, 2009, Plaintiff filed a Motion for Leave to File a First Amended Complaint, which among other matters, would add an additional named Plaintiff. An additional named Plantiff has been added to the action and is discussed below in the next paragraph. The Company has filed a Memorandum in Opposition to the Motion.
On July 25, 2008, two independent contractor drivers filed a purported class action suit in San Bernardino County, California Superior Court alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 Los Angeles County, California

DYNAMEX INC.
Superior Court case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. Following a November, 2008, Hearing, the Court issued a Stay. Plaintiffs’ subsequent attempt to consolidate their action with the Los Angeles County action described above was denied. On January 21, 2009, one of the named Plaintiffs voluntarily dismissed his claims without prejudice in order to attempt to join the Los Angeles County suit. The Plaintiff has subsequently been added to the Los Angeles County suit.
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
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. An Amended Complaint was filed on November 20, 2008, and the Company thereafter timely filed its Answer. At the Case Management Conference in early February, 2009, the parties were ordered to participate in mediation before December 4, 2009, and a trial date of February 8, 2010 was set. The Company believes that the Plaintiffs were properly classified as independent contractors and further believes that Plaintiffs were treated in conformity with all State and Federal laws.
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
The Global Economic Crisis Could Adversely Affect the Company’s Business and Financial Results and have a Material Adverse Affect on our Liquidity and Capital Resources
As the global financial crisis has broadened and intensified, most other sectors of the economy have been adversely impacted. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact the Company’s business and financial results.
Competition May Adversely Affect Our Results
The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. We compete with other companies in the industry not only to be providers of services but

DYNAMEX INC.
also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we do. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition” in the July 31, 2008 Form 10K.
An Increase in Claims May Expose Us to Losses
As of January 31, 2009, we utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at January 31, 2009 were independent contractor owner-operators. We are currently a party to purported class actions brought by former drivers in California alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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
See “Business — Services” and “—Employees” in our July 31, 2008 Form 10K and “Legal Proceedings” in Part I, Item 1 of this Form 10-Q.
We May Be Adversely Affected by Local Delivery Industry and General Economic Conditions
Our sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting our significant customers and shortages of or disputes with independent contractors, any of which could result in our inability to service our clients effectively or our inability to profitably manage our operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for our services.

DYNAMEX INC.
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

DYNAMEX INC.
We May Need Additional Financing to Pursue Our Acquisition Strategy
We intend to pursue acquisitions that are complementary to our existing operations We may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. We have no assurance that we will be able to obtain additional financing if necessary, or that such financing can be obtained on terms we will deem acceptable. As a result, we may be unable to successfully implement our acquisition strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
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

DYNAMEX INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Common Stock Repurchases

	Total number	Average	Total number of	Approximate dollar value
	of shares	price paid	shares purchased as part of	of shares that may yet be
Period	purchased	per share	a publicly announced plan	purchased under the plan

November 1 to November 30, 2008	132,800	$16.61	132,800	$28.0 million
December 1 to December 31, 2008	—	$—	—	$28.0 million
January 1 to January 31, 2009	—	$—	—	$28.0 million
All purchases were made in open market transactions pursuant to a plan approved by the Board of Directors of the Company authorizing management to acquire up to $78 million of the Company’s common stock outstanding.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual shareholder meeting on January 6, 2009. At that meeting, the shareholders voted on the following two proposals:

Proposal #1	To elect seven (7) directors of the Company

Nominee	For	Withheld
Richard K. McClelland	9,382,176	84,061
Brian J. Hughes	9,312,636	153,601
Wayne Kern	6,374,371	3,091,866
Bruce E. Ranck	9,407,543	58,694
Stephen P. Smiley	9,312,561	153,676
Craig R. Lentzsch	9,407,543	58,694
James L. Welch	9,315,983	150,254

Proposal #2	To ratify the appointment of BDO Seidman, LLP as independent auditors of the Company for the year ending July 31, 2009

For	Against	Abstain
9,401,332	62,858	2,047

DYNAMEX INC.
Item 6. Exhibits
     Exhibits:
10.14	Eighth Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated January 26, 2009

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.

Dated: March 12, 2009	by	/s/ James L. Welch

James L. Welch
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 12, 2009	by	/s/ Ray E. Schmitz

Ray E. Schmitz
Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2009	by	/s/ Gilbert Jones

Gilbert Jones
Corporate Controller
(Principal Accounting Officer)

DYNAMEX INC.
EXHIBIT INDEX
Exhibits
10.14	Eighth Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated January 26, 2009

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1