Form 10-Q
period 2009-04-30
DYNAMEX INC
filed 2009-06-05
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 31, 2009 was 9,724,574 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,422	$19,888
Accounts receivable (net of allowance for doubtful accounts of $1,777 and $915, respectively)	43,247	47,288
Income taxes receivable	2,989	1,546
Prepaid and other current assets	4,079	4,429
Deferred income taxes	4,099	3,504

Total current assets	64,836	76,655

PROPERTY AND EQUIPMENT — net	11,237	8,670
GOODWILL	46,358	48,109
INTANGIBLES — net	606	808
OTHER	3,077	4,382

Total assets	$126,114	$138,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$8,867	$12,621
Accrued liabilities and other	21,397	24,160

Total current liabilities	30,264	36,781

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	4,673	4,209

Total liabilities	34,937	40,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,713 and 10,148 outstanding, respectively	97	101
Additional paid-in capital	35,839	45,311
Retained earnings	53,888	46,905
Accumulated other comprehensive income	1,353	5,317

Total stockholders’ equity	91,177	97,634

Total liabilities and stockholders’ equity	$126,114	$138,624

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008
Sales	$92,234	$112,976	$305,242	$336,684

Cost of sales:
Purchased transportation	59,450	74,521	197,705	222,038
Other direct costs	7,934	8,865	26,367	25,518

Cost of sales	67,384	83,386	224,072	247,556

Gross profit	24,850	29,590	81,170	89,128

Selling, general and administrative expenses:
Salaries and employee benefits	14,854	15,591	47,891	48,631
Other	6,480	7,228	19,451	20,744

Selling, general and administrative expenses	21,334	22,819	67,342	69,375

Depreciation and amortization	849	747	2,443	2,119
(Gain) loss on disposal of property and equipment	(37)	1	(38)	(15)

Operating income	2,704	6,023	11,423	17,649

Interest expense	51	48	132	180
Other income, net	(64)	(124)	(373)	(427)

Income before income taxes	2,717	6,099	11,664	17,896

Income tax expense	1,082	2,325	4,681	6,709

Net income	$1,635	$3,774	$6,983	$11,187

Basic earnings per common share:	$0.17	$0.37	$0.71	$1.10

Diluted earnings per common share:	$0.17	$0.37	$0.71	$1.09

Weighted average shares:
Common shares outstanding	9,711	10,243	9,802	10,216
Adjusted common shares — assuming exercise of stock options	9,723	10,329	9,838	10,308
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	April 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$6,983	$11,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,443	2,119
Amortization of deferred bank financing fees	2	10
Provision for losses on accounts receivable	1,242	608
Stock option compensation	1,096	893
Deferred income taxes	779	809
Non-cash rent expense	136	37
Gain on disposal of property and equipment	(38)	(15)
Changes in current operating assets and liabilities:
Accounts receivable	2,799	(5,995)
Prepaids and other current assets	(949)	(804)
Accounts payable and accrued liabilities	(7,440)	(2,473)

Net cash provided by operating activities	7,053	6,376

INVESTING ACTIVITIES
Purchase of property and equipment	(5,114)	(2,307)
Acqusition of customer lists	—	(491)
Withdrawal (purchase) of deferred compensation investments	664	(295)

Net cash used in investing activities	(4,450)	(3,093)

FINANCING ACTIVITIES
Proceeds from stock option exercise	8	967
Tax benefit realized by exercise of stock options	16	325
Purchase and retirement of treasury stock	(10,597)	—
Other assets and deferred financing fees	521	(127)

Net cash provided by (used in) financing activities	(10,052)	1,165

EFFECT OF EXCHANGE RATES ON CASH	(2,017)	308

NET INCREASE IN CASH AND CASH EQUIVALENTS	(9,466)	4,756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,888	8,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,422	$13,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$101	$119

Cash paid for taxes	$5,067	$6,649

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2009, the results of its operations for the three and nine months periods ended April 30, 2009 and 2008, and cash flows for the nine-month periods ended April 30, 2009 and 2008. The tax provisions for the three and nine months periods ended April 30, 2009 and 2008 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the nine months ended April 30, 2009 and 2008, sales to Office Depot, Inc. represented approximately 14.4% and 14.7%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 24.9% and 26.1% of the Company’s consolidated sales for the nine months ended April 30, 2009 and 2008, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2009, Canadian revenues accounted for approximately 36.0% of total consolidated revenue, compared to 38.4% for the same period in 2008. The exchange rate between the Canadian dollar and the U.S. dollar decreased 14.9% in the nine month period ended April 30, 2009 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2009 would have accounted for 39.8% of total sales.
Office Depot represented approximately 21.8% of the net accounts receivable at April 30, 2009. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at April 30, 2009 amount to $876 compared to $1,172 at July 31, 2008.
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
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and nine months ended April 30, 2009 and 2008 was as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008
Net income	$1,635	$3,774	$6,983	$11,187

Foreign currency translation gains (losses)	687	(115)	(3,845)	1,246

Unrealized gains (losses) on investments	13	8	(119)	(6)

Comprehensive income	$2,335	$3,667	$3,019	$12,427

3. Intangibles — net
At April 30, 2009, intangibles and related amortization expense for the three and nine months ended April 30, 2009 and 2008 consisted of the following:

		Accumulated
	Asset	amortization	Net
Deferred bank financing fees	$138	$(133)	$5

Customer lists	505	(175)	330

Trademarks and other	470	(199)	271

Total	$1,113	$(507)	$606

	Amortization expense		Amortization expense
	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Deferred bank financing fees	$2	$—	$2	$10

Customer lists	44	22	119	86

Trademarks and other	5	5	14	14

Total	$51	$27	$135	$110

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008
Net income	$1,635	$3,774	$6,983	$11,187

Weighted average common shares outstanding	9,711	10,243	9,802	10,216

Common share equivalents related to options	12	86	36	92

Common shares and common share equivalents	9,723	10,329	9,838	10,308

Net income per common share:
Basic	$0.17	$0.37	$0.71	$1.10

Diluted	$0.17	$0.37	$0.71	$1.09

5. Repurchase of Equity Securities
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962 shares at an average price of $20.07 per share for a total dollar cost of $39,368. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the nine months ended April 30, 2009, the Company repurchased a total of 439 shares at an average price of $24.13 per share for a total dollar cost of $10,597, leaving a balance of $28,035 in the current authorization. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
6. Contingencies
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California abatement process. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s Motion for Class Certification was denied in December 2006, and appealed by Plaintiff. The Appellate Court determined that the Trial Court’s denial of Plaintiff’s earlier Motion to Compel Disclosure of the names and contact information for all members of the putative class prejudiced Plaintiff’s ability to support his Motion for Class Certification. The ruling reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and eventual re-

DYNAMEX INC.
hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January 2009. In early February 2009, Plaintiff was permitted to file a First Amended Complaint, which among other matters, added an additional named Plaintiff. Electronic Discovery is continuing and is expected to lead to the filing of a Motion by Plaintiff for Class Certification in June, 2009.
On July 25, 2008, two independent contractor drivers filed a purported class action suit in San Bernardino County, California Superior Court alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 Los Angeles County, California Superior Court case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. Following a November 2008 Hearing, the Court issued a Stay. Plaintiffs’ subsequent attempt to consolidate their action with the Los Angeles County action described above was denied. On January 21, 2009, one of the named Plaintiffs voluntarily dismissed his claims without prejudice in order to attempt to join the Los Angeles County suit. The Plaintiff has subsequently been added to the Los Angeles County suit.
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
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. An Amended Complaint was filed on November 20, 2008, and the Company thereafter timely filed its Answer. At the Case Management Conference in early February 2009, the parties were ordered to participate in mediation before December 4, 2009, and a trial date of February 8, 2010 was set. Discovery continues. The Company believes that the Plaintiffs were properly classified as independent contractors and further believes that Plaintiffs were treated in conformity with all State and Federal laws.
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
8. Income Taxes
Income tax expense was $1,082, 39.8% of income before taxes in the current year quarter compared to $2,325, 38.1% of income before taxes in the prior year. Income tax expense was $4,681, 40.1% of income before taxes in the nine months ended April 30, 2009 compared to $6,709, 37.5% of income before taxes in the same period of the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The annual effective U.S. tax rate is approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash rather than keep it permanently invested. The Company made the decision to repatriate excess cash from Canada in during the first quarter of FY 2009 to support its ongoing share repurchase program. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2009, Canadian revenues accounted for approximately 36.0% of total consolidated revenue, compared to 38.4% for the same period in 2008. The exchange rate between the Canadian dollar and the U.S. dollar decreased 14.9% in the nine month period ended April 30, 2009 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2009 would have accounted for 39.8% of total sales.
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
During the nine months ended April 30, 2009 and 2008, sales to Office Depot, Inc. represented approximately 14.4% and 14.7%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 24.9% and 26.1% of the Company’s consolidated sales for the nine months ended April 30, 2009 and 2008, respectively.

DYNAMEX INC.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2008. As of, and for the nine month period ended April 30, 2009, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurement,” This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 was effective at the beginning of the Company’s 2009 fiscal year. The Company believes the adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.
In December 2007, the FASB issued Statement No. 141R (“SFAS No. 141R”), “Business Combinations.” This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008 and became effective for us beginning in the second quarter of fiscal 2009 for business combinations occurring after the effective date. The Company believes the adoption of SFAS No. 141R had no material impact on its consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. As of April 30, 2009, the Company did not have any minority interests; therefore the adoption of SFAS No. 160 did not have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and, therefore, the adoption of SFAS 161 will not have any impact on the Company’s consolidated financial statements.
In April 2008 the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial position and results of operations.

DYNAMEX INC.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Purchased transportation	64.5%	66.0%	64.8%	65.9%
Other direct costs	8.6%	7.8%	8.6%	7.7%

Cost of sales	73.1%	73.8%	73.4%	73.6%

Gross profit	26.9%	26.2%	26.6%	26.4%

Selling, general and administrative expenses:
Salaries and employee benefits	16.1%	13.8%	15.7%	14.3%
Other	7.0%	6.4%	6.4%	6.2%

Selling, general and administrative expenses	23.1%	20.2%	22.1%	20.5%

Depreciation and amortization	0.9%	0.7%	0.8%	0.6%
(Gain) loss on disposal of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	2.9%	5.3%	3.7%	5.3%

Interest expense	0.1%	0.0%	0.0%	0.1%
Other income, net	-0.1%	-0.1%	-0.1%	-0.1%

Income before income taxes	2.9%	5.4%	3.8%	5.3%

Income taxes	1.2%	2.1%	1.5%	2.0%

Net income	1.7%	3.3%	2.3%	3.3%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	April 30,
	2009		2008
Sales by service type:
On demand	$28,594	31.0%	$35,821	31.7%
Scheduled/distribution	63,640	69.0%	77,155	68.3%

Total sales	$92,234	100.0%	$112,976	100.0%

Sales by country:
United States	$60,348	65.4%	$69,851	61.8%
Canada	31,886	34.6%	43,125	38.2%

Total sales	$92,234	100.0%	$112,976	100.0%

	Nine months ended
	April 30,
	2009		2008
Sales by service type:
On demand	$97,262	31.9%	$109,921	32.6%
Scheduled/distribution	207,980	68.1%	226,763	67.4%

Total sales	$305,242	100.0%	$336,684	100.0%

Sales by country:
United States	$195,382	64.0%	$207,491	61.6%
Canada	109,860	36.0%	129,193	38.4%

Total sales	$305,242	100.0%	$336,684	100.0%

Three months ended April 30, 2009 compared to three months ended April 30, 2008
Net income for the three months ended April 30, 2009 was $1.6 million ($0.17 per fully diluted share) compared to $3.8 million ($0.37 per fully diluted share) for the three months ended April 30, 2008.
Sales for the three months ended April 30, 2009 were $92 million, an 18.4% decrease compared to the same period in 2008. The average conversion rate between the Canadian dollar and the U.S. dollar decreased 19.2% compared to the prior year quarter, which had the effect of decreasing sales for the three months ended April 30, 2009 by approximately $7.6 million or 6.7% had the conversion rate been the same as the prior year period. Also, management estimates that approximately 5.1% of the year-over-year decrease in sales is attributable to a reduction of fuel surcharges from the prior year quarter. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, declined 6.6% this quarter. U.S. core sales decreased approximately 9.5% while Canadian core sales, in Canadian dollars, decreased approximately 3.1% this quarter compared to last year. Over half of the decline in U.S. core sales is attributable to a reduction in shipment volumes from our largest U.S. customer.
Cost of sales for the three months ended April 30, 2009 decreased $16.0 million, or 19.2%, to $67.4 million from $83.4 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.1% for the three months ended April 30, 2009, lower than the 73.8% for the same period in the prior year. Purchased transportation costs, the largest component of cost of sales represented 64.5% of sales in the current year quarter, compared to 66.0% in the prior year. Other direct costs, that are less variable than purchased transportation, were 8.6% of sales compared to 7.8% last year.
SG & A expenses for the three months ended April 30, 2009 decreased $1.5 million, or 6.5%, to $21.3 million from $22.8 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 23.1% for the three months ended April 30, 2009, compared to 20.2% in the same period last year. Substantially all the dollar decline is attributable to the lower Canadian dollar this year compared to the prior year. The incremental investments we are making in the sales force offset lower bonus accruals and the reductions in force made last quarter.

DYNAMEX INC.
For the three months ended April 30, 2009, depreciation and amortization was $849,000 compared to $747,000 for the same period in the prior year. The increase is principally due to the higher level of capital additions over the last two fiscal years. As a percent of sales, depreciation and amortization was 0.9%, compared to 0.7% in the prior year period. In the current quarter, the Company purchased approximately $2.8 million of specialized equipment to service a specific customer under a five-year contract extension that will increase future depreciation and amortization.
Other income, net for the three months ended April 30, 2009, was $64,000 compared to $124,000 for the same period in the prior year. This decrease is principally attributable to interest income due to lower cash and cash equivalents on hand during the current year quarter compared to the prior year.
Interest expense was $51,000, an increase of $3,000 or 6.3% for the current quarter.
The effective income tax rate was 39.8% for the current quarter compared to 38.1% for the prior year. Income tax expense was $1.1 million of income before taxes in the current year quarter compared to $2.3 million of income before taxes in the prior year. The higher effective tax rate this year results from the repatriation of approximately $6 million from Canada in the first quarter of FY 2009. We expect the effective tax rate to be in the 40% range for the remainder of the 2009 fiscal year.
Nine months ended April 30, 2009 compared to nine months ended April 30, 2008
Net income for the nine months ended April 30, 2009 was $7.0 million ($.71 per fully diluted share) compared to $11.2 million ($1.09 per fully diluted share) for the nine months ended April 30, 2008. A one-time, special payment to the current Chairman of the Board and former President and CEO in the first quarter of fiscal year 2009 of $1.0 million, net of taxes, reduced net income per fully diluted share by approximately $0.10.
Sales for the nine months ended April 30, 2009 were $305 million, a 9.3% decrease from $337 million for the same period in 2008. The average conversion rate between the Canadian dollar and the U.S. dollar declined 14.9% from the prior year period, which had the effect of decreasing sales for the nine months ended April 30, 2009 by approximately $19.2 million or 5.7% had the conversion rate been the same as the prior year period. Also, management estimates that fuel surcharges decreased approximately 1.4% from the prior year period. The core growth rate, the rate excluding changes in foreign exchange and fuel surcharges, declined 2.2% for the nine months ended April 30, 2009. U.S. core sales per day decreased approximately 3.7% and Canadian core sales per day, in Canadian dollars, increased approximately 1.1% this year compared to last year.
Cost of sales for the nine months ended April 30, 2009 decreased $23.5 million, or 10.1%, to $224.1 million from $247.6 million for the same period in the prior year. Cost of sales, as a percentage of sales was 73.4% for the nine months ended April 30, 2009, compared to 73.6% for the nine months ended April 30, 2008. Purchased transportation costs, the largest component of cost of sales represented 64.8% of sales in the current year, compared to 65.9% in the prior year. Other direct cost of sales increased from 7.7% last year to 8.6% in the current year principally due to a $0.8 million increase in the reserve for doubtful accounts and increased space and labor for cross-docking and sorting operations related to new business started over the last year.
SG & A expenses for the nine months ended April 30, 2009 decreased $2.1 million, or 2.9%, to $67.3 million from $69.4 million for the same period in the prior year. As a percentage of sales, SG & A expenses were 22.1% for the nine months ended April 30, 2009, compared to 20.5% for the nine months ended April 30, 2008. The decline is attributable to the weaker Canadian dollar, lower bonus accruals, travel and entertainment, reductions in force made last quarter and general corporate expenses, which was partially offset by a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO in the first quarter of the current fiscal year and the incremental investments we are making in the sales force.
For the nine months ended April 30, 2009, depreciation and amortization was $2.4 million compared to $2.1 million for the same period in the prior year. The increase is principally due to the recent completion of several longer-term projects and the amortization of customer list acquisitions.
Other income, net for the nine months ended April 30, 2009, was $373,000 compared to $427,000 for the same period in the prior year. The decrease is principally attributable to interest income due to lower cash and cash equivalents on hand during the current year quarter compared to the prior year.

DYNAMEX INC.
Interest expense was $132,000, a decrease of $48,000 or 26.7% from the prior year. Lower interest expense compared to the prior year is primarily attributable to a lower average outstanding debt.
The effective income tax rate was 40.1% for the current period compared to 37.5% for the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The effective U.S. tax rate is approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash to support its ongoing share repurchase program during the first quarter of FY 2009. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the nine months ended April 30, 2009 was $7.1 million compared to net cash provided by operating activities for the nine months ended April 30, 2008 of $6.4 million. The increase in cash provided by operating activities this year compared to last year is principally attributable to an increase in operating assets and liabilities principally from the reduction in accounts payable and accrued liabilities, partially offset by lower level of earnings. The timing of payments to service providers, vendors and employees, the lower Canadian dollar exchange rate and reduced bonus accruals are the principal reasons for the decline in accounts payable and accrued liabilities compared to the prior year.
Net cash used in investing activities increased $1.4 million in the nine months ended April 30, 2009 compared to the prior year. In the current quarter, the Company purchased approximately $2.8 million of specialized equipment to service a specific customer under a five-year contract extension that will increase future depreciation and amortization. The prior year included approximately $0.5 million for acquisition of customer lists. The increase is partially offset by a withdrawal of deferred compensation investments of approximately $0.7 million. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 2.0 million shares at an average price of $20.07 per share for a total dollar cost of $39.4 million. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital. During the nine months ended April 30, 2009, the Company repurchased and retired a total of 0.4 million shares at an average price of $24.13 per share for a total dollar cost of $10.6 million, leaving a balance of $28.0 million in the current authorization. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At April 30, 2009, there were $6.9 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.

DYNAMEX INC.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Level at April 30,
Compliance Area	Covenant	2009
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.29 to 1.00
Total indebtedness	$40 million, including LOC’s	$6.9 million
Letters of credit sublimit	$10.0 million	$6.9 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.29 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.35 to 1.00	7.17 to 1.00
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $3.6 million (3.9% of sales) for the three months ended April 30, 2009, compared to $6.9 million (6.1% of sales) in the same period last year. The Company’s EBITDA was approximately $14.2 million (4.7% of sales) for the nine months ended April 30, 2009, compared to $20.2 million (6.0% of sales) in the same period last year. The decrease in EBITDA for the nine months ended April 30, 2009, as a percentage of sales include the one-time special compensation award to the Company’s current Chairman of the Board and former President and CEO of $1.5 million, pre-tax. Excluding this one-time special compensation award, EBITDA was $15.7 million (5.2% of sales) for the nine months ended April 30, 2009. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008
Net income	$1,635	$3,774	$6,983	$11,187
Adjustments:
Income tax expense	1,082	2,325	4,681	6,709
Interest expense	51	48	132	180
Depreciation and amortization	849	747	2,443	2,119

EBITDA	$3,617	$6,894	$14,239	$20,195

EBITDA margin	3.9%	6.1%	4.7%	6.0%
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.2 million and a decrease in quarterly net income of approximately $68,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of April 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California abatement process. The Company has filed a Petition for Reassessment and intends to vigorously contest the assessment.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s Motion for Class Certification was denied in December 2006, and appealed by Plaintiff. The Appellate Court determined that the Trial Court’s denial of Plaintiff’s earlier Motion to Compel Disclosure of the names and contact information for all members of the putative class prejudiced Plaintiff’s ability to support his Motion for Class Certification. The ruling reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and eventual re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January 2009. In early February 2009, Plaintiff was permitted to file a First Amended Complaint, which among other matters, added an additional named Plaintiff. Electronic Discovery is continuing and is expected to lead to the filing of a Motion by Plaintiff for Class Certification in June, 2009.
On July 25, 2008, two independent contractor drivers filed a purported class action suit in San Bernardino County, California Superior Court alleging that the Company’s classification of California drivers as independent contractors was unlawful, and that as a consequence they were denied the benefit of various California wage laws. They further alleged that such misclassification constituted unfair competition under California business statutes. Because the Complaint in large measure contains the same causes of action as the on-going 2005 Los Angeles County, California Superior Court case, the Company filed a Special Demurrer and a Motion to Stay further proceedings pending the outcome of the earlier action. Following a November 2008 Hearing, the Court issued a Stay. Plaintiffs’ subsequent attempt to consolidate their action with the Los Angeles County action described above was denied. On January 21, 2009, one of the named Plaintiffs voluntarily dismissed his claims without prejudice in order to attempt to join the Los Angeles County suit. The Plaintiff has subsequently been added to the Los Angeles County suit.
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
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. An Amended Complaint was filed on November 20, 2008, and the Company thereafter timely filed its Answer. At the Case Management Conference in early February 2009, the parties were ordered to participate in mediation before December 4, 2009, and a trial date of February 8, 2010 was set. Discovery continues. The Company believes that the Plaintiffs were properly classified as independent contractors and further believes that Plaintiffs were treated in conformity with all State and Federal laws.

DYNAMEX INC.
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
The Global Economic Conditions Could Adversely Affect the Company’s Business and Financial Results and have a Material Adverse Affect on our Liquidity and Capital Resources
As the global financial crisis has broadened and intensified, most sectors of the economy have been adversely impacted. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact the Company’s business and financial results.
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
An Increase in Claims May Expose Us to Losses
As of April 30, 2009, we utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.

DYNAMEX INC.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at April 30, 2009 were independent contractor owner-operators. We are currently a party to purported class actions brought by former drivers in California alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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
Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
About one-third of our operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in our consolidated financial statements. The Canadian dollar is the functional currency for the Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income for such period. We historically have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. Fluctuations in the exchange rate have adversely affected our reported sales in FY 2009. We cannot be assured that fluctuations in foreign currency exchange rates will not continue to have an adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the July 31, 2008 Form 10K.
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

DYNAMEX INC.
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
We May Need Additional Financing to Pursue Our Acquisition Strategy
We intend to pursue acquisitions that are complementary to our existing operations. We may be required to incur additional debt, issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. We have no assurance that we will be able to obtain additional financing if necessary, or that such financing can be obtained on terms we will deem acceptable. As a result, we may be unable to successfully implement our acquisition strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
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

DYNAMEX INC.

Dated: June 5, 2009	by	/s/ James L. Welch James L. Welch President and Chief Executive Officer (Principal Executive Officer)

Dated: June 5, 2009	by	/s/ Ray E. Schmitz

Ray E. Schmitz Vice President — Chief Financial Officer (Principal Financial Officer)

Dated: June 5, 2009	by	/s/ Gilbert Jones

Gilbert Jones Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
Exhibits

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E - 1