Form 10-K
period 2009-07-31
DYNAMEX INC
filed 2009-10-14
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company filer ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2009 was approximately $107,586,445.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of September 30, 2009 was 9,724,574 shares.
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
General
     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of business centers, the Company provides same-day, on-demand, door-to-door delivery services utilizing its ground couriers. For many of its inter-city deliveries, the Company uses third party air or motor carriers in conjunction with its ground couriers to provide same-day service. In addition to on-demand delivery services, the Company offers local and regional distribution services, which encompass recurring, often daily, point-to-point deliveries or multiple destination deliveries that often require intermediate handling. The Company also offers outsourcing services as well as fleet and facilities management services. These services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis. With its fleet management service, the Company manages and may provide a fleet of dedicated vehicles at single or multiple customer sites. The Company’s on-demand delivery capabilities are available to supplement scheduled distribution arrangements or dedicated fleets as needed. Facilities management services include the Company’s operation and management of customers’ mailrooms. In Fiscal Year (FY) 2006, in conjunction with its franchising activities the Company began to franchise its technology and certain business processes primarily to small, privately held same-day transportation companies in order to increase market share, penetrate new markets and increase operational efficiencies.
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
Services
     The Company capitalizes on its routing, dispatch and vehicle and management expertise developed in the ground courier business to provide its customers with a broad range of value added, same-day distribution services. By creating innovative applications of its core services, the Company intends to expand the market for its distribution services and increase the yield per service provided.
     Same-Day On-Demand Delivery. The Company provides same-day, intra-city on-demand delivery services whereby Company messengers or independent contractor owner-operator drivers respond to a customer’s request for immediate pick-up and delivery. The Company also provides same-day inter-city delivery services by utilizing third-party air or motor carriers in conjunction with the Company’s ground couriers. The Company focuses on the delivery of non-faxable, time sensitive items throughout major metropolitan areas rather than traditional downtown document delivery. For the fiscal years ended July 31, 2009, 2008 and 2007, approximately 32%, 33%, and 33% respectively, of the Company’s sales were generated from same-day on-demand delivery services.

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
     By outsourcing their fleet management, the Company’s customers (i) utilize the Company’s distribution and route optimization experience to deliver their products more efficiently, (ii) gain the flexibility to expand or contract fleet size as necessary, and (iii) reduce the costs and administrative burden associated with owning or leasing vehicles and hiring and managing transportation employees
     For the fiscal years ended July 31, 2009, 2008 and 2007, approximately 68%, 67%, and 67%, respectively, of the Company’s sales were generated from same-day local and regional distribution services.
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
Operations
     The Company’s operations are divided into regions, four U.S. and four Canadian, with each of the Company’s approximately 48 business centers assigned to the appropriate region. Business center operations are locally managed with regional and national oversight and support provided as necessary. A business center manager is assigned to each business center and is accountable for all aspects of such business center operations including its profitability. Each business center manager reports to a regional manager with similar responsibilities for all business centers within his region. Certain administrative and marketing functions may be centralized for multiple business centers in a given city or region. Dynamex believes that the strong operational and sales and marketing background of its senior management is important to building brand identity throughout the United States and Canada while simultaneously overseeing and encouraging individual managers to be successful in their local markets.
     Same-Day On-Demand Delivery. Most business centers have operations staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company’s clients have access to a web-based electronic data interface to enter dispatch requirements, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. Coordination and deployment of delivery personnel for on-demand deliveries is accomplished either through communications systems linked to the Company’s computers, through two-way communication devices.
     Same-Day Local and Regional Distribution. A dispatcher manages the delivery flow by coordinating the scheduled deliveries with available drivers. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company’s warehouse or the customer’s facility.
     The largest component of the Company’s distribution outsourcing services is its fleet management. Fleet management services are coordinated by the Company’s logistics specialists who have experience in designing, implementing and managing integrated networks for transportation services. Based upon the specialist’s analysis of a customer’s fleet and distribution requirements, the Company develops a plan to optimize fleet configuration and route design. The Company coordinates with independent contractor owner-operator drivers necessary to implement the fleet management plan. Such independent contractor owner-operator drivers are generally dedicated to a particular customer and may display the customer’s name and logo on its vehicles. The Company can supplement these dedicated independent contractor owner-operator drivers with its on-demand capability as necessary.
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
Sales and Marketing
     The Company markets its services through a sales force comprised of national and local sales representatives and telemarketers. The total sales force including management, national and local sales representatives and administrative support totaled 114 persons at July 31, 2009. The Company’s national sales force, comprised of 14 national account representatives supported by 2 managers at July 31, 2009, focus on regional and national customers who can utilize its services on a multi-market basis. As of such date, 79 local employee sales representatives supported by 12 sales managers and 2 administrative employees target business opportunities in their local market, and 5 specialized sales representatives contact existing customers to assess customer satisfaction and requirements. The Company’s sales force will seek to generate additional business from existing local accounts, which often include large companies with multiple locations. The expansion of the Company’s national sales program and continuing investment in technology to support its expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations.
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
Customers
     The Company’s target customer is a business that distributes time-sensitive, non-faxable items to multiple locations. The primary industries served by the Company include financial services, electronics, pharmaceuticals, retail, office products, medical laboratories and hospitals, auto parts, legal services and Canadian governmental agencies. During the years ended July 31, 2009, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.0%, 14.6% and 14.2%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 24%, 27% and 28% of the Company’s consolidated sales for the years ended July 31, 2009, 2008 and 2007, respectively.
     A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2009, 2008 and 2007, approximately 36%, 38% and 38% of the Company’s sales, respectively, were generated in Canada. See Note 14 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
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
     In connection with the operation of certain motor vehicles, the handling of hazardous materials in its courier operations and other safety matters, including insurance requirements, the Company is subject to regulation by the U. S. Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the U. S. Department of Transportation and the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws respecting such matters as hours of work and driver logbooks. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company’s operating permits.
Safety
     From time to time, the independent contractor owner-operators performing services for the Company are involved in accidents. The Company carries liability insurance with a per claim and an aggregate limit of $30 million. Independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state and provincial law (generally such minimum requirements range from $20,000 to $40,000). The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records and conducts criminal background checks via a third party agency.. In addition, where required by applicable law, contractually or by Company policy, the Company requires prospective drivers to take a physical examination and to pass a drug test. Drivers are provided information on any additional safety requirements as dictated by customer specifications.
Intellectual Property
     The Company has registered “DYNAMEX”, “DXFRANCHISE POWERED BY DYNAMEX”, “POWERED BY DYNAMEX”, “DYNAMEX DELIVERS NOW”, “DXNOW.COM” and “STRATEGIC STOCKING LOCATIONS” as federal trademarks in the Canadian Intellectual Office and the U.S. Patents and Trademark’s office for federal trademark registration of such names. No assurance can be given that any such registration will be effective to prevent others from using the trademark concurrently or to allow the Company to use the trademark in certain locations.
Employees
     At July 31, 2009, the Company had approximately 1,500 employees, of whom approximately 800 were employed in various management, supervisory, sales, administrative, and other corporate positions and approximately 700 were employed as messengers and mailroom workers. Additionally at July 31, 2009, the Company had contracts with approximately 3,300 independent contractor owner-operator drivers. Management believes that the Company’s relationship with such employees and independent contractor owner-operators is good. See “Risk Factors — Certain Tax Matters Related to Drivers.”
     Of the approximately 3,300 independent contractor owner-operator drivers used by the Company as of July 31, 2009, approximately 1,600 are located in Canada and approximately 1,700 are located in the U.S. Although the drivers and messengers located in Canada are generally independent contractors, approximately 70% are represented by major international labor unions. Management believes that the Company’s relationship with such unions is good. Unions represent none of the Company’s U.S. employees, drivers or messengers.
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
An Increase in Claims May Expose Us to Losses
          As of July 31, 2009, we utilized the services of approximately 3,300 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
          Substantially all of our drivers at July 31, 2009 were independent contractor owner-operators. We are currently a party to class actions brought by former drivers in California alleging, among other things, that the Company has misclassified its drivers in California as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
          We also do offer to withhold and pay any federal, state or provincial employment tax with respect to or on behalf of independent contractors. Our classification of our owner-operator drivers as independent contractors has been challenged from time to time by various taxing authorities, as in the case of California, where we have been subjected to assessments and interest for prior periods as a result of audits by the California Employment Development Department. While we believe that our owner-operators are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws and intend to vigorously defend such challenges, there is no certainty that we will prevail. If we are required to pay employer taxes or pay backup withholding in respect of prior periods on behalf of our owner-operators, our operating costs will increase, which could adversely impact our financial condition and results of operations.
See “Business — Services” and “—Employees” and “Legal Proceedings” in Part I, Item 3 of this Form 10-K.
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
We Are Dependent on Availability of Qualified Delivery Personnel
          We are dependent upon our ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of our operations. We compete in markets where unemployment has traditionally been relatively low and the competition for independent contractor owner-operators and other employees is intense. We must continually evaluate and upgrade our pool of available independent contractor owner-operators to keep pace with demands for delivery services. We have no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to us. Our inability to attract and retain qualified delivery personnel could have a material adverse impact on our business, financial condition and results of operations.
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
     The Company leased facilities in 79 locations at July 31, 2009. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Location	Leased Properties
Canada
Alberta	4
British Columbia	6
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	13
Quebec	2
Saskatchewan	2

Canadian Total	31

Number of
Location	Leased Properties
United States
Arizona	1
California	12
Colorado	1
Connecticut	1
Delaware	1
Florida	1
Georgia	1
Illinois	2
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
Nevada	1
New Jersey	3
New York	4
Ohio	2
Pennsylvania	3
Tennessee	1
Texas	4
Virginia	3
Washington	2

United States Total	48

Total	79

     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required.
     Facility rental expense for the fiscal years ended July 31, 2009, 2008 and 2007 was approximately $11.6 million, $10.6 million and $9.8 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 7 of Notes to the Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS
     The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California abatement process. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The Company intends to vigorously contest the assessment.
     On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s original Motion for Class Certification was denied in December 2006. On appeal, the Appellate Court reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January 2009. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a new Motion for Class Certification in June, 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses are each subject to between four and eight exclusions. Plaintiffs proposed a Notice of Pendency of Class Action to be sent to members of the Class. The Court approved the Notice over the Company’s objections in early October. Also in early October, Plaintiff filed a Motion for Summary Judgment requesting the Court to issue an Order adjudicating that there is no merit to the Defendant’s Affirmative Defense that Plaintiffs’ claims are barred because Plaintiffs and the putative class members are not employees, but are independent contractors. The Court has set a Hearing on the Motion for December 17, 2009.
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
     On May 19, 2009, a Truck Leasing Company filed an action against the Company in U.S. District Court for the Southern District of Ohio, Western Division raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to the lease of vehicles to various independent contractors and a certain Program Agreement between the Leasing Company and the Company. The Company has filed its Answer denying all the claims and presenting affirmative defenses. Discovery has started. The Company believes that it met all of the limited obligations under the Program Agreement.
     On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the

Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. An Amended Complaint was filed on November 20, 2008, and the Company thereafter timely filed its Answer. At the Case Management Conference in early February 2009, the parties were ordered to participate in mediation before December 4, 2009, and a trial date of February 8, 2010 was set. The Company has deposed all five of the Plaintiffs. The Company believes that the Plaintiffs were properly classified as independent contractors and believes that Plaintiffs were treated in conformity with all state and federal laws.
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

	Bid		Bid
Fiscal 2009	High	Low	High	Low
First Quarter	$29.80	$20.74	9/18/08	10/28/08
Second Quarter	25.45	11.02	11/3/08	12/16/08
Third Quarter	14.93	10.62	4/21/09	2/4/09
Fourth Quarter	18.18	13.92	5/8/09	7/2/09

Fiscal 2008	High	Low	High	Low
First Quarter	$29.95	$23.50	10/29/07	8/10/07
Second Quarter	30.47	22.70	12/11/07	1/15/08
Third Quarter	26.46	21.55	4/7/08	3/4/08
Fourth Quarter	29.57	23.05	7/22/08	5/21/08
Stock Price Performance
          Set forth below is a line graph indicating the stock price performance of the Company’s common stock for the period beginning August 1, 2004 and ending July 31, 2009 as contrasted with the Nasdaq Composite Index ** and the AMEX Composite Index and the Russell 2000 Stock Index***. The graph assumes that $100 was invested at the beginning of the period and has been adjusted for any stock dividends distributed after August 1, 2009. No cash or stock dividends have been paid during this period.

COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG DYNAMEX INC.,
NASDAQ COMPOSITE INDEX, AMEX COMPOSITE INDEX
AND RUSSELL 2000 INDEX
ASSUMES $100 INVESTED ON AUGUST 1, 2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JULY 31, 2009

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
     Holders — At September 30, 2009, the approximate number of holders of record of common stock was 227.
     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividends in fiscal 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
     Securities Authorized for Issuance Under Equity Compensation Plans — The following table provides information regarding the Company’s equity compensation plan as of July 31, 2009.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
	outstanding options,	price of outstanding	issuance under equity
Plan category	warrants and rights	options, warrants and rights	compensation plans
Equity compensation plans approved by security holders	647,645	$22.22	908,355

Equity compensation plans not approved by security holders	—	—	—

Total	647,645	$22.22	908,355

ITEM 6.	SELECTED FINANCIAL DATA
     The following selected historical financial and other data for the three years ended July 31, 2009 and the balance sheet data at July 31, 2009 and 2008 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. The following selected historical financial and other data for the two years ended July 31, 2006 and 2005 and the balance sheet data at July 31, 2007, 2006 and 2005 have been derived from the consolidated financial statements of the Company not appearing herein. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statements of operations data:
Sales	$402,109	$455,776	$413,774	$358,374	$321,103
Expenses (1)	383,483	427,730	389,660	336,437	301,051
Depreciation and amortization	3,440	2,825	2,357	1,931	1,648
Restructuring cost (4)	1,104	—	—	—	—

Operating income	14,082	25,221	21,757	20,006	18,404
Interest expense, net	177	232	299	295	466
Other (income) expense, net (2)	(411)	(516)	(2,079)	(275)	(226)

Income before income taxes	14,316	25,505	23,537	19,986	18,164
Income taxes	5,566	9,722	8,575	7,594	6,979

Net income	$8,750	$15,783	$14,962	$12,392	$11,185

Earnings per share:
basic	$0.89	$1.55	$1.41	$1.12	$0.97

diluted	$0.89	$1.53	$1.39	$1.11	$0.95

Weighted average common shares outstanding:
basic	9,782	10,207	10,612	11,057	11,544
diluted	9,809	10,297	10,738	11,197	11,804

Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (3)
Net income	$8,750	$15,783	$14,962	$12,392	$11,185
Adjustments:
Income tax expense	5,566	9,722	8,575	7,594	6,979
Non-cash stock option expense	1,418	1,180	771	717	459
Interest expense, net	177	232	299	295	466
Depreciation and amortization	3,440	2,825	2,357	1,931	1,648
Restructuring cost	1,104	—	—	—	—

EBITDA	$20,455	$29,742	$26,964	$22,929	$20,737

	July 31,
	2009	2008	2007	2006	2005
			(in thousands)
Balance sheet data:
Working capital	$38,319	$39,874	$23,337	$18,889	$22,917
Total assets	129,499	138,624	121,040	110,525	109,475
Long-term debt, excluding current portion	—	—	—	905	8
Stockholders’ equity	96,080	97,634	81,409	79,212	83,896

1)	Expenses include purchased transportation, salaries, wages and employee benefits as well as facility costs, communication, travel and entertainment, office supplies, equipment rentals and general corporate expenses.

2)	The increase in other income in the year ended July 31, 2007, is principally attributable to the resolution of inter-company, cross-border transfer pricing issues for fiscal years 2001 through 2005. As a result, the Company realized interest income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in interest expense from the U.S. as the Company had available U.S. net operating losses to offset the additional income, and the realization of $937,000 in foreign currency transaction gains on cash settlement of those inter-company charges. These inter-company charges were denominated in Canadian dollars, the value of which increased in U.S. dollars from those prior year levels. The result was to increase net income by $972,000, $0.09 per fully diluted share, for the 2007 year. See Footnote 13 of Notes to the Consolidated Financial Statements for additional information.

3)	EBITDA is defined as income excluding interest, non-cash stock option expense, taxes, depreciation and amortization and restructuring cost (as presented on the face of the income statement and statement of cash flows). EBITDA is supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, non-cash stock option expense, taxes, depreciation and amortization and restructuring cost, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. In addition, the Company’s definition of EBITDA may not be identical to similarly entitled measures used by other companies.

4)	During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada and moving all finance and accounting functions to the Dallas corporate office and the elimination of the positions of the Canadian and United States President. The restructuring was executed in order to reduce redundant overhead expenses and is expected to be completed no later than December 2009. The Company will record approximately an additional $0.4 million of restructuring expense during fiscal year 2010 primarily related to the lease obligation cost related to the Toronto, Canada administration office upon the “cease use” date of the facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
     Operating expenses primarily consist of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sorting expenses, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company are independent contractor owner-operators who provide their own vehicles as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. Also included in operating expenses are salaries, wages and benefit costs incurred at the business center level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions and regional and corporate level marketing and administrative costs and occupancy costs related to business center and corporate locations.
     Generally, the Company’s on-demand services provide higher margins before overhead than do local and regional distribution or fleet management services because driver payments for on-demand services are generally lower as a percentage of sales from such services due primarily to the smaller size of the vehicle required. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing and collection. As a result of these variances, the Company’s operating income is dependent in part on the mix of business for a particular period.
     During the years ended July 31, 2009, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.0%, 14.6% and 14.2%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 24%, 27% and 28% of the Company’s consolidated sales for the years ended July 31, 2009, 2008 and 2007, respectively.
     The Company has no significant investment in transportation equipment. Depreciation and amortization expense primarily relates to office, communication, IT equipment and software, leasehold improvements and intangible assets, which are primarily customer lists.
     A significant portion of the Company’s sales is generated in Canada. For the fiscal years ended July 31, 2009, 2008 and 2007, approximately 36%, 38%, and 38%, respectively, of the Company’s sales were generated in Canada. Before deduction of corporate costs, the majority of which are incurred in the U.S., the cost structure of the Company’s operations in the U.S. and Canada are similar.
     The conversion rate of Canadian dollars to U.S. dollars decreased during the fiscal year ending July 31, 2009 compared to July 31, 2008 and increased during the fiscal year ending July 31, 2008 compared to July 31, 2007. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales and net income. Management does not believe that the effect of these changes on the Company’s net income for the fiscal years ended July 31, 2009, 2008 and 2007 has been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material effect on the Company’s business, financial condition or results of operations.
Critical Accounting Policies
     The Company believes that the following are its most significant accounting policies:
     Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. Actual results may differ from such estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.
     Revenue recognition – Revenues are recognized after services are rendered to customers. There may be a time lag between pickup and delivery and the generation of an invoice. Accordingly, unbilled revenue is recognized for those shipments that have been delivered but have not been invoiced.
     Intangibles – Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. The Company tests goodwill for impairment at least annually. The Company has two reporting units for the purposes of assessing potential future impairments of goodwill, Canada and the United States. These two regions were identified as reporting units in accordance with paragraph 30 of SFAS No. 142 because discrete financial information is available and management regularly reviews the operating results of these regions. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year. Based on this test, the Company determined that no impairment exists during the three years ended July 31, 2009. Other intangible assets are being amortized over periods ranging from 3 to 25 years.

     Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Recoverable contract contingency costs capitalized, net of amortization, at July 31, 2009 and 2008 amount to $778 thousand and $1,172 thousand, respectively.
     Self-insured claims liability – The Company is primarily self-insured for U.S. workers’ compensation and vehicle liability claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.
     Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The allowance for doubtful accounts represented approximately 4.1% of accounts receivable at July 31, 2009 compared to approximately 1.9% at July 31, 2008 The increase in allowance for doubtful accounts related to the broadened and intensified global financial crisis. Most sectors of the economy have been adversely impacted.
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
     During the year ended July 31, 2009 and 2007, the Company repatriated approximately $4.7 million and $3.6 million, respectively from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to substantially offset the U.S. income tax liability arising from the dividends with foreign tax credits. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).
     Stock-based compensation – Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123(R) were adopted by the Company effective August 1, 2005.
     The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009, 2008, and 2007, respectively: dividend yield of 0% for all years; expected volatility of 43%, 43%, and 44%; risk-free interest rate of 2.8%, 3.9%, and 4.6%, and expected lives of an average of 6.9, 7.2 and 7.2 years for options granted to employees and of 6.8, 6.8 and 6.8 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2009, 2008 and 2007 was $10.12, $14.80 and $11.97, respectively.

     As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2009, 2008 and 2007 amounted to $1,418,000, $1,180,000 and $771,000, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2009, the anticipated effect on net income for fiscal 2010, net of taxes, will be approximately $903,000.
     Foreign currency translation –Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into U.S. dollars by remittance or repayment, the realized exchange differences are included as other income (expense) in the Consolidated Statement of Operations.
     Treasury stock acquired and retired – Treasury stock is recorded at cost. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
     Other long-term liabilities – The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes those amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.

Results of Operations
     The following table sets forth for the periods indicated certain items from the Company’s consolidated statement of operations, expressed as a percentage of sales:

	Years Ended July 31,
	2009	2008	2007
Sales	100.0%	100.0%	100.0%

Operating expenses:
Purchased transportation	63.4%	64.5%	63.7%
Salaries and employee benefits	21.0%	19.9%	20.2%
Facilities and communication	4.8%	4.0%	4.1%
Other	6.2%	5.5%	6.1%
Depreciation and amortization	0.8%	0.6%	0.6%
Restructuring cost	0.3%	0.0%	0.0%

Total operating expenses	96.5%	94.5%	94.7%

Operating income	3.5%	5.5%	5.3%

Interest expense	0.0%	0.1%	0.1%
Other income, net	-0.1%	-0.1%	-0.5%

Income before income taxes	3.6%	5.5%	5.7%

Income taxes	1.4%	2.1%	2.1%

Net income	2.2%	3.4%	3.6%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Years Ended July 31,
	2009		2008		2007
Sales by service type:
On demand	$127,797	31.8%	$148,410	32.6%	$137,418	33.2%
Scheduled/distribution	274,312	68.2%	307,366	67.4%	276,356	66.8%

Total sales	$402,109	100.0%	$455,776	100.0%	$413,774	100.0%

Sales by country:
United States	$257,623	64.1%	$280,583	61.6%	$257,025	62.1%
Canada	144,486	35.9%	175,193	38.4%	156,749	37.9%

Total sales	$402,109	100.0%	$455,776	100.0%	$413,774	100.0%

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008
     Net income for the year ended July 31, 2009 was $8.8 million ($0.89 per fully diluted share) compared to $15.8 million ($1.53 per fully diluted share) for the year ended July 31, 2008.
     Sales for the year ended July 31, 2009 were $402 million, a $54 million (11.8%) decrease over the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar decreased 14.0% over the prior year period, which had the effect of decreasing sales for the year ended July 31, 2009 by approximately $23.4 million (5.1%). Also, management estimates that approximately 2.6% of the year-over-year decrease in sales is attributable to fuel surcharges. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, decreased approximately -4.0% for the year ended July 31, 2009 (-5.6% in the U.S. and -2.1% in Canada). Canadian sales, including fuel surcharges, decreased approximately 4.2% in Canadian dollars in the current fiscal year compared to last year. The remaining sales increase is primarily attributable to volume increases from the expansion of business with existing and new customers. Price increases did not account for a substantial increase in FY2009 sales.
     Purchased transportation for the year ended July 31, 2009 decreased $38.7 million, or 13.2%, to $254.8 million from $293.5 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 63.4% for the year ended July 31, 2009, compared to 64.4% for the year ended July 31, 2008.
     Salaries and employee benefits for the year ended July 31, 2009 decreased $6.2 million, or 6.9%, to $84.5 million from $90.7 million for the same period in the prior year. Salaries and employee benefits, as a percentage of sales was 21.0% for the year ended July 31, 2009, compared to 19.9% for the year ended July 31, 2008. Slightly over half the decline is due to the weaker Canadian dollar, lower bonus accruals and the reduction in force we announced in our FY 2009 second quarter with the balance due to lower shipment volumes. Those reductions were offset, in part, by a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO in the first quarter of the current fiscal year and higher salaries and benefits of approximately $0.5 million from the expansion of the sales force.
     Facilities and communication expense for the year ended July 31, 2009 increased $0.9 million, or 5.0%, to $19.4 million from $18.5 million for the same period in the prior year. Facilities and communication expense as a percentage of sales was 4.8% for the year ended July 31, 2009, compared to 4.0% for the year ended July 31, 2008. The increase primarily related to new leased facilities to service current and future business expansion.
     Other expenses for the year ended July 31, 2009 decreased $0.3 million, or 1.1%, to $24.8 million from $25.1 million for the same period in the prior year. Other expenses as a percentage of sales was 6.2% for the year ended July 31, 2009, compared to 5.5% for the year ended July 31, 2008. Fiscal year 2009 include legal costs of approximately $0.5 million for the California class-action litigation and $0.2 million related to the evaluation of our sales organization and processes.
     For the year ended July 31, 2009, depreciation and amortization was $3.4 million compared to $2.8 million for the same period in the prior year. The increase is principally due to the higher level of capital additions over the last two fiscal years. As a percent of sales, depreciation and amortization was 0.9%, compared to 0.6% in the prior year period. The Company purchased approximately $2.8 million of specialized equipment to service a specific customer under a five-year contract extension that will increase future depreciation and amortization. Management expects the level of depreciation and amortization expense to increase next year due to the FY 2009 expenditures being above historical levels.
     Restructuring – During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada and moving all finance and accounting functions to the Dallas corporate office and the elimination of the positions of President U.S. and Canada. The restructuring was executed in order to reduce redundant overhead expenses and is expected to be completed no later than December 2009 and consists primarily of severance, stay bonuses and benefit costs. The Company recorded a charge of $1.1 million during the fourth quarter of fiscal year 2009 and will record an additional $0.4 million of restructuring expense during fiscal year 2010 primarily related to the lease obligation cost related to the Toronto, Canada administration office upon the “cease use” date of the facility.
     Other income, net for the year ended July 31, 2009, was $411,000 compared to $516,000 for the same period in the prior year. This decrease is principally attributable to lower interest rates and lower investments in Canada due to the Company’s decision to repatriate excess Canadian cash to support its share repurchase program during the first quarter of FY 2009. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
     Interest expense was $177,000, a decrease of $55,000 or 23.7% for the year ended July 31, 2009. Lower interest expense compared to the prior year is primarily attributable to lower interest rates and lower average outstanding debt.

     The effective income tax rate was 38.9% for the current year compared to 38.1% for the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The effective U.S. tax rate was approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash to support its ongoing share repurchase program during the first quarter of FY 2009. The Canadian effective tax rate was 32.3% for the current year. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
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
     Purchased transportation for the year ended July 31, 2008 increased $29.6 million, or 11.2%, to $293.5 million from $263.9 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 64.4% for the year ended July 31, 2008, compared to 63.7% for the year ended July 31, 2007, partially due to the decline in on-demand sales as a percentage of total sales in the year ended 2008 compared to the prior year. Although on-demand sales increased slightly this year compared to the prior year, it represented only 32.6% of total sales compared to 33.2% last year, as distribution sales increased 11%.
     Salaries and employee benefits for the year ended July 31, 2008 increased $7.0 million, or 8.4%, to $90.7 million from $83.7 million for the same period in the prior year. Salaries and employee benefits, as a percentage of sales was 19.9% for the year ended July 31, 2008, compared to 20.2% for the year ended July 31, 2007. Approximately $3.3 million of the increase is attributable to the stronger Canadian dollar with the balance primarily attributable to the impact of additional personnel hired over the last twelve months to support not only the current level of business but also future sales growth, in addition to normal increases in compensation and higher premiums related to medical and dental coverage.
     Facilities and communication expense for the year ended July 31, 2008 increased $1.7 million, or 9.8%, to $18.5 million from $16.8 million for the same period in the prior year. Facilities and communication expense as a percentage of sales was 4.0% for the year ended July 31, 2008, compared to 4.1% for the year ended July 31, 2007. The increase primarily related to new leased facilities to service current and future business expansion.
     Other expenses for the year ended July 31, 2009 decreased $0.2 million, or 0.1%, to $25.1 million from $25.3 million for the same period in the prior year. Other expenses as a percentage of sales was 5.5% for the year ended July 31, 2008, compared to 6.1% for the year ended July 31, 2007.
     For the year ended July 31, 2008, depreciation and amortization was $2.8 million compared to $2.4 million for the same period in the prior year. The increase is primarily attributable to the lessor financed leasehold improvements that occurred during fiscal year 2007.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the fiscal years ended July 31, 2009, 2008 and 2007 were $7.8 million, $16.4 million and $24.6 million, respectively. The decrease in cash provided by operating activities this year compared to last year is principally attributable to lower level of earnings. The timing of payments to service providers, vendors and employees, the lower Canadian dollar exchange rate and reduced bonus accruals are the principal reasons for the decline in accounts payable and accrued liabilities compared to the prior year.
     Net cash used in investing activities increased $2.3 million in FY 2009 compared to the prior year. In the current year, the Company purchased approximately $2.8 million of specialized equipment to service a specific customer under a five-year contract extension that will increase future depreciation and amortization. The prior year included approximately $0.1 million more for acquisition of customer lists than the current year. The increase is partially offset by a withdrawal of deferred compensation investments of approximately $0.7 million. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
     The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962,000 shares at an average price of $20.07 per share for a total dollar cost of $39,368. During the year ended July 31, 2009, the Company repurchased a total of 439,000 shares at an average price of $24.13 per share for a total dollar cost of $10,597, leaving a balance of $28,035 in the current authorization. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
     The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At July 31, 2009, there were $6.9 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.

The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Level at July 31,
Compliance Area	Covenant	2009
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.35 to 1.00
Total indebtedness	$40 million, including LOC’s	$6.9 million
Letters of credit sublimit	$10.0 million	$6.9 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.35 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	5.31 to 1.50
     Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations, capital requirements and common stock repurchases.
Contractual Obligations
     The following table sets forth the Company’s contractual commitments as of July 31, 2009 for the periods indicated (in thousands):

		Less than
	Total	1 Year	1 - 3 Years	3 - 5 years	Thereafter
Operating Leases	36,964	11,691	15,671	7,395	2,206

The Company has entered into an employment agreement with its President and CEO which provides for the payment of a base salary in the annual amount of $525,000, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $1.6 million and $1.8 million. As of July 31, 2009 the Company had outstanding letters of credit totaling $6.9 million.
Income Taxes
     The provision for income taxes was $5.6 million in fiscal 2009 compared to $9.7 million and $8.6 million in the years ended July 31, 2008 and 2007, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes; changes in the valuation allowance on net operating loss carry forwards and foreign tax credits, and other expenses that are non-deductible for tax purposes. The effective income tax rate was 38.9% for the current year compared to 38.1% for the prior year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year which was offset by a reduction in the Canadian effectcive tax rate to 32.3%. The effective U.S. tax rate is approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash to support its ongoing share repurchase program during the first quarter of FY 2009. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
     During the years ended July 31, 2009 and 2007, the Company repatriated approximately $4.7 and $3.6 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset substantially all the U.S. income tax liability with foreign tax credits. At July 31, 2007 the Company had utilized substantially all of its foreign tax credit carryforwards.

Inflation
     Inflationary pressures have not had a material effect on the Company’s results of operations for fiscal 2009. There can be no assurance the Company’s business will not be affected by inflation in the future.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended July 31, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through October 14, 2009, the date the financial statements were issued. Events occurring after this date have not been evaluated.
“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:
     With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.
     The risk factors described in this report could cause actual results to differ materially from those predicted. By way of example:
•	The Global Economic Conditions Could Adversely Affect the Company’s Business and Financial Results and have a Material Adverse Affect on our Liquidity and Capital Resources

•	The competitive nature of the same-day delivery business.

•	The ability of the Company to attract and retain qualified courier personnel as well as retain key management personnel.

•	A change in the current tax status of courier drivers from independent contractor drivers to employees.

•	A significant increase in the number of workers’ compensation or vehicle liability claims such that the Company’s self insurance expense would increase significantly.

•	A significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	The ability of the Company to obtain adequate financing.

•	The ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of driver pay.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $15.5 million and a decrease in net income of approximately $0.4 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
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
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

Ray E. Schmitz, Executive Vice-President and Chief Financial Officer
Dated: October 14, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on October 14, 2009.

Name	Title

/s/ James L. Welch James L. Welch	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Ray E. Schmitz Ray E. Schmitz	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Gilbert Jones Gilbert Jones	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ Richard K. McClelland Richard K. McClelland	Chairman of the Board and Director
/s/ Wayne Kern Wayne Kern	Director
/s/ Stephen P. Smiley Stephen P. Smiley	Director
/s/ Brian J. Hughes Brian J. Hughes	Director
/s/ Bruce E. Ranck Bruce E. Ranck	Director
/s/ Craig R. Lentzsch Craig R. Lentzsch	Director

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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2009.
Dynamex Inc.’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report dated October 14, 2009 on the effectiveness of Dynamex Inc.’s internal control over financial reporting. That report is included herein.

/s/ James L. Welch	/s/ Ray E. Schmitz

James L. Welch Chief Executive Officer, President and Director (Principal Executive Officer)	Ray E. Schmitz Executive Vice President, Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP BDO Seidman, LLP

Dallas, Texas October 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the internal control over financial reporting maintained by Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2009. Our report dated October 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP BDO Seidman, LLP

Dallas, Texas October 14, 2009

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2009 and 2008
(in thousands, except per share data)

	2009	2008
ASSETS
CURRENT
Cash and cash equivalents	$11,016	$19,888
Accounts receivable (net of allowance for doubtful accounts of $1,801 and $915, respectively)	43,545	47,288
Income taxes receivable	3,043	1,546
Prepaid and other current assets	4,396	4,429
Deferred income taxes	4,270	3,504

Total current assets	66,270	76,655

PROPERTY AND EQUIPMENT - net	11,532	8,670
GOODWILL	47,496	48,109
INTANGIBLES - net	975	808
DEFERRED INCOME TAXES	—	—
OTHER	3,226	4,382

Total assets	$129,499	$138,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$5,581	$12,621
Accrued liabilities	22,370	24,160

Total current liabilities	27,951	36,781

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	5,468	4,209

Total liabilities	33,419	40,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,725 and 10,148 outstanding, respectively	97	101
Additional paid-in capital	36,276	45,311
Retained earnings	55,655	46,905
Accumulated other comprehensive income:
Cumulative translation adjustment	4,052	5,317

Total stockholders’ equity	96,080	97,634

Total liabilities and stockholders’ equity	$129,499	$138,624

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2009, 2008 and 2007
(in thousands except per share data)

	2009	2008	2007
Sales	$402,109	$455,776	$413,774

Operating expenses:
Purchased transportation	254,789	293,459	263,861
Salaries and employee benefits	84,515	90,744	83,741
Facilities expense	19,378	18,458	16,808
Other expenses	24,801	25,069	25,250
Depreciation and amortization	3,440	2,825	2,357
Restructuring cost	1,104	—	—

Total operating expenses	388,027	430,555	392,017

Operating income	14,082	25,221	21,757

Interest expense	177	232	299
Other income, net	(411)	(516)	(2,079)

Income before income taxes	14,316	25,505	23,537

Income taxes	5,566	9,722	8,575

Net income	$8,750	$15,783	$14,962

Basic earnings per common share	$0.89	$1.55	$1.41

Diluted earnings per common share	$0.89	$1.53	$1.39

Weighted average shares:
Common shares outstanding	9,782	10,207	10,612
Adjusted common shares - assuming exercise of stock options	9,809	10,297	10,738
See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2009, 2008 and 2007
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT JULY 31, 2006	10,638	$106	$58,514	$16,160	$4,432	$79,212
Issuance of common stock, including tax benefit of $142	128	1	1,244			1,245
Stock option compensation			771			771
Treasury stock purchase and retirement	(621)	(6)	(14,858)			(14,864)
Net income				14,962		14,962
Unrealized foreign currency translation adjustment					83	83

Total comprehensive income						15,045

BALANCE AT JULY 31, 2007	10,145	101	45,671	31,122	4,515	81,409

Issuance of common stock, including tax benefit of $328	124	1	1,425			1,426
Stock option compensation			1,180			1,180
Treasury stock purchase and retirement	(121)	(1)	(2,965)			(2,966)
Net income				15,783		15,783
Unrealized foreign currency translation adjustment					802	802

Total comprehensive income						16,585

BALANCE AT JULY 31, 2008	10,148	101	45,311	46,905	5,317	97,634

Issuance of common stock, including tax benefit of $16	16	0	140			140
Stock option compensation			1,418			1,418
Treasury stock purchase and retirement	(439)	(4)	(10,593)			(10,597)
Net income				8,750		8,750
Unrealized foreign currency translation adjustment					(1,265)	(1,265)

Total comprehensive income						7,485

BALANCE AT JULY 31, 2009	9,725	$97	$36,276	$55,655	$4,052	$96,080

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$8,750	$15,783	$14,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,440	2,825	2,357
Amortization of deferred bank financing fees	2	10	28
Provision for losses on accounts receivable	1,487	1,039	499
Stock option compensation	1,418	1,180	771
Deferred income taxes	822	1,472	3,368
Lessor financed leasehold improvements	896	—	1,997
Non-cash rent expense	143	49	860
Gain on disposal of property and equipment	(34)	(8)	(19)
Changes in current operating assets and liabilities:
Accounts receivable	2,255	(5,678)	(6,722)
Prepaids and other current assets	(1,465)	(1,405)	(105)
Accounts payable and accrued liabilities	(9,907)	1,087	6,589

Net cash provided by operating activities	7,807	16,354	24,585

INVESTING ACTIVITIES
Purchase of property and equipment	(6,253)	(2,845)	(4,961)
Cash payment for acquisition	(367)	(491)	—
Withdrawal (purchase) of deferred compensation investments	650	(322)	(278)

Net cash used in investing activities	(5,970)	(3,658)	(5,239)

FINANCING ACTIVITIES
Principal payments on long-term debt	—	—	(5)
Net (payments) receipts under line of credit	—	—	(900)
Proceeds from stock option exercise	124	1,099	1,103
Tax benefit realized from exercise of stock options	16	328	142
Purchase and retirement of treasury stock	(10,597)	(2,966)	(14,864)
Other assets and deferred financing fees	411	(176)	(1,212)

Net cash used in financing activities	(10,046)	(1,715)	(15,736)

EFFECT OF EXCHANGE RATES ON CASH	(663)	50	(811)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,872)	11,031	2,799
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,888	8,857	6,058

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,016	$19,888	$8,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$137	$157	$262

Cash paid for taxes	$5,901	$8,043	$5,226

See accompanying notes to the consolidated financial statements.

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business - Dynamex Inc. and Subsidiaries (the “Company” or “Dynamex”) provide same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery, (ii) scheduled and distribution and (iii) fleet outsourcing and facilities management.
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
Property and equipment – Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

Equipment	3-7 years
Software	3-5 years
Furniture	7 years
Vehicles	5 years
The Company periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value.
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2009 and 2008, the net book value of capitalized software costs was $973 and $1,554, respectively. Amortization expense related to capitalized software was $826, $756 and $737 in fiscal years 2009, 2008 and 2007, respectively.
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
The Company’s customers are not concentrated in any specific geographic region or industry. During the years ended July 31, 2009, 2008 and 2007, sales to Office Depot, Inc. represented approximately 14.0%, 14.6% and 14.2%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 24%, 27% and 28% of the Company’s consolidated sales for the years ended July 31, 2009, 2008 and 2007, respectively.
A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2009, 2008 and 2007, approximately 36%, 38% and 38% of the Company’s sales, respectively, were generated in Canada. See Note 14 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.
Office Depot represented approximately 21.6% and 10.5% of the net accounts receivable at July 31, 2009 and July 31, 2008, respectively. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Goodwill and intangibles – Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Effective August 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, performs a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2009. Based on this test, no impairment was indicated. Other intangible assets are being amortized over periods ranging from 3 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the consolidated statement of operations. Aggregate amortization expense during the years ended July 31, 2009, 2008 and 2007 totaled $206, $81 and $51, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $422 for the year 2010, $310 for 2011, $374 for 2012, $110 for 2013 and $18 for 2014.
Revenue recognition - Revenues are recognized when services are rendered to customers, that is, primarily when the pickup and delivery is complete. There may be a time lag between the completion of the service and the generation of an invoice. Accordingly, unbilled revenue is recognized for those shipments that have been completed but have not been invoiced.
Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and aging category. If the financial condition of the Company’s customers were to deteriorate, thus impairing their ability to make required payments, additional allowances may be required. The Company’s allowance at July 31, 2009 is approximately 4.1% of outstanding accounts receivable compared to approximately 1.9% at July 31, 2008.
Financial instruments - Carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.
Financing costs - During the fiscal years ended July 31, 2009, 2008, and 2007, the Company capitalized $6, $0 and $3, respectively of costs incurred in connection with debt financings and amendments. These costs are being amortized over the terms of the respective financings and are included in interest expense. The amounts of amortization and the write-off of previous deferred financing costs were $1 in 2009, $10 in 2008 and $32 in 2007.
Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at July 31, 2009 and 2008 amount to $778 and $1,172, respectively.
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
The fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009, 2008, and 2007, respectively: dividend yield of 0% for all years; expected volatility of 43%, 43%, and 44%; risk-free interest rate of 2.8%, 3.9%, and 4.6%, and expected lives of an average of 6.9 years for options granted to employees and of 6.8 years for options granted to non-employee directors for all years. The weighted average grant-date fair value of stock options granted during the years 2009, 2008 and 2007 was $10.12, $14.80 and $11.97, respectively.
As discussed in Note 10 of Notes to the Consolidated Financial Statements, option expense in 2009, 2008 and 2007 amounted to $1,418, $1,180 and $771, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2009, the anticipated effect on net income for fiscal 2010, net of taxes, will be approximately $903.

Net income per share - Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period determined using the treasury stock method. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 372, 146 and 20 shares of common stock at July 31, 2009, 2008 and 2007, respectively, were not included in the computation of net income per share as their effect would be antidilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.
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
Treasury stock acquired and retired – Treasury stock is recorded at cost. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
New accounting pronouncements – In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurement,” This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 was effective at the beginning of the Company’s 2009 fiscal year. The Company believes the adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.
In December 2007, the FASB issued Statement No. 141R (“SFAS No. 141R”), “Business Combinations.” This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for annual reporting periods beginning on or after December 15, 2008 and will become effective for us beginning August 1, 2009 for business combinations occurring after the effective date. The Company believes the adoption of SFAS No. 141R will not have a material impact on its consolidated financial statements.
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
In April 2008 the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 will not have a material impact on the Company’s consolidated financial position and results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended July 31, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through October 14, 2009, the date the financial statements were issued. Events occurring after this date have not been evaluated.
Reclassification – Certain reclassifications have been made to conform prior year data to the current presentation.
Subsequent events – In the preparation of its consolidated financial statements, the Company considered subsequent events through October 14, 2009, which was the date the Company’s consolidated financial statements were issued.
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

	Years Ended July 31,
	2009	2008	2007
Net income	$8,750	$15,783	$14,962

Weighted average common shares outstanding	9,782	10,207	10,612
Common share equivalents related to options	27	90	126

Common shares and common share equivalents	9,809	10,297	10,738

Basic earnings per common share	$0.89	$1.55	$1.41

Diluted earnings per common share	$0.89	$1.53	$1.39

3. INTANGIBLES
Intangibles consist of the following:

	July 31,
	2009	2008
Carrying amount:
Deferred bank financing fees	$138	$132
Customer lists	950	583
Trademarks	470	470

	1,558	1,185

Less accumulated amortization:
Deferred bank financing fees	(133)	(132)
Customer lists	(246)	(59)
Trademarks	(204)	(186)

	(583)	(377)

Intangibles - net	$975	$808

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	July 31,
	2009	2008
Equipment	$22,603	$20,852
Software	8,857	8,633
Furniture	2,240	2,098
Vehicles	2,511	544
Leasehold improvements	5,051	4,066
Other	—	—

	41,262	36,193
Less accumulated depreciation	(29,730)	(27,523)

Property and equipment - net	$11,532	$8,670

Depreciation expense included in the accompanying consolidated statements of operations for the years ended July 31, 2009, 2008 and 2007 was $3,240, $2,745 and $2,306, respectively.
5. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	July 31,
	2009	2008
Salaries and wages	$2,052	$3,936
Independent contractor settlements	6,870	8,067
Workers’ compensation estimated claims	1,326	1,483
Vehicle liability estimated claims	1,990	2,268
Vacation	2,590	2,621
Restructuring	1,120	—
Deferred revenue	503	352
Taxes - other	772	1,104
Other	5,149	4,329

Total accrued liabilities	$22,370	$24,160

Restructuring – During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada and moving all finance and accounting functions to the Dallas corporate office and the elimination of the position of President U.S. operations. The restructuring was executed in order to reduce redundant overhead expenses and is expected to be completed no later than December 2009. The Company will record approximately an additional $400 of restructuring expense during fiscal year 2010 primarily related to the lease obligation cost of the Toronto, Canada administration office upon the “cease use” date of the facility. See the below chart for a summary of the restructuring expense and accrual as of July 31, 2009.

	Balance at				Balance at
Restructuring	April 30, 2009	Expense	Payment	Other (1)	July 31, 2009
Severance and stay bonuses	$—	$952	$—	$—	$952
Benefits and employer taxes	—	98	—	—	98
Travel and other	—	54	(8)	24	70

Total restructuring	$—	$1,104	$(8)	$24	$1,120

(1)	Represents difference in “end of period” and “for the period” foreign exchange rates.
6. LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	July 31,
	2009	2008
Operating leases (a)	$2,742	$2,327
Deferred compensation	695	1,440
Deferred income taxes	2,031	442

Total other long-term liabilties	$5,468	$4,209

(a)     Operating leases
The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. For scheduled rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.
Long-Term Debt
The revolving credit facility was initially established in 2004 and last amended in January 26, 2009..The revolving credit facility line of credit is $40 million, has a maturity date of July 31, 2013 and has no scheduled principal payments. The revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At July 31, 2009, there were $6.9 million letters of credit issues but no outstanding borrowings under the revolving credit agreement. The revolving credit facility requires the Company to satisfy certain financial and other covenants. As of July 31, 2009, the Company was in compliance with all financial and other covenants.

7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.
At July 31, 2009, minimum annual lease payments for such operating leases are as follows:

Operating
Leases
2010	$11,691
2011	9,240
2012	6,431
2013	4,565
2014	2,830
Thereafter	2,206

$36,964

Rent expense related to operating leases amounted to approximately $17,177, $16,606, and $17,855 for the years ended July 31, 2009, 2008 and 2007, respectively.
The Company has entered into an employment agreement with its President and CEO which provides for the payment of a base salary in the annual amount of $525, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The Company believes that it is unlikely that these circumstances will transpire, but if they did the potential exposure could range between $1.6 million and $1.8 million.
CONTINGENCIES
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California abatement process. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The Company intends to vigorously contest the assessment however has recorded a liability of $1.3 million as of July 31, 2009. The liability accrual began in fiscal year 2007. The expense impact to fiscal year 2009 was $0.3 million.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s original Motion for Class Certification was denied in December 2006. On appeal, the Appellate Court reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January 2009. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a new Motion for Class Certification in June, 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses are each subject to between four and eight exclusions. Plaintiffs proposed a Notice of Pendency of

Class Action to be sent to members of the Class. The Court approved the Notice over the Company’s objections in early October. Also in early October, Plaintiff filed a Motion for Summary Judgment requesting the Court to issue an Order adjudicating that there is no merit to the Defendant’s Affirmative Defense that Plaintiffs’ claims are barred because Plaintiffs and the putative class members are not employees, but are independent contractors. The Court has set a Hearing on the Motion for December 17, 2009.
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
On May 19, 2009, a Truck Leasing Company filed an action against the Company in U.S. District Court for the Southern District of Ohio, Western Division raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to the lease of vehicles to various independent contractors and a certain Program Agreement between the Leasing Company and the Company. The Company has filed its Answer denying all the claims and presenting affirmative defenses. Discovery has started. The Company believes that it met all of the limited obligations under the Program Agreement.
On September 29, 2008, five former independent contractor drivers filed an action in California State Court alleging that the Company misclassified them as independent contractors rather than employees and further that the Company committed unlawful racial harassment and discrimination ultimately resulting in their wrongful termination or wrongful constructive termination, all in violation of the public policy of the State of California. An Amended Complaint was filed on November 20, 2008, and the Company thereafter timely filed its Answer. At the Case Management Conference in early February 2009, the parties were ordered to participate in mediation before December 4, 2009, and a trial date of February 8, 2010 was set. The Company has deposed all five of the Plaintiffs. The Company believes that the Plaintiffs were properly classified as independent contractors and believes that Plaintiffs were treated in conformity with all State and Federal laws.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings are less than probable and will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
8. INCOME TAXES
The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2009	2008	2007
Canada	$5,180	$10,598	$10,547
United States	9,136	14,907	12,990

	$14,316	$25,505	$23,537

The provision for income tax expense consisted of the following:

	Years ended July 31,
	2009	2008	2007
Current tax expense:
Canada	$2,017	$3,509	$1,641
United States – Federal	2,320	3,893	2,935
United States – States	406	848	631

Total current tax expense	4,743	8,250	5,207

Deferred tax expense (credit):
Canada	(334)	12	50
United States – Federal	984	1,242	3,021
United States – States	173	218	297

Total deferred tax expense	823	1,472	3,368

Total income tax provision	$5,566	$9,722	$8,575

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

	July 31,
	2009	2008
Deferred tax asset:
Allowance for doubtful accounts	$351	$276
Accrued vacation	715	690
Accrued liabilities and other	3,078	2,414
Stock option expense	950	602
Deferred compensation	237	543
WOTC tax credit carryforward	125	125
Capitalized start-up costs	35	35

Total deferred tax benefits	5,491	4,685
Less valuation allowance	—	—

Net deferred tax asset	5,491	4,685

Deferred tax liability:
Fixed assets	(632)	(1,185)
Amortization of intangibles	(2,620)	(438)

Total deferred tax liability	(3,252)	(1,623)

Net deferred tax asset	$2,239	$3,062

Financial statements:

Current deferred tax asset	$4,270	$3,504

Non-current deferred tax liability	$2,031	$442

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.
During the years ended July 31, 2009 and 2007, the Company repatriated approximately $4.7 and $3.6 million from its Canadian subsidiary. Except for certain applicable state income taxes, the Company was able to offset substantially all the U.S. income tax liability with foreign tax credits for fiscal year 2007. At July 31, 2007 the Company had utilized substantially all of its foreign tax credit carryforwards.
The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2009. Such earnings were intended to be reinvested indefinitely.
Total income tax expense was $5.6 million, 38.9% of income before taxes in the current fiscal year compared to $9.7 million, 38.1% of income before taxes in fiscal year 2008. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S. in the current year compared to the prior year. The effective U.S. tax rate is approximately 2% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash to support its ongoing share repurchase program during the first quarter of FY 2009. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program.
The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.
The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2009	2008	2007
Income taxes at statutory rate	$4,867	$8,927	$8,003

Effect on taxes resulting from:
State taxes	579	1,066	928
Foreign refunds	(78)	(182)	(1,971)
Decrease in foreign tax credit	—	—	3,608
Decrease in valuation allowance	—	—	(1,724)
Other (including permanent differences)	198	(89)	(269)

	$5,566	$9,722	$8,575

9. RESERVE FOR DOUBTFUL ACCOUNTS
The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Additions Charges		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Deductions	Year
Fiscal year ended:
July 31, 2009	$915	$1,487	$601	$1,801
July 31, 2008	866	1,039	990	915
July 31, 2007	676	499	309	866
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

Stock option activity during the year ended July 31, 2009, is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Number of shares under option:
Outstanding at beginning of year	512,250	$20.66
Granted	186,645	26.01
Exercised	(15,750)	7.82
Forfeited	(35,500)	26.09

Outstanding at end of year	647,645	22.22

Exercisable at end of year	274,000	17.73

Nonvested stock option activity during the year ended July 31, 2009, is as follows:

		Weighted Avg.
	Number of	Grant Date Fair
	Shares	Value
Number of nonvested shares:
Nonvested at beginning of year	329,600	$12.52
Granted	171,645	11.00
Vested	(117,000)	11.07
Forfeited	(10,600)	12.97

Nonvested at end of year	373,645	11.78

The following table summarizes information about stock options outstanding at July 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise Prices	Shares	Rem. Life (Yrs)	Exercise Price	Shares	Rem. Life (Yrs)	Exercise Price
$2.30 - 19.97	210,900	5.81	$14.35	163,900	5.45	$13.66
$20.40 - 29.22	436,745	8.21	26.02	110,100	7.56	23.79

	647,645	7.43	$22.22	274,000	6.30	$17.73

At July 31, 2009, the aggregate intrinsic value (i.e., the difference in market price of $15.57 and the exercise price to be paid by the optionee) of stock options outstanding was $0.4 million. The aggregate intrinsic value of exercisable stock options at that date was $0.4 million.
At July 31, 2009, the total future compensation cost related to non-vested stock options not yet recognized in the statement of income was $3.1 million and the weighted average period over which these awards are expected to be recognized was 1.8 years. Of that total, $1,134, $1,021, $772, $155 and $0 will be recognized in 2010, 2011, 2012, 2013 and 2014, respectively.

The following table summarizes information about options granted, options exercised and options becoming exercisable during the years shown:

	Years ended July 31,
	2009	2008	2007
Weighted average grant date fair value for options granted	$10.12	$14.80	$11.97

Total Intrinsic value of shares underlying options:
Options exercised	$0.1 million	$2.1 million	$1.9 million
Options becoming exercisable	$0.0 million	$0.8 million	$1.0 million
11. REPURCHASE OF EQUITY SECURITIES
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2008, the Company had repurchased a total of 1,962 shares at an average price of $20.07 per share for a total dollar cost of $39,368. During the year ended July 31, 2009, the Company repurchased a total of 439 shares at an average price of $24.13 per share for a total dollar cost of $10,597, leaving a balance of $28,035 in the current authorization. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
12. EMPLOYEES’ DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis at their option up to a maximum of $15,500. Beginning January 1, 2002, changes in the tax law provided for catch-up contributions which allow participants over 50 years of age to contribute an additional $1 per year, rising $1 per year each year thereafter, until reaching an additional $5 per year in 2006. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company made 401K matched contributions of $294, $295 and $138 for 2009, 2008 and 2007, respectively.
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

Transfer pricing impact on the year ended:

	Year ended
	July 31,
	2009	2008	2007
Income before income taxes - As reported	$14,316	$25,505	$23,537

Income from transfer pricing (foreign exchange gain and interest income)	—	—	1,362

Income before income taxes - Excluding transfer pricing effects	$14,316	$25,505	$22,175

Income taxes - As reported	$5,566	$9,722	$8,575

Income tax effects (foreign exchange gain, interest income and intercompany services)	—	—	390

Income taxes - Excluding transfer pricing effects	$5,566	$9,722	$8,185

Net income - As reported	$8,750	$15,783	$14,962

Net income - Excluding transfer pricing effects	$8,750	$15,783	$13,990

Net income from the transfer pricing transactions	$—	$—	$972

Earnings per share:
Basic - As reported	$0.89	$1.55	$1.41
Transfer pricing adjustment	—	—	0.09

Basic - Excluding transfer pricing effects	$0.89	$1.55	$1.32

Fully diluted - As reported	$0.89	$1.53	$1.39
Transfer pricing adjustment	—	—	0.09

Basic - Excluding transfer pricing effects	$0.89	$1.53	$1.30

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

The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2009, 2008 and 2007:

	United
	States	Canada	Total
2009

Sales	$257,623	$144,486	$402,109
Operating income	7,834	6,248	14,082
Identifiable assets	91,522	37,977	129,499
Goodwill, net	36,111	11,385	47,496
Capital expenditures	5,836	417	6,253
Depreciation and amortization	2,901	539	3,440
Amortization of deferred bank financing fees	2	—	2

2008

Sales	$280,583	$175,193	$455,776
Operating income	12,855	12,366	25,221
Identifiable assets	100,397	38,227	138,624
Goodwill, net	36,111	11,998	48,109
Capital expenditures	1,981	864	2,845
Depreciation and amortization	2,370	455	2,825
Amortization of deferred bank financing fees	10	—	10

2007

Sales	$257,025	$156,749	$413,774
Operating income	9,896	11,861	21,757
Identifiable assets	91,334	29,706	121,040
Goodwill, net	36,111	11,502	47,613
Capital expenditures	4,579	382	4,961
Depreciation and amortization	2,079	278	2,357
Amortization of deferred bank financing fees	28	—	28

15. QUARTERLY DATA (Unaudited)
Summarized quarterly financial data for 2009 and 2008 is as follows (in thousands except per share amounts and business days):

	Quarter Ended
	October 31,		January 31,	April 30,	July 31,
2009

Sales	$115,452		$97,557	$92,234	$96,867
Operating income	5,547	(1)	3,173	2,704	2,659	(2)
Net income	3,045		2,304	1,635	1,766

Net income per share:
Basic	0.31		0.24	0.17	0.18
Assuming dilution	0.30		0.24	0.17	0.18

Average shares outstanding	9,948		9,747	9,711	9,722

Number of business days	64		60	63	64

2008

Sales	$111,752		$111,957	$112,976	$119,092
Operating income	6,384		5,242	6,023	7,572
Net income	3,994		3,419	3,774	4,596

Net income per share:
Basic	0.39		0.33	0.37	0.45
Assuming dilution	0.39		0.33	0.37	0.45

Average shares outstanding	10,174		10,232	10,243	10,181

Number of business days	64		60	63	64

(1)	Includes one-time special bonus to former CEO of $1.5 million.

(2)	Includes restructuring charge of $1.1 million.

INDEX TO EXHIBITS

Exhibit
Number			Description
3.1	(2)	—	Restated Certificate of Incorporation of Dynamex Inc.

3.2	(3)	—	Bylaws, as amended and restated, of Dynamex Inc.

10.1	(4)	—	Amendment No. 2 to Employment Agreement of Richard K. McClelland.

10.2	(3)	—	Dynamex Inc. Amended and Restated 1996 Stock Option Plan.

10.3	(2)	—	Marketing and Transportation Services Agreement, between Purolator Courier Ltd. and Parcelway Courier Systems Canada Ltd., dated November 20, 1995.

10.4	(2)	—	Form of Indemnity Agreements with Executive Officers and Directors.

10.14	(5)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.

10.14	(6)	—	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14	(7)	—	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.

10.14	(7)	—
Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

10.14	(8)	—	Fourth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14	(9)	—	Fifth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated October 5, 2006.

10.14	(10)	—	Sixth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated July 31, 2007.

10.14	(11)	—	Seventh Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated September 17, 2008.

10.14	(12)	—	Eight Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated January 26, 2009.

10.15	(11)	—	Dynamex Inc. 2008 Equity Compensation Plan

11.1		—
Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1	(8)	—	Subsidiaries of the Registrant.

23.1	(1)	—	Consent of BDO Seidman, LLP.

31.1	(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

31.2	(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

32.1	(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-49603), and incorporated herein by reference.

E-1

(5)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2009, and incorporated herein by reference.

E-2