Form 10-Q
period 2009-10-31
DYNAMEX INC
filed 2009-12-10
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 30, 2009 was 9,728,874 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31,	July 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$11,013	$11,016
Accounts receivable (net of allowance for doubtful accounts of $1,950 and $1,801, respectively)	51,416	43,545
Income taxes receivable	2,217	3,043
Prepaid and other current assets	3,246	4,396
Deferred income taxes	4,270	4,270

Total current assets	72,162	66,270

PROPERTY AND EQUIPMENT — net	11,155	11,532
GOODWILL	47,448	47,496
INTANGIBLES — net	961	975
OTHER	3,538	3,226

Total assets	$135,264	$129,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$6,107	$5,581
Accrued liabilities	24,231	22,370

Total current liabilities	30,338	27,951

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	5,535	5,468

Total liabilities	35,873	33,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,729 and 9,725 outstanding, respectively	97	97
Additional paid-in capital	36,687	36,276
Retained earnings	58,681	55,655
Accumulated other comprehensive income:
Cumulative translation adjustment	3,926	4,052

Total stockholders’ equity	99,391	96,080

Total liabilities and stockholders’ equity	$135,264	$129,499

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended
	October 31,
	2009	2008

Sales	$99,447	$115,452

Operating expenses:
Purchased transportation	63,590	73,841
Salaries and employee benefits	19,710	24,135
Facilities and communication	4,720	4,821
Other	5,725	6,327
Depreciation and amortization	1,062	783

Total operating expenses	94,807	109,907

Operating income	4,640	5,545

Interest expense	48	38
Other income, net	(12)	(20)

Income before income taxes	4,604	5,527

Income taxes	1,578	2,482

Net income	$3,026	$3,045

Basic earnings per common share	$0.31	$0.31

Diluted earnings per common share	$0.31	$0.30

Weighted average shares:
Common shares outstanding	9,725	9,948
Adjusted common shares — assuming exercise of stock options	9,748	10,045
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	October 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$3,026	$3,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,062	783
Amortization of deferred bank financing fees	4	—
Provision for losses on accounts receivable	212	189
Stock option compensation	340	286
Deferred income taxes	171	(9)
Non-cash rent expense	(1)	18
Gain on disposal of property and equipment	(5)	(3)
Changes in current operating assets and liabilities:
Accounts receivable	(8,083)	(584)
Prepaids and other current assets	1,971	1,716
Accounts payable and accrued liabilities	2,390	(5,419)

Net cash provided by operating activities	1,087	22

INVESTING ACTIVITIES
Purchase of property and equipment	(511)	(578)
Acquisition of customer lists	(86)	—
Purchase of investments	(14)	(51)

Net cash used in investing activities	(611)	(629)

FINANCING ACTIVITIES
Proceeds from stock option exercise	71	—
Purchase and retirement of treasury stock	—	(8,391)
Other assets and deferred financing fees	(291)	332

Net cash used in financing activities	(220)	(8,059)

EFFECT OF EXCHANGE RATES ON CASH	(259)	(2,066)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(10,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,016	19,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,013	$9,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5	$30

Cash paid for taxes	$581	$1,160

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
Basis of presentation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements except per share data are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2009 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2009.
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2009, the results of its operations for the three month periods ended October 31, 2009 and 2008, and cash flows for the three month periods ended October 31, 2009 and 2008. The tax provisions for the three month periods ended October 31, 2009 and 2008 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the three months ended October 31, 2009 and 2008, sales to Office Depot, Inc. represented approximately 12.7% and 14.6%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 23.1% and 25.7% of the Company’s consolidated sales for the three months ended October 31, 2009 and 2008, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2009, Canadian revenues accounted for approximately 36.6% of total consolidated revenue, compared to 37.3% for the same period in 2008. The exchange rate between the Canadian dollar and the U.S. dollar decreased 2.2% in the three month period ended October 31, 2009 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2009 would have accounted for 36.1% of total sales.
Office Depot represented approximately 18.7% of the net accounts receivable at October 31, 2009. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total recoverable contract contingency costs capitalized at October 31, 2009 amount to $679 compared to $778 at July 31, 2009.
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

DYNAMEX INC.
clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three months ended October 31, 2009 and 2008 was as follows:

	Three months ended
	October 31,
	2009	2008

Net income	$3,026	$3,045

Unrealized losses on investments	(3)	(112)
Foreign currency translation losses	(123)	(3,809)

Comprehensive income	$2,900	$(876)

3. Intangibles — net
At October 31, 2009, intangibles and related amortization expense for the three months ended October 31, 2009 and 2008 consisted of the following:

				Amortization Expense
		Accumulated		Three months ended October 31,
	Asset	Amortization	Net	2009	2008

Deferred bank financing fees	$138	$(134)	4	4	—

Customer lists	1,036	(342)	694	97	35

Trademarks and other	470	(208)	262	5	5

Total	$1,644	$(684)	$960	$106	$40

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

DYNAMEX INC.

	Three months ended
	October 31,
	2009	2008

Net income	$3,026	$3,045

Weighted average common shares outstanding	9,725	9,948

Common share equivalents related to options	23	97

Common shares and common share equivalents	9,748	10,045

Net income per common share:
Basic	$0.31	$0.31

Diluted	$0.31	$0.30

5. Repurchase of Equity Securities
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2009, the Company had repurchased a total of 2,401,000 shares at an average price of $20.81 per share for a total dollar cost of $49,965 leaving a balance of $28,035 in the current authorization. The Company decided during the second quarter of FY 2009 to suspend the share repurchase program. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
6. Contingencies
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California abatement process. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The Company intends to vigorously contest the assessment, however the Company has recorded a liability of $1.3 million as of October 31, 2009. The liability accrual, primarily for employer payroll taxes, began in fiscal year 2006. The expense impact to fiscal year 2010 was $0.1 million.
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

DYNAMEX INC.
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
7. Income Taxes
Income tax expense was $1,578 or 34.3% of income before taxes in the current year quarter compared to $2,482, or 44.9% of income before taxes in the prior year quarter. The current year benefited from a lower Canadian income tax rate resulting in an adjustment of the effective income tax rate for Canada from 35.5% to 32.0% and a $100 reduction in tax expense from an adjustment of deferred tax liabilities. The prior year includes the impact of repatriating $6 million from Canada that increased income tax expense by $400. The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of October 31, 2009. Such earnings were intended to be reinvested indefinitely. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.

DYNAMEX INC.
8. Restructuring Accrual
During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada and moving all finance and accounting functions to the Dallas corporate office and the elimination of the position of President U.S. operations. The Company will record an additional restructuring expense of approximately $400 during the second quarter ended January 31, 2010 primarily related to the lease obligation cost of the Toronto, Canada administration office upon the “cease use” date of the facility. See the chart below for a summary of the restructuring expense and accrual as of October 31, 2009.

	Balance at				Balance at
Restructuring	July 31, 2009	Expense	Payment	Other (1)	October 31, 2009

Severance and stay bonuses	$952	$—	$(548)	$—	$404
Benefits and employer taxes	98	—	(9)	—	89
Travel and other	70	—	(96)	1	(25)

Total restructuring	$1,120	$—	$(653)	$1	$468

(1)	Represents difference in “end of period” and “for the period” foreign exchange rates.

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
A significant portion of the Company’s sales are generated in Canada. For the three month period ended October 31, 2009, Canadian sales accounted for approximately 36.6% of total consolidated sales, compared to 37.3% for the same period in 2008. The exchange rate between the Canadian dollar and the U.S. dollar decreased 2.2% in the three month period ended October 31, 2009 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the three month period ended October 31, 2009 would have accounted for 36.1% of total sales.
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
During the three months ended October 31, 2009 and 2008, sales to Office Depot, Inc. represented approximately 12.7% and 14.6%, respectively, of the Company’s sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 23.1% and 25.7% of the Company’s consolidated sales for the three months ended October 31, 2009 and 2008, respectively.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the

DYNAMEX INC.
Company’s Form 10-K for the year ended July 31, 2009. As of, and for the three month period ended October 31, 2009, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended July 31, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through December 10, 2009, the date the financial statements were issued. Events occurring after this date have not been evaluated.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended
	October 31,
	2009	2008

Sales	100.0%	100.0%

Operating expenses:
Purchased transportation	63.9%	64.0%
Salaries and employee benefits	19.8%	20.9%
Facilities and communication	4.7%	4.2%
Other	5.8%	5.5%
Depreciation and amortization	1.1%	0.6%

Total operating expenses	95.3%	95.2%

Operating income	4.7%	4.8%

Interest expense	0.0%	0.0%
Other income, net	0.0%	0.0%

Income before income taxes	4.7%	4.8%

Income taxes	1.6%	2.1%

Net income	3.1%	2.7%

DYNAMEX INC.
The following table sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	October 31,
	(amounts in thousands)
	2009		2008
Sales by service type:
On demand	31,430	31.6%	37,703	32.7%
Scheduled/distribution	68,017	68.4%	77,749	67.3%

Total sales	$99,447	100.0%	$115,452	100.0%

Sales by country:
United States	$63,020	63.4%	$72,360	62.7%
Canada	36,427	36.6%	43,092	37.3%

Total sales	$99,447	100.0%	$115,452	100.0%

Three months ended October 31, 2009 compared to three months ended October 31, 2008
Net income for the three months ended October 31, 2009 was $3.0 million ($0.31 per fully diluted share) compared to $3.0 million ($0.30 per fully diluted share) for the three months ended October 31, 2008.The prior year quarter includes a one-time, special payment to the current Chairman and former President and Chief Executive Officer of $1.5 million pre-tax, $1.0 million after-tax ($0.10 per fully diluted share).
Sales were $99 million in the current quarter, which represented a 13.9% year-over-year decrease due primarily to lower core sales and lower fuel surcharges. The decrease in core sales (sales excluding changes in fuel surcharge and foreign exchange), accounts for 9.1% of the decline. Core sales declined approximately 10.7% in Canada and 9.6% in the U.S. Lower fuel surcharges account for approximately 5.5% of the decline in sales this quarter. These declines were offset, in part, by the higher exchange rate between the Canadian dollar and the U.S. dollar that increased reported sales by 0.7%.
Purchased transportation for the three months ended October 31, 2009 decreased $10.3 million, or 13.9%, to $63.6 million from $73.4 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 63.9% for the three months ended October 31, 2009, compared to 64.0% for the three months ended October 31, 2008.
Salaries and employee benefits for the three months ended October 31, 2009 decreased $4.4 million, or 18.3%, to $19.7 million from $24.1 million for the same period in the prior year. Approximately $2.9 million of the decline is attributable to Company initiatives including the FY 2009 fourth quarter management realignment, the closing of the Canadian administrative office and the reduction in force we made in our FY 2009 second quarter. The prior year quarter includes a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO that accounts for the remaining difference. Salaries and employee benefits, as a percentage of sales was 19.8% for the year three months ended October 31, 2009, compared to 20.9% for the three months ended October 31, 2008. The decrease in the percentage of sales, primarily due to the previously discussed company initiatives.
Facilities and communication expense for the three months ended October 31, 2009 decreased $0.1 million, or 2.1%, to $4.7 million from $4.8 million for the same period in the prior year but increased as a percentage of sales, to 4.7% for the three months ended October 31, 2009, compared to 4.2% for the three months ended October 31, 2008.
Other expenses for the three months ended October 31, 2009 decreased $0.6 million, or 9.5%, to $5.7 million from $6.3 million for the same period in the prior year. The decrease is primarily related to certain variable costs that are directly related to the decrease in sales. Other expenses as a percentage of sales was 5.8% for the three months ended October 31, 2009, compared to 5.5% for the three months ended October 31, 2008.
For the three months ended October 31, 2009, depreciation and amortization was $1.1 million compared to $0.7 million for the same period in the prior year. The increase is principally due to the higher level of capital additions over the last two fiscal years. As a percent of sales, depreciation and amortization was 1.1%, compared to 0.6% in the prior year period.
Interest expense for the three months ended October 31, 2009 was $48,000, $10,000 above the prior year period. Higher interest expense compared to the prior year is primarily attributable to the increase in the size of the revolving credit facility.

DYNAMEX INC.
Other income, net for the three months ended July 31, 2009, was $12,000 compared to $20,000 for the same period in the prior year. This decrease is principally attributable to lower interest rates and lower investments in Canada due to the Company’s decision to repatriate excess Canadian cash to support its share repurchase program during the first quarter of FY 2009. In the second quarter of FY 2009, the Company suspended the share repurchase program.
Income tax expense was $1.6 million, or 34.3% of income before taxes in the current year quarter compared to $2.5 million, or 44.9% of income before taxes in the prior year quarter. The current year benefited from a lower Canadian income tax rate resulting in an adjustment of the effective income tax rate for Canada from 35.5% to 32.0% and a $0.1 million reduction in tax expense from an adjustment of deferred tax liabilities. The prior year includes the impact of repatriating $6 million from Canada that increased income tax expense by $0.4 million. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the three months ended October, 2009 was $1.1 million compared to net cash used in operating activities for the three months ended October, 2008 of $22,000. The increase of cash provided by operating activities is principally attributable to a lower net decline in working capital needed to finance accounts receivable, prepaids and other current assets and accounts payable and accrued liabilities.
Net cash used in investing activities was consistent in the three months ended October 31, 2009 compared to the prior year. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles. The Company expects fiscal year 2010 capital expenditures to range from $2 to $3 million.
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2009, the Company had repurchased a total of 2.4 million shares at an average price of $20.81 per share for a total dollar cost of $50.0 million leaving a balance of $28.0 million the current authorization. The Company suspended the share repurchase program in the FY 2009 second quarter. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At October 31, 2009, there were $6.7 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.

DYNAMEX INC.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Level at October 31,
Compliance Area	Covenant	2009

Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.35 to 1.00
Total indebtedness	$40 million, including LOC’s	$6.7 million
Letters of credit sublimit	$7.5 million	$6.7 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.35 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	6.21 to 1.50
The Company’s EBITDA (earnings before interest expense, non-cash stock option expense, taxes, depreciation and amortization) was approximately $6.1 million (6.1% of sales) for the three months ended October 31, 2009, compared to $6.6 million (5.7% of sales) in the same period last year. The increase in EBITDA for the three months ended October 31, 2009, as a percentage of sales, is primarily attributable to the one-time special compensation award to the Company’s current Chairman of the Board and former President and CEO of $1.5 million for the prior year. Excluding this one-time special compensation award, EBITDA was $8.1 million (7.0% of sales) for the three months ended October 31, 2008. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, non-cash stock option expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended
	October 31,
	(amounts in thousands)
	2009	2008

Net income	$3,026	$3,045
Adjustments:
Income tax expense	1,578	2,482
Non-cash stock option expense	340	286
Interest expense	48	38
Depreciation and amortization	1,062	783

EBITDA	$6,054	$6,634

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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.6 million and a decrease in quarterly net income of approximately $178,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of October 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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

DYNAMEX INC.
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
The current global economic crisis could adversely affect the Company’s business and financial results and have a material adverse affect on our liquidity and capital resources
As the current global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues result in sales de-leveraging which creates downward pressure on margins. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact the Company’s business and financial results.
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
Competition May Adversely Affect Our Results
The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. We compete with other companies in the industry not only to be providers of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we do. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition” in the July 31, 2009 Form 10K.
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

DYNAMEX INC.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at October 31, 2009 were independent contractor owner-operators. We are currently a party to purported class actions brought by former drivers in California alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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
See “Business — Services” and “—Employees” in our July 31, 2009 Form 10K and “Legal Proceedings” in Part I, Item 1 of this Form 10-Q.
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
Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
About one-third of our operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in our consolidated financial statements. The Canadian dollar is the functional currency for the Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income for such period. We historically have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the July 31, 2009 Form 10K.
Failure to Maintain Permits and Licensing May Adversely Affect Our Ability to Operate
Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. If we fail to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations we may incur substantial fines or possible revocation of our authority to conduct certain of our operations. See “Business — Regulation” in the July 31, 2009 Form 10K.

DYNAMEX INC.
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

DYNAMEX INC.

Item 6.	Exhibits
     Exhibits:

10.1	Consulting agreement between Dynamex Inc. and Richard K. McClelland dated July 31, 2009

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: December 10, 2009	by	/s/ James L. Welch
James L. Welch
President and Chief Executive Officer (Principal Executive Officer)

Dated: December 10, 2009	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Executive Vice President — Chief Financial Officer (Principal Financial Officer)

Dated: December 10, 2009	by	/s/ Gilbert Jones
Gilbert Jones
Vice President — Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

10.1	Consulting agreement between Dynamex Inc. and Richard K. McClelland dated July 31, 2009

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1