Form 10-Q
period 2010-01-31
DYNAMEX INC
filed 2010-03-05
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 28, 2010 was 9,734,374 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,	July 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$12,568	$11,016
Accounts receivable (net of allowance for doubtful accounts of $1,734 and $1,801, respectively)	50,158	43,545
Income taxes receivable	4,255	3,043
Prepaid and other current assets	2,505	4,396
Deferred income taxes	4,270	4,270

Total current assets	73,756	66,270

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $30,835 and $29,730, respectively)	11,322	11,532
GOODWILL	47,586	47,496
INTANGIBLES — net	961	975
OTHER	3,429	3,226

Total assets	$137,054	$129,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable trade	$6,883	$5,581
Accrued liabilities	22,341	22,370

Total current liabilities	29,224	27,951

LONG-TERM DEBT	—	—
OTHER LONG-TERM LIABILITIES	5,399	5,468

Total liabilities	34,623	33,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,734 and 9,725 outstanding, respectively	97	97
Additional paid-in capital	37,196	36,276
Retained earnings	60,896	55,655
Accumulated other comprehensive income	4,242	4,052

Total stockholders’ equity	102,431	96,080

Total liabilities and stockholders’ equity	$137,054	$129,499

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009
Sales	$98,436	$97,557	197,883	$213,009

Operating expenses:
Purchased transportation	63,281	61,537	126,870	135,424
Salaries and employee benefits	19,913	20,428	39,623	44,517
Facilities and communication	5,063	4,877	9,783	9,698
Other	5,450	6,731	11,177	13,057
Depreciation and amortization	1,042	811	2,104	1,594
Restructuring cost	282	—	282	—

Total operating expenses	95,031	94,384	189,839	204,290

Operating income	3,405	3,173	8,044	8,719

Interest expense	44	43	92	81
Other income, net	(188)	(291)	(201)	(309)

Income before income taxes	3,549	3,421	8,153	8,947

Income taxes	1,334	1,117	2,912	3,599

Net income	$2,215	$2,304	$5,241	$5,348

Basic earnings per common share	$0.23	$0.24	$0.54	$0.54

Diluted earnings per common share	$0.23	$0.24	$0.54	$0.54

Weighted average shares:
Common shares outstanding	9,732	9,747	9,729	9,848
Adjusted common shares — assuming exercise of stock options	9,757	9,768	9,751	9,902
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	January 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$5,241	$5,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,104	1,594
Amortization of deferred bank financing fees	4	—
Provision for losses on accounts receivable	257	1,016
Stock option compensation	768	746
Deferred income taxes	180	553
Non-cash rent expense	(13)	71
Gain on disposal of property and equipment	(5)	(2)
Changes in current operating assets and liabilities:
Accounts receivable	(6,870)	(172)
Prepaids and other current assets	675	73
Accounts payable and accrued liabilities	1,263	(10,882)

Net cash provided by (used in) operating activities	3,604	(1,655)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,680)	(1,746)
Proceeds from sale of property and equipment	5	—
Acquisition of customer lists	(204)	—
Withdrawal (purchase) of investments	(27)	676

Net cash used in investing activities	(1,906)	(1,070)

FINANCING ACTIVITIES
Proceeds from stock option exercise	152	—
Purchase and retirement of treasury stock	—	(10,597)
Other assets and deferred financing fees	(174)	532

Net cash used in financing activities	(22)	(10,065)

EFFECT OF EXCHANGE RATES ON CASH	(124)	(2,364)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,552	(15,154)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,016	19,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,568	$4,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$38	$31

Cash paid for taxes	$3,945	$4,291

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2010, the results of its operations for the three and six months periods ended January 31, 2010 and 2009, and cash flows for the six-month periods ended January 31, 2010 and 2009. The tax provisions for the three and six months periods ended January 31, 2010 and 2009 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the six months ended January 31, 2010 and 2009, sales to Office Depot, Inc. represented approximately 12.2% and 14.6%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 23.3% and 25.3% of the Company’s consolidated sales for the six months ended January 31, 2010 and 2009, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the six month period ended January 31, 2010, Canadian revenues accounted for approximately 37.4% of total consolidated revenue, compared to 36.6% for the same period in 2009. The exchange rate between the Canadian dollar and the U.S. dollar increased 8.4% in the six month period ended January 31, 2010 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2010 would have accounted for 35.5% of total sales.
Office Depot represented approximately 17.2% of the net accounts receivable at January 31, 2010. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with Accounting Standards Codification, (“ASC”) 340-10-05-6, Preproduction Costs Related to Long-Term Supply Arrangements. These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at January 31, 2010 amount to $581 compared to $778 at July 31, 2009.
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
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized losses on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and six months ended January 31, 2010 and 2009 was as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009
Net income	$2,215	$2,304	$5,241	$5,348

Unrealized losses on investments	—	(20)	(3)	(132)
Foreign currency translation gains (losses)	317	(723)	194	(4,532)

Comprehensive income	$2,532	$1,561	$5,432	$684

3. Intangibles — net
At January 31, 2010, intangibles and related amortization expense for the three and six months ended January 31, 2010 and 2009 consisted of the following:

		Accumulated
	Asset	Amortization	Net
Deferred bank financing fees	$138	$(134)	4

Customer lists	1,154	(454)	700

Trademarks and other	470	(213)	257

Total	$1,762	$(801)	$961

	Amortization Expense		Amortization Expense
	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
Deferred bank financing fees	—	—	4	—

Customer lists	111	40	208	75

Trademarks and other	4	4	9	9

Total	$115	$44	$221	$84

4. Computation of Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by ASC 260-10-05, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive to earnings per share.

DYNAMEX INC.

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009
Net income	$2,215	$2,304	$5,241	$5,348

Weighted average common shares outstanding	9,732	9,747	9,729	9,848

Common share equivalents related to options	25	21	22	54

Common shares and common share equivalents	9,757	9,768	9,751	9,902

Net income per common share:
Basic	$0.23	$0.24	$0.54	$0.54

Diluted	$0.23	$0.24	$0.54	$0.54

5. Repurchase of Equity Securities
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2009, the Company had repurchased a total of 2,401,000 shares at an average price of $20.81 per share for a total dollar cost of $49,965 leaving a balance of $28,035 in the current authorization. The Company decided during the second quarter of Fiscal Year (“FY”) 2009 to suspend the share repurchase program. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
6. Contingencies
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax portion of the assessment through the California abatement process. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The Company intends to vigorously contest the assessment however the Company has recorded a liability of $1.4 million as of January 31, 2010. The liability accrual, primarily for employer payroll taxes, began in fiscal year 2006. The expense impact to fiscal year 2010 was $0.2 million.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s original Motion for Class Certification was denied in December 2006. On appeal, the Appellate Court reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January 2009. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a new Motion for Class Certification in June, 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses are each subject to between four and eight exclusions. Plaintiffs

DYNAMEX INC.
proposed a Notice of Pendency of Class Action to be sent to members of the Class. The Court approved the Notice over the Company’s objections in early October. Also in early October, Plaintiff filed a Motion for Summary Judgment requesting the Court to issue an Order adjudicating that there is no merit to the Defendant’s Affirmative Defense that Plaintiffs’ claims are barred because Plaintiffs and the putative class members are not employees, but are independent contractors. The Court denied the Motion following a Hearing held December 17, 2009. The Class Notice was mailed to potential Class members early in January, 2010, giving each notice of the pendency of the suit and an opportunity to opt out of the action. The Parties have agreed to engage in a process whereby the Court sends a Questionnaire to each potential member of the Class to gather information. A tentative trial date has been set for September 27, 2010.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On May 19, 2009, a Truck Leasing Company filed an action against the Company in U.S. District Court raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to the lease of vehicles to various independent contractors and a certain Program Agreement between the Leasing Company and the Company. The Company has filed its Answer denying all the claims and presenting affirmative defenses. The Company is still engaged in the discovery process. The Company believes that it met all of the limited obligations under the Program Agreement. The Company continues to vigorously contest the allegations in the Complaint.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
7. Income Taxes
Income tax expense was $1,334, 37.6% of income before taxes in the current year quarter compared to $1,117, 32.7% of income before taxes in the prior year. Income tax expense was $2,912, 35.7% of income before taxes in the six months ended January 31, 2010 compared to $3,599, 40.2% of income before taxes in the same period of the prior year. The current year benefited from a lower Canadian income tax rate resulting in an adjustment of the effective income tax rate for Canada from 35.5% to 32.0% and a $100 reduction in tax expense from an adjustment of deferred tax liabilities. The prior year includes the impact of repatriating $6 million from Canada that increased income tax expense by $400. The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of January 31, 2010. Such earnings were intended to be reinvested indefinitely. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.
8. Restructuring Accrual
During the quarter ended July 31, 2009, the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and the elimination of the position of President U.S. operations. The Company recorded an additional restructuring expense of $282 during the second quarter ended January 31, 2010 primarily related to the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. See the chart below for a summary of the restructuring expense and accrual as of January 31, 2010.

DYNAMEX INC.

	Balance at				Balance at
Restructuring	July 31, 2009	Expense	Payment	Other (1)	January 31, 2010
Severance and stay bonuses	$952	$38	$(632)	$(1)	$357
Benefits and employer taxes	98	—	(98)	—	—
Travel and other	70	16	(70)	5	21
Terminating a lease	—	228	—	15	243

Total restructuring	$1,120	$282	$(800)	$19	$621

(1)	Represents difference in “end of period” and “for the period” foreign exchange rates.

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
A significant portion of the Company’s sales are generated in Canada. For the six month period ended January 31, 2010, Canadian sales accounted for approximately 37.4% of total consolidated sales, compared to 36.6% for the same period in 2009. The exchange rate between the Canadian dollar and the U.S. dollar increased 8.4% in the six month period ended January 31, 2010 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the six month period ended January 31, 2010 would have accounted for 35.5% of total sales.
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
Operating expenses primarily consist of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, warehousing and sortation expenses, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company are independent contractor owner-operators who provide their own vehicles as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. Also included in operating expenses are salaries, wages and benefit costs incurred at the business center level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions and regional and corporate level marketing and administrative costs and occupancy costs related to business center and corporate locations.
Generally, the Company’s on-demand purchased transportation payments are at a lower percentage of sales, yielding higher margins before overhead, compared to local and regional distribution or fleet management services. Purchased transportation for on-demand driver services represent a lower percentage of sales since the vehicles are generally smaller. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing and collection. As a result of these variances, the Company’s operating expenses are dependent in part on the mix of business for a particular period.
During the six months ended January 31, 2010 and 2009, sales to Office Depot, Inc. represented approximately 12.2% and 14.6%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 23.3% and 25.3% of the Company’s consolidated sales for the six months ended January 31, 2010 and 2009, respectively. Contracts for individual locations with Office Depot expire over the next two years. Office Depot has indicated it intends to do a market check for regional business as contracts expire. Although the Company intends to aggressively pursue this business, there can be no assurance the Company will retain all or part of this business.

DYNAMEX INC.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2009. As of, and for the six month period ended January 31, 2010, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855, Subsequent Events for the quarter ended July 31, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Purchased transportation	64.3%	63.1%	64.1%	63.6%
Salaries and employee benefits	20.2%	20.9%	20.0%	20.9%
Facilities and communication	5.1%	5.0%	4.9%	4.6%
Other	5.5%	6.9%	5.7%	6.1%
Depreciation and amortization	1.1%	0.8%	1.1%	0.7%
Restructuring cost	0.3%	0.0%	0.1%	0.0%

Total operating expenses	96.5%	96.7%	95.9%	95.9%

Operating income	3.5%	3.3%	4.1%	4.1%

Interest expense	0.0%	0.0%	0.0%	0.0%
Other income, net	-0.1%	-0.3%	0.0%	-0.1%

Income before income taxes	3.6%	3.6%	4.1%	4.2%

Income taxes	1.3%	1.1%	1.5%	1.7%

Net income	2.3%	2.5%	2.6%	2.5%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

		Three months ended
		January 31,
	(amounts in thousands)
	2010		2009
Sales by service type:
On demand	30,998	31.5%	30,964	31.7%
Scheduled/distribution	67,438	68.5%	66,593	68.3%

Total sales	$98,436	100.0%	$97,557	100.0%

Sales by country:
United States	$60,892	61.9%	$62,674	64.2%
Canada	37,544	38.1%	34,883	35.8%

Total sales	$98,436	100.0%	$97,557	100.0%

		Six months ended
		January 31,
	(amounts in thousands)
	2010		2009
Sales by service type:
On demand	62,429	31.5%	68,667	32.2%
Scheduled/distribution	135,454	68.5%	144,342	67.8%

Total sales	$197,883	100.0%	$213,009	100.0%

Sales by country:
United States	$123,912	62.6%	$135,034	63.4%
Canada	73,971	37.4%	77,975	36.6%

Total sales	$197,883	100.0%	$213,009	100.0%

Three months ended January 31, 2010 compared to three months ended January 31, 2009
Net income for the three months ended January 31, 2010 was $2.2 million ($0.23 per fully diluted share) compared to $2.3 million ($0.24 per fully diluted share) for the three months ended January 31, 2009. The current quarter includes a pre-tax restructuring charge of $0.3 million, or $0.02 per fully diluted share, related to the closure of the Canadian administrative office.
Sales were $98 million in the current quarter, which represented a 0.9% year-over-year increase due primarily to foreign exchange and higher fuel surcharges, which were offset, in part, by a decline in core sales. The decrease in core sales (sales excluding changes in fuel surcharge and foreign exchange), was 4.8% or 6.1% on a per day basis. The core sales decline is attributable to lower sales volume from our largest customer and the general macroeconomic challenges to our customers’ businesses. Core sales per day declined approximately 7.0% in Canada and 5.6% in the U.S. while fuel surcharges increased 0.4%. The higher exchange rate between the Canadian dollar and the U.S. dollar increased reported sales by 5.3%.
Purchased transportation for the three months ended January 31, 2010 increased $1.7 million, or 2.8%, to $63.3 million from $61.5 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 64.3% for the three months ended January 31, 2010, compared to 63.1% for the three months ended January 31, 2009. The increase in purchased transportation, as a percentage of sales, is due to the change in business mix along with the impact of a more competitive pricing environment.
Salaries and employee benefits for the three months ended January 31, 2010 decreased $0.5 million, or 2.5%, to $19.9 million from $20.4 million for the same period in the prior year. The bulk of this decline is attributable to

DYNAMEX INC.
company initiatives including the FY 2009 fourth quarter management realignment, the closing of the Canadian administrative office and the reduction in force we made in our FY 2009 second quarter. On a constant dollar basis (converting Canadian dollars at a fixed exchange rate), salaries and employee benefit costs declined $1.2 million or 5.7%. Salaries and employee benefits were 20.2% of sales for the three months ended January 31, 2010, compared to 20.9% for the three months ended January 31, 2009. The decrease in the percentage of sales, was due to the previously discussed company initiatives that were offset in part by higher bonus accruals and an increase in sales headcount.
Facilities and communication expense for the three months ended January 31, 2010 increased $0.2 million, or 3.8%, to $5.0 million from $4.9 million for the same period in the prior year and increased as a percentage of sales, to 5.1% for the three months ended January 31, 2010, compared to 5.0% for the three months ended January 31, 2009.
Other expenses for the three months ended January 31, 2010 decreased $1.3 million, or 19%, to $5.5 million from the same period in the prior year. The decrease is primarily attributable to a $0.8 million reduction to bad debt expense and certain variable costs that are directly related to the decrease in core sales. Other expenses, as a percentage of sales, were 5.5% for the three months ended January 31, 2010, compared to 6.9% for the three months ended January 31, 2009.
For the three months ended January 31, 2010, depreciation and amortization was $1.0 million compared to $0.8 million for the same period in the prior year. The increase is principally due to the purchase of specialized equipment in the FY 2009 third quarter to service a specific customer. As a percent of sales, depreciation and amortization was 1.1%, compared to 0.8% in the prior year period.
The Company recorded an $0.3 million restructuring charge in the quarter to expense the remaining lease obligation for the Toronto, Canada administration office upon the “cease use” date of the facility. During the quarter ended July 31, 2009, the Company announced the closure of the Canadian administrative office in Toronto, Canada, moved all finance and accounting functions to the Dallas corporate office and eliminated the positions of President U.S and President Canada. The restructuring was undertaken to reduce redundant overhead expenses. The Company has completed the restructuring process and will not incur any further charges.
Interest expense was $44,000, an increase of $1,000 or 2.3% for the current quarter. The increase was not significant compared to the same period in the prior year.
Other income, net for the three months ended January 31, 2010, was $188,000 compared to $291,000 for the same period in the prior year. The decline from the prior year is primarily due to lower realized currency gains in Canada.
The effective income tax rate was 37.6% for the current quarter compared to 32.7% for the prior year. In the prior year quarter, the effective income tax rate in the U.S. was reduced from 44.8% to 42.5% as the Company decided that it would no longer repatriate excess cash from Canada. As a result, income tax expense for the prior year quarter was reduced by approximately $140,000. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
Six months ended January 31, 2010 compared to six months ended January 31, 2009
Net income for the six months ended January 31, 2010 was $5.2 million ($0.54 per fully diluted share) compared to $5.3 million ($0.54 per fully diluted share) for the six months ended January 31, 2009. A one-time, special payment to the current Chairman of the Board and former President and CEO in the first quarter of fiscal year 2009 of $1.0 million, net of taxes, reduced net income per fully diluted share by approximately $0.10. The current year period includes a pre-tax restructuring charge of $0.3 million, or $0.02 per fully diluted share, related to the closure of the Canadian administrative office.
Sales were $197.9 million for the six months ended January 31, 2010, a 7.1% year-over-year decline due primarily to lower core sales and lower fuel surcharges. The decline in core sales is attributable to lower sales from our largest customer and and the general macroeconomic challenges to our customers’ businesses. On a per day basis, total core sales declined 7.4%. Core sales per day declined approximately 8.1% in Canada and 6.9% in the U.S. while lower fuel surcharges account for approximately 2.7% of the decline in sales. These declines were offset,

DYNAMEX INC.
in part, by the higher exchange rate between the Canadian dollar and the U.S. dollar that increased reported sales by 2.7%.
Purchased transportation for the six months ended January 31, 2010 decreased $8.6 million, or 6.3%, to $126.9 million from $135.4 million for the same period in the prior year. Purchased transportation, as a percentage of sales, was 64.1% for the six months ended January 31, 2010 compared to 63.6% for the six months ended January 31, 2009. The increase as a percentage of sales was primarily due to a shift in sales mix and the impact of a more competitive pricing environment.
Salaries and employee benefits for the six months ended January 31, 2010 decreased $4.9 million, or 11.0%, to $39.6 million from $44.5 million for the same period in the prior year. The decline is attributable to Company initiatives including the FY 2009 fourth quarter management realignment, the closing of the Canadian administrative office and the reduction in force we made in our FY 2009 second quarter. The prior year includes a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO that accounts for the remaining difference. Salaries and employee benefits were 20.0% of sales for the six months ended January 31, 2010, compared to 20.9% for the six months ended January 31, 2009. The decrease in the percentage of sales was primarily due to the previously discussed company initiatives that were offset, in part, by an increase in sales headcount.
Facilities and communication expense for the six months ended January 31, 2010 increased $0.1 million, or 0.9%, to $9.8 million from $9.7 million for the same period in the prior year but increased as a percentage of sales, to 4.9% for the current year, compared to 4.6% for the prior year.
Other expenses for the six months ended January 31, 2010 decreased $1.9 million, or 14.4%, to $11.2 million from $13.1 million for the same period in the prior year. The decrease is primarily attributable to a $0.8 million reduction to bad debt expense from the six months ended January 31, 2009 and certain variable costs that are directly related to the decrease in core sales. Other expenses, as a percentage of sales, were 5.7% in the current year compared to 6.1% in the prior year.
For the six months ended January 31, 2010, depreciation and amortization was $2.1 million compared to $1.6 million for the same period in the prior year, due principally to the purchase of specialized equipment in the FY 2009 third quarter to service a specific customer As a percent of sales, depreciation and amortization was 1.1%, compared to 0.7% in the prior year period.
The Company recorded an $0.3 million restructuring charge in the quarter to expense the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and eliminated the positions of President U.S and President Canada. The restructuring was undertaken to reduce redundant overhead expenses. The Company has completed the restructuring process and will not incur any further charges.
Interest expense was $92,000, an increase of $11,000 or 13.6% for the six months ended January 31, 2010, compared to the same period in the prior year. Higher interest expense compared to the prior year is primarily attributable to the increase in the size of the revolving credit facility from $20 million to $40 million.
Other income, net for the six months ended January 31, 2010, was $201,000 compared to $309,000 for the same period in the prior year. The decline from the prior year is primarily due to lower interest income and currency gains in Canada, which was driven by the repatriation of excess funds from Canada to fund share repurchases in the prior year.
The effective income tax rate was 35.7% for the current period compared to 40.2% for the prior year. The current year benefited from a lower Canadian income tax rate that reduced the effective income tax rate for Canada from 35.5% to 32.0%. In addition to the lower Canadian tax rate, pre-tax Canadian income is a higher percentage of consolidated pre-tax income for the six months ended January 31, 2010, compared to the same period in the prior year. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.

DYNAMEX INC.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the six months ended January, 31 2010 was $3.6 million compared to net cash used in operating activities for the six months ended January, 2009 of $1.7 million. The increase in cash provided by operating activities this year compared to last year is principally attributable to the decline in cash needed to fund current operating assets and liabilities.
Net cash used in investing activities was higher in the six months ended January 31, 2010 compared to the prior year due to the $0.2 million expenditure on customer lists this year and the withdrawal of approximately $0.7 million of deferred compensation investments in the prior year. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles. The Company expects fiscal year 2010 capital expenditures to range from $2 to $3 million.
The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2009, the Company had repurchased a total of 2.4 million shares at an average price of $20.81 per share for a total dollar cost of $50 million leaving a balance of $28 million in the current authorization. The Company suspended the share repurchase program in the FY 2009 second quarter. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments prior to maturity. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At January 31, 2010, there were $6.1 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Compliance Area	Covenant	Level at January 31, 2010
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.35 to 1.00
Total indebtedness	$40 million, including Stand-by Letters of Credit	$6.1 million
Letters of credit sublimit	$10.0 million	$6.1 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.35 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	5.41 to 1.50
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $4.6 million (4.7% of sales) for the three months ended January 31, 2010, compared to $4.3 million (4.4% of sales) in the same period last year. The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $10.3 million (5.2% of sales) for the six months ended January 31, 2010, compared to $10.6 million (5.0% of sales) in the same period last year. EBITDA and EBITDA margin (percentage of EBITDA to sales) are supplementally presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. The Company believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although The Company uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

DYNAMEX INC.

	Three months ended		Six months ended
	January 31,		January 31,
	(amounts in thousands)		(amounts in thousands)
	2010	2009	2010	2009
Net income	$2,215	$2,304	$5,241	$5,348
Adjustments:
Income tax expense	1,334	1,117	2,912	3,599
Interest expense	44	43	92	81
Depreciation and amortization	1,042	811	2,104	1,594

EBITDA	4,635	4,275	10,349	10,622

EBITDA % to Sales	4.7%	4.4%	5.2%	5.0%
The Company expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations and capital requirements.
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $3.8 million and a decrease in quarterly net income of approximately $133,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of January 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. Plaintiff’s original Motion for Class Certification was denied in December 2006. On appeal, the Appellate Court reversed the Denial of the Motion for Class Certification and remanded the matter for additional discovery and re-hearing of the Motion. Pursuant to Order of the Court, the names and contact information for members of the putative class were produced by the Company in January 2009. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a new Motion for Class Certification in June, 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses are each subject to between four and eight exclusions. Plaintiffs proposed a Notice of Pendency of Class Action to be sent to members of the Class. The Court approved the Notice over the Company’s objections in early October. Also in early October, Plaintiff filed a Motion for Summary Judgment requesting the Court to issue an Order adjudicating that there is no merit to the Defendant’s Affirmative Defense that Plaintiffs’ claims are barred because Plaintiffs and the putative class members are not employees, but are independent contractors. The Court denied the Motion following a Hearing held December 17, 2009. The Class Notice was mail to potential Class members early in January, 2010, giving each notice of the pendency of the suit and an opportunity to opt out of the action. The Parties have agreed to engage in a process whereby the Court sends a Questionnaire to each potential member of the Class to gather information. A tentative trial date has been set for September 27, 2010.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On May 19, 2009, a Truck Leasing Company filed an action against the Company in U.S. District Court raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to the lease of vehicles to various independent contractors and a certain Program Agreement between the Leasing Company and the Company. The Company has filed its Answer denying all the claims and presenting affirmative defenses. The Company is still engaged in the discovery process. The Company believes that it met all of the limited obligations under the Program Agreement. The Company continues to vigorously contest the allegations in the Complaint.
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
An Increase in Claims May Expose Us to Losses
As of January 31, 2010, we utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.

DYNAMEX INC.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at January 31, 2010 were independent contractor owner-operators. We are currently a party to class actions brought by former drivers in California alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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

DYNAMEX INC.
We Depend Upon Key Personnel for Our Continued Operations
Our success is largely dependent on the skills, experience and performance of certain key members of our management. The loss of the services of any of these key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success and plans for growth also depend on our ability to attract and retain skilled personnel in all areas of our business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.
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
We Are Highly Dependent Upon Our Technology Infrastructure
We rely heavily on technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the internet could harm our operations and our reputation among our customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide service features that are important to our customers. Any disruption to our computer systems and web site could adversely impact our customer service, our ability to receive orders and respond to prompt delivery assignments and result in increased costs. While we have invested and will continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions and the resulting adverse effect on our operations and financial results.
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
The Company held its annual shareholder meeting on January 5, 2010. At that meeting, the shareholders voted on the proposal to elect seven (7) directors of the Company.

Nominee	For	Withheld
Richard K. McClelland	6,287,660	1,485,780
Brian J. Hughes	6,104,113	1,669,327
Wayne Kern	6,004,586	1,768,854
Bruce E. Ranck	6,104,113	1,669,327
Stephen P. Smiley	6,104,113	1,669,327
Craig R. Lentzsch	6,027,917	1,745,523
James L. Welch	6,190,091	1,583,349

DYNAMEX INC.

Item 6.	Exhibits
     Exhibits:
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d — 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: March 5, 2010	by	/s/ James L. Welch
James L. Welch
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 5, 2010	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Executive Vice President — Chief Financial Officer (Principal Financial Officer)

Dated: March 5, 2010	by	/s/ Gilbert Jones
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