Form 10-Q
period 2010-04-30
DYNAMEX INC
filed 2010-06-04
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
(214) 560-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 31, 2010 was 9,734,374 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	April 30,	July 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$18,729	$11,016
Accounts receivable (net of allowance for doubtful accounts of $1,509 and $1,801, respectively)	50,140	43,545
Income taxes receivable	3,433	3,043
Prepaid and other current assets	3,357	4,396
Deferred income taxes	4,270	4,270

Total current assets	79,929	66,270

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $32,045 and $29,730, respectively)	11,253	11,532
GOODWILL	48,208	47,496
INTANGIBLES — net	2,046	975
OTHER	3,370	3,226

Total assets	$144,806	$129,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$6,436	$5,581
Accounts payable — other	8,389	6,870
Accrued salaries and employee benefits	7,179	5,296
Self-insured accruals	2,594	3,294
Other accrued liabilities	7,799	6,910

Total current liabilities	32,397	27,951

LONG-TERM DEBT	—	—
LEASES — DEFERRED CREDITS	2,378	2,744
DEFERRED INCOME TAX PAYABLE	2,251	2,031
OTHER LONG-TERM LIABILITIES	783	693

Total liabilities	37,809	33,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,734 and 9,725 outstanding, respectively	97	97
Additional paid-in capital	37,536	36,276
Retained earnings	63,521	55,655
Accumulated other comprehensive income	5,843	4,052

Total stockholders’ equity	106,997	96,080

Total liabilities and stockholders’ equity	$144,806	$129,499

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009
Sales	$104,041	$92,234	$301,924	$305,242

Operating expenses:
Purchased transportation	68,201	58,242	195,070	193,666
Salaries and employee benefits	20,601	19,946	60,224	64,463
Facilities and communication	4,840	5,005	14,584	14,703
Other	5,185	5,488	16,362	18,544
Depreciation and amortization	1,079	849	3,183	2,443
Restructuring cost	—	—	322	—

Total operating expenses	99,906	89,530	289,745	293,819

Operating income	4,135	2,704	12,179	11,423

Interest expense	41	51	133	132
Other income, net	(22)	(64)	(223)	(373)

Income before income taxes	4,116	2,717	12,269	11,664

Income taxes	1,492	1,082	4,403	4,681

Net income	$2,624	$1,635	$7,866	$6,983

Basic earnings per common share	$0.27	$0.17	$0.81	$0.71

Diluted earnings per common share	$0.27	$0.17	$0.81	$0.71

Weighted average shares:
Common shares outstanding	9,734	9,711	9,731	9,802
Adjusted common shares - assuming exercise of stock options	9,752	9,723	9,751	9,838
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	April 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$7,866	$6,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,183	2,443
Amortization of deferred bank financing fees	4	2
Provision for doubtful accounts	(5)	1,242
Stock option compensation	1,108	1,096
Deferred income taxes	220	779
Non-cash (decrease) / increase in rent expense	(27)	136
Gain on disposal of property and equipment	(5)	(38)
Changes in current operating assets and liabilities:
Accounts receivable	(6,590)	2,799
Prepaids and other current assets	(489)	(949)
Accounts payable and accrued liabilities	4,498	(7,440)

Net cash provided by operating activities	9,763	7,053

INVESTING ACTIVITIES
Purchase of property and equipment	(2,475)	(5,114)
Proceeds from sale of property and equipment	5	—
Acquisition of customer lists	(309)	—
(Purchase) / withdrawal of investments	(46)	664

Net cash used in investing activities	(2,825)	(4,450)

FINANCING ACTIVITIES
Borrowings on the line of credit	—	7,300
Payments on the line of credit	—	(7,300)
Proceeds from stock option exercise	152	8
Tax benefit realized by exercise of stock options	—	16
Purchase and retirement of treasury stock	—	(10,597)
Other assets and deferred financing fees	(60)	521

Net cash provided by (used in) financing activities	92	(10,052)

EFFECT OF EXCHANGE RATES ON CASH	683	(2,017)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,713	(9,466)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,016	19,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,729	$10,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$104	$101

Cash paid for taxes	$4,568	$5,067

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
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at April 30, 2010, the results of its operations for the three and nine months periods ended April 30, 2010 and 2009, and cash flows for the nine-month periods ended April 30, 2010 and 2009. The tax provisions for the three and nine months periods ended April 30, 2010 and 2009 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — The Company’s customers are not concentrated in any specific geographic region or industry. During the nine months ended April 30, 2010 and 2009, sales to Office Depot, Inc. represented approximately 11.9% and 14.4%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 23.0% and 24.9% of the Company’s consolidated sales for the nine months ended April 30, 2010 and 2009, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the nine month period ended April 30, 2010, Canadian revenues accounted for approximately 37.8% of total consolidated revenue, compared to 36.0% for the same period in 2009. The exchange rate between the Canadian dollar and the U.S. dollar increased 12.4% in the nine month period ended April 30, 2010 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2010 would have accounted for 35.1% of total sales.
Office Depot represented approximately 18.7% of the net accounts receivable at April 30, 2010. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with Accounting Standards Codification, (“ASC”) 340-10-05-6, Preproduction Costs Related to Long-Term Supply Arrangements. These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at April 30, 2010 amount to $460 compared to $778 at July 31, 2009.
Leases — deferred credits — The Company has lease agreements that contain tenant improvement allowances and rent escalation clauses. The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. The Company records rental expense on a straight-line basis over the term of the lease when a lease has rent escalation clauses.

DYNAMEX INC.
Certain reclassifications have been made to conform prior period data to the current presentation.
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three and nine months ended April 30, 2010 and 2009 was as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009
Net income	$2,624	$1,635	$7,866	$6,983

Unrealized gains / (losses) on investments	—	13	(3)	(119)
Foreign currency translation gains / (losses)	1,601	687	1,795	(3,845)

Comprehensive income	$4,225	$2,335	$9,658	$3,019

3. Intangibles — net
At April 30, 2010, intangibles and related amortization expense for the three and nine months ended April 30, 2010 and 2009 consisted of the following:

		Accumulated
	Asset	Amortization	Net
Deferred bank financing fees	$138	$(134)	$4

Customer lists	2,407	(618)	1,789

Trademarks and other	470	(217)	253

Total	$3,015	$(969)	$2,046

	Amortization Expense		Amortization Expense
	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
Deferred bank financing fees	$—	$2	$4	$2

Customer lists	153	44	361	119

Trademarks and other	4	5	14	14

Total	$157	$51	$379	$135

DYNAMEX INC.
4. Computation of Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by ASC 260-10-05, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive to earnings per share.

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009
Net income	$2,624	$1,635	$7,866	$6,983

Weighted average common shares outstanding	9,734	9,711	9,731	9,802

Common share equivalents related to options	18	12	20	36

Common shares and common share equivalents	9,752	9,723	9,751	9,838

Net income per common share:
Basic	$0.27	$0.17	$0.81	$0.71

Diluted	$0.27	$0.17	$0.81	$0.71

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
6. Contingencies
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax (PIT) portion of the assessment through the California PIT abatement process. As of April 30, 2010, the Company had been notified that the amount of personal income tax assessed by the Notice of Assessment had been abated by $0.8 million. The Company expects the remaining personal income tax to also be abated. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The Company intends to vigorously contest the assessment however the Company has recorded a liability of $0.8 million. The liability accrual, primarily for employer payroll taxes, was recorded in fiscal year 2006. The California Employment Development Department has recently commenced a subsequent audit to include the tax years of 2008 and 2009.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. In early February 2009, Plaintiff filed an

DYNAMEX INC.
Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a Motion for Class Certification in June, 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses were each subject to between four and eight exclusions. In January 2010, the Parties agreed to a process whereby the Court modified its earlier Order granting certification of a Class to clarify that the earlier Order “conditionally” granted Certification. The Order initiated a process whereby a questionnaire was to be sent by an impartial Class Administrator to each potential member of the Class to gather information. As a part of the process, the Court would dismiss from the Class those individuals who failed to respond to the questionnaire within the allotted time. Incomplete or deficient questionnaires could be cured through written or telephonic inquiry by the Class Administrator. As of April 30, 2010, approximately 250 questionnaires had been returned. A further certification hearing will be held on July 19, 2010, and a tentative trial date has been set for September 27, 2010.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On May 19, 2009, a Truck Leasing Company filed an action against the Company in U.S. District Court raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to the lease of vehicles to various independent contractors and a certain Program Agreement between the Leasing Company and the Company. The Company has filed its Answer denying all the claims and presenting affirmative defenses. The Company is currently engaged in the discovery process. The Company is also entertaining mediation on all claims even though it believes all of the limited obligations under the Program Agreement have been met. The Company continues to vigorously contest the allegations in the Complaint.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.
7. Income Taxes
Income tax expense was $1,492, 36.2% of income before taxes in the current year quarter, compared to $1,082, 39.8% of income before taxes in the prior year. Income tax expense was $4,403, 35.9% of income before taxes in the nine months ended April 30, 2010, compared to $4,681, 40.1% of income before taxes in the same period of the prior year. The current year benefited from a lower Canadian income tax rate resulting in an adjustment of the effective income tax rate for Canada from 35.5% to 32.0% and a $100 reduction in tax expense from an adjustment of deferred tax liabilities. The prior year includes the impact of repatriating $6 million from Canada that increased income tax expense by $400. The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of April 30, 2010. Such earnings were intended to be reinvested indefinitely. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.
8. Restructuring Accrual
During the quarter ended July 31, 2009, the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and the elimination of the position of President U.S. operations. The Company recorded an additional restructuring expense of $282 during the second quarter ended January 31, 2010 primarily related to the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. See the chart below for a summary of the restructuring expense and accrual as of April 30, 2010.

DYNAMEX INC.

	Balance at				Balance at
Restructuring	July 31, 2009	Expense	Payment	Other (1)	April 30, 2010
Severance and stay bonuses	$952	$38	$(788)	$6	$208
Benefits and employer taxes	98	—	(98)	—	—
Travel and other	70	16	(78)	4	12
Terminating a lease	—	228	(113)	30	145

Total restructuring	$1,120	$282	$(1,077)	$40	$365

(1)	Represents difference in “end of period” and “for the period” foreign exchange rates.

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
A significant portion of the Company’s sales are generated in Canada. For the nine month period ended April 30, 2010, Canadian sales accounted for approximately 37.8% of total consolidated sales, compared to 36.0% for the same period in 2009. The exchange rate between the Canadian dollar and the U.S. dollar increased 12.4% in the nine month period ended April 30, 2010 compared to the corresponding period in the prior year. Had the exchange rate been the same as in the prior period, Canadian sales for the nine month period ended April 30, 2010 would have accounted for 35.1% of total sales.
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
Operating expenses are purchased transportation, salaries and employee benefits, facilities and communication, depreciation and amortization and other costs. Purchased transportation is driver, messenger, and third-party delivery charges. Salary and employee benefits cost includes employee salaries, benefits and workers’ compensation costs. Facilities and communications includes warehouse, radio and communications costs. Other costs include bad debt, insurance, uniforms, office costs, and general and administrative costs. Substantially all of the drivers used by the Company in purchased transportation are independent contractor owner-operators who provide their own vehicles, as opposed to employees of the Company.
Generally, the Company’s on-demand purchased transportation costs are at a lower percentage of sales, yielding higher margins before overhead, compared to local and regional distribution or fleet management services. Purchased transportation costs for on-demand driver services represent a lower percentage of sales since the vehicles are generally smaller. However, scheduled distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing and collection. As a result of these variances, the Company’s operating expenses are dependent in part on the mix of business for a particular period.
During the nine months ended April 30, 2010 and 2009, sales to Office Depot, Inc. represented approximately 11.9% and 14.4%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 23.0% and 24.9% of the Company’s consolidated sales for the nine months ended April 30, 2010 and 2009, respectively. Contracts for individual locations with Office Depot expire over the next two years. Office Depot has indicated it intends to do a market-check for regional business as contracts expire. Although the Company intends to aggressively pursue this business, there can be no assurance the Company will retain all or part of this business.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the

DYNAMEX INC.
Company’s Form 10-K for the year ended July 31, 2009. As of, and for the nine month period ended April 30, 2010, there have been no material changes or updates to the Company’s critical accounting policies.
Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards; the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855, Subsequent Events. Also, in March 2010, the FASB issued amended guidance to ASC 855, Subsequent Events. Under this amended guidance, public entities are no longer required to disclose the date through which subsequent events have been evaluated. In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	65.6%	63.1%	64.6%	63.4%
Salaries and employee benefits	19.8%	21.6%	19.9%	21.1%
Facilities and communication	4.7%	5.4%	4.8%	4.8%
Other	4.9%	6.1%	5.5%	6.2%
Depreciation and amortization	1.0%	0.9%	1.1%	0.8%
Restructuring cost	0.0%	0.0%	0.1%	0.0%

Total operating expenses	96.0%	97.1%	96.0%	96.3%

Operating income	4.0%	2.9%	4.0%	3.7%
Interest expense	0.0%	0.1%	0.0%	0.0%
Other income, net	0.0%	-0.1%	-0.1%	-0.1%

Income before income taxes	4.0%	2.9%	4.1%	3.8%
Income taxes	1.5%	1.1%	1.5%	1.5%

Net income	2.5%	1.8%	2.6%	2.3%

DYNAMEX INC.
The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended				Nine months ended
	April 30,				April 30,
	(amounts in thousands)				(amounts in thousands)
	2010		2009		2010		2009
Sales by service type:
On demand	$33,524	32.2%	$28,594	31.0%	$95,953	31.8%	$97,262	31.9%
Scheduled/distribution	70,517	67.8%	63,640	69.0%	205,971	68.2%	207,980	68.1%

Total sales	$104,041	100.0%	$92,234	100.0%	$301,924	100.0%	$305,242	100.0%

Sales by country:
United States	$63,877	61.4%	$60,348	65.4%	$187,789	62.2%	$195,382	64.0%
Canada	40,164	38.6%	31,886	34.6%	114,135	37.8%	109,860	36.0%

Total sales	$104,041	100.0%	$92,234	100.0%	$301,924	100.0%	$305,242	100.0%

Three months ended April 30, 2010 compared to three months ended April 30, 2009
Net income for the three months ended April 30, 2010 was $2.6 million ($0.27 per fully diluted share) compared to $1.6 million ($0.17 per fully diluted share) for the three months ended April 30, 2009.
Sales were $104 million this quarter, representing a 12.8% year-over-year increase due principally to the stronger Canadian dollar, higher fuel surcharges and higher core sales. The stronger Canadian dollar increased sales approximately $7.1 million, fuel surcharges increased approximately $2.2 million and core sales $2.5 million higher compared to the same quarter last year. The increase in core sales (sales excluding changes in fuel surcharge and foreign exchange), was 2.7% (or 1.1% per day). Core sales-per-day this quarter were flat in Canada and increased 1.9% in the U.S., compared to last year. On a constant dollar basis (converting Canadian dollars at a fixed exchange rate), fuel surcharges increased reported sales by 2.5%. The higher exchange rate between the Canadian dollar and the U.S. dollar increased reported sales by 7.7%.
Purchased transportation for the three months ended April 30, 2010 increased 17.1%, to $68.2 million from $58.2 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 65.6% for the three months ended April 30, 2010, compared to 63.1% for the three months ended April 30, 2009. The increase in purchased transportation, as a percentage of sales, is due principally to a more competitive pricing environment.
Salaries and employee benefits for the three months ended April 30, 2010 increased 3.3%, to $20.6 million from $19.9 million for the same period in the prior year. The bulk of this increase is attributable to the increase in the Canadian dollar exchange rate. On a constant dollar basis, salaries and employee benefit costs declined $0.5 million or 2.5%. Salaries and employee benefits were 19.8% of sales for the three months ended April 30, 2010, compared to 21.6% for the three months ended April 30, 2009. The decline is attributable to company initiatives including the FY 2009 fourth quarter management realignment, the closing of the Canadian administrative office and the reduction in force we made in our FY 2009 second quarter. The decline from company initiatives was offset, in part, by higher bonus and severance costs of approximately $0.6 million.
Facilities and communication expense for the three months ended April 30, 2010 decreased 3.3%, to $4.8 million from $5.0 million for the same period in the prior year and decreased as a percentage of sales, to 4.7% for the three

DYNAMEX INC.
months ended April 30, 2010, compared to 5.4% for the three months ended April 30, 2009. The decrease is principally attributable to the closing of the Canadian administrative office.
Other expenses for the three months ended April 30, 2010 decreased 5.5% from the same period in the prior year to $5.2 million. The decrease is primarily due to lower bad debt and insurance expense. Other expenses, as a percentage of sales, were 4.9% for the three months ended April 30, 2010, compared to 6.1% for the three months ended April 30, 2009.
For the three months ended April 30, 2010, depreciation and amortization was $1.1 million compared to $0.8 million for the same period in the prior year. The increase is principally due to the purchase of specialized equipment in the FY 2009 third quarter to service a specific customer. As a percent of sales, depreciation and amortization was 1.0%, compared to 0.9% in the prior year period.
Interest expense is predominately comprised of letter of credit fees and commitment fees for the Company’s line of credit. Interest expense was $41,000, a decrease of $10,000 or 19.6%, compared to the same period in the prior year. In the prior year, the Company temporarily borrowed funds from the line of credit and repaid the funds during the quarter.
Other income, net for the three months ended April 30, 2010, was $22,000 compared to $64,000 for the same period in the prior year. The decline from the prior year is primarily due to lower realized currency gains in Canada.
The effective income tax rate was 36.2% for the current quarter compared to 39.8% for the prior year. The lower effective tax rate this year is attributed to a higher proportion of income being earned in Canada, which has a lower annual effective income tax rate. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
Nine months ended April 30, 2010 compared to nine months ended April 30, 2009
Net income for the nine months ended April 30, 2010 was $7.9 million ($0.81 per fully diluted share) compared to $7.0 million ($0.71 per fully diluted share) for the nine months ended April 30, 2009. A one-time, special payment to the current Chairman of the Board and former President and CEO in the first quarter of fiscal year 2009 of $1.0 million, net of taxes, reduced net income per fully diluted share by approximately $0.10. The current year period includes a pre-tax restructuring charge of $0.3 million, or $0.03 per fully diluted share, related to the closure of the Canadian administrative office.
Sales were $302 million for the nine months ended April 30, 2010, an 1.1% year-over-year decline due primarily to lower core sales and lower fuel surcharges. The decline in core sales is attributable to lower sales from our largest customer and the general macroeconomic challenges to our customers’ businesses. Total core sales per business-day declined 4.7%. Core sales per business-day declined approximately 5.6% in Canada and 4.2% in the U.S. Lower fuel surcharges account for approximately 1.1% of the decline in sales. These declines were offset, in part, by the higher exchange rate between the Canadian dollar and the U.S. dollar that increased reported sales by 4.1%.
Purchased transportation for the nine months ended April 30, 2010 increased less than 1%, to $195 million from $194 million for the same period in the prior year. Purchased transportation, as a percentage of sales, was 64.6% for the nine months ended April 30, 2010 compared to 63.4% for the nine months ended April 30, 2009. The increase as a percentage of sales was primarily due to the impact of a more competitive pricing environment and to a lesser extent, a shift in sales mix.
Salaries and employee benefits for the nine months ended April 30, 2010 decreased 6.6%, to $60.2 million from $64.5 million for the same period in the prior year. The decline is attributable to Company cost reduction initiatives including the FY 2009 fourth quarter management realignment, the closing of the Canadian administrative office and the reduction in force made during our FY 2009 second quarter. The prior year includes a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO that accounts for the remaining difference. Salaries and employee benefits were 19.9% of sales for the nine months ended April 30, 2010, compared to 21.1% for the nine months ended April 30, 2009. The decrease in the percentage of sales was primarily due to the cost reduction initiatives described above that were offset, in part, by an increase in sales headcount and the higher exchange rate between the Canadian dollar and the US dollar.

DYNAMEX INC.
Facilities and communication expense for the nine months ended April 30, 2010 decreased 0.8%, to $14.6 million from $14.7 million for the same period in the prior year and remain a consistent 4.8% percentage of sales compared to the prior year.
Other expenses for the nine months ended April 30, 2010 decreased 11.8%, to $16.4 million from $18.5 million for the same period in the prior year. The decrease is primarily attributable to a $1.3 million reduction to bad debt expense from the nine months ended April 30, 2009 and certain variable costs that are directly related to the decrease in core sales. Other expenses, as a percentage of sales, were 5.5% in the current year compared to 6.2% in the prior year.
For the nine months ended April 30, 2010, depreciation and amortization was $3.2 million compared to $2.4 million for the same period in the prior year, due principally to the purchase of specialized equipment in the FY 2009 third quarter to service a specific customer As a percent of sales, depreciation and amortization was 1.1%, compared to 0.8% in the prior year period.
The Company recorded a $0.3 million restructuring charge in the company’s second fiscal quarter to expense the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and elimination of the positions of President U.S and President Canada. The restructuring was undertaken to reduce redundant overhead expenses. The Company has completed the restructuring process and will not incur any further charges.
Interest expense was $133,000, an increase of $1,000 for the nine months ended April 30, 2010, compared to the same period in the prior year. The increase was not significant.
Other income, net for the nine months ended April 30, 2010, was $223,000 compared to $373,000 for the same period in the prior year. The decline from the prior year is primarily due to lower realized currency gains in Canada.
The effective income tax rate was 35.9% for the current period compared to 40.1% for the prior year. The current year benefited from a reduction in the effective income tax rate for Canada from 35.5% to 32.0%. In addition to the lower Canadian tax rate, pre-tax Canadian income is a higher percentage of consolidated pre-tax income for the nine months ended April 30, 2010, compared to the same period in the prior year. Moreover, in the prior year, the Company repatriated excess cash from Canada to the US to support its ongoing share repurchase program during the first quarter of FY 2009. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 32.0% in Canada.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the nine months ended April, 30 2010 was $9.8 million compared to the prior year period of $7.1 million. The increase in cash provided by operating activities this year compared to last year is principally attributable to the decline in cash needed to fund current operating assets and liabilities.
Net cash used in investing activities in the nine months ended April 30, 2010 was $2.8 million, compared to $4.5 million used during the prior year due. The decrease was due to a purchase of specialized equipment to serve a specific customer in the prior year. Our cash flow from operations has been our primary source of liquidity, and we expect it to continue to be the primary source in the future. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles. The Company expects fiscal year 2010 capital expenditures to range from $2 to $3 million.
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

DYNAMEX INC.
permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments prior to maturity. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At April 30, 2010, there were $6.1 million letters of credit issued but no outstanding borrowings under the revolving credit agreement.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Level at April 30,
Compliance Area	Covenant	2010
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.29 to 1.00
Total indebtedness	$40 million, including Stand-by Letters of Credit	$6.1 million
Letters of credit sublimit	$10.0 million	$6.1 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.29 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	8.99 to 1.00
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $5.2 million (5.0% of sales) for the three months ended April 30, 2010, compared to $3.6 million (3.9% of sales) in the same period last year. The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $15.6 million (5.2% of sales) for the nine months ended April 30, 2010, compared to $14.2 million (4.7% of sales) in the same period last year. EBITDA and EBITDA margin (percentage of EBITDA to sales) are presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. The Company believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although the Company uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

	Three months ended		Nine months ended
	April 30,		April 30,
	(amounts in thousands)		(amounts in thousands)
	2010	2009	2010	2009
Net income	$2,624	$1,635	$7,866	$6,983
Adjustments:
Income tax expense	1,492	1,082	4,403	4,681
Interest expense	41	51	133	132
Depreciation and amortization	1,079	849	3,183	2,443

EBITDA	5,236	3,617	15,585	14,239

EBITDA % to Sales	5.0%	3.9%	5.2%	4.7%
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
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.0 million and a decrease in quarterly net income of approximately $131,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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

DYNAMEX INC.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of April 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company has collected and submitted documentation which will work to reduce the personal income tax (PIT) portion of the assessment through the California PIT abatement process. As of April 30, 2010, the Company had been notified that the amount of personal income tax assessed by the Notice of Assessment had been abated by $0.8 million. The Company expects the remaining personal income tax to also be abated. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The California Employment Development Department has recently commenced a subsequent audit to include the tax years of 2008 and 2009.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a Motion for Class Certification in June, 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses were each subject to between four and eight exclusions. In January 2010, the Parties agreed to a process whereby the Court modified its earlier Order granting certification of a Class to clarify that the earlier Order “conditionally” granted Certification. The Order initiated a process whereby a questionnaire was to be sent by an impartial Class Administrator to each potential member of the Class to gather information. As a part of the process, the Court would dismiss from the Class those individuals who failed to respond to the questionnaire within the allotted time. Incomplete or deficient questionnaires could be cured through written or telephonic inquiry by the Class Administrator. As of April 30, 2010, approximately 250 questionnaires had been returned. A further certification hearing will be held on July 19, 2010, and a tentative trial date has been set for September 27, 2010.
The Company believes that the independent contractor owner-operator drivers are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On May 19, 2009, a Truck Leasing Company filed an action against the Company in U.S. District Court raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to the lease of vehicles to various independent contractors and a certain Program Agreement between the Leasing Company and the Company. The Company has filed its Answer denying all the claims and presenting affirmative defenses. The Company is currently engaged in the discovery process. The Company is also entertaining mediation on all claims even though it believes all of the limited obligations under the Program Agreement have been met. The Company continues to vigorously contest the allegations in the Complaint.
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
The current global economic crisis could adversely affect the Company’s business and financial results and have a material adverse affect on our liquidity and capital resources
As the current global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced revenues create downward pressure on margins. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact the Company’s business and financial results.
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
Competition May Adversely Affect Our Results
The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation, low barriers to entry and price competition characterize the industry. We compete with other companies in the industry not only to be providers of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we do. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business — Competition” in the July 31, 2009 Form 10K.
An Increase in Claims May Expose Us to Losses
As of April 30, 2010, we utilized the services of approximately 4,600 independent contractor owner-operator drivers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with per occurrence and an aggregate limit of $30 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law (generally such minimum requirements range from $20,000 to $40,000). We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We make no assurance that claims against us, whether under the liability insurance or the surety bonds will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce our profitability.

DYNAMEX INC.
We Rely on Independent Contractor Owner-Operator Drivers to Make Deliveries for Our Customers
Substantially all of our drivers at April 30, 2010 were independent contractor owner-operators. We are currently a party to class actions brought by former drivers in California alleging, among other things, that the Company has misclassified its drivers in these jurisdictions as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of our owner-operators as independent contractors is proper under applicable law and we intend to vigorously defend these actions. However, in the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current drivers who are members of the class for prior periods and, in the case of current drivers, prospectively. To the extent that we are required to pay our owner-operators overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations.
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

DYNAMEX INC.
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
We Are Highly Dependent Upon Our Technology Infrastructure
We rely heavily on technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the internet could harm our operations and our reputation among our customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide service features that are important to our customers. Any disruption to our computer systems and web site could adversely impact our customer service, our ability to receive orders and respond to prompt delivery assignments and result in increased costs and reduced sales. While we have invested and will continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions and the resulting adverse effect on our operations and financial results.
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

DYNAMEX INC.
Dated: June 4, 2010	by	/s/ James L. Welch
James L. Welch
President and Chief Executive Officer (Principal Executive Officer)

Dated: June 4, 2010	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Executive Vice President – Chief Financial Officer (Principal Financial Officer)

Dated: June 4, 2010	by	/s/ Gilbert Jones
Gilbert Jones
Vice President - Corporate Controller (Principal Accounting Officer)

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