Form 10-K
period 2010-07-31
DYNAMEX INC
filed 2010-09-22
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21057
DYNAMEX INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0712225
(State of incorporation)	(I.R.S. Employer Identification No.)

5429 LBJ Freeway, Suite 1000, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 560-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.1 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2010 was approximately $155,275,449.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 31, 2010 was 9,753,483 shares.
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
ITEM 1. BUSINESS
General
     Dynamex is a leading provider of same-day delivery and logistics services in the United States and Canada. The Company was organized under the laws of Delaware in 1992 as Parcelway Systems Holding Corp. and changed its name to Dynamex Inc. in 1995. Through its network of business centers, the Company provides same-day, on-demand, door-to-door delivery services utilizing company messengers and independent contractors. In addition to on-demand delivery services, the Company offers same-day scheduled local and regional distribution services, which encompass recurring – often daily – point-to-point or multiple-destination deliveries. The Company also offers fleet outsourcing services and facilities management. These services include design and management of systems to maximize efficiencies in transporting, sorting and delivering customers’ products locally or to multiple cities. With its fleet-management service, the Company may provide and manage a fleet of dedicated vehicles at multiple customer sites. On-demand service can supplement customers’ scheduled distribution arrangements or dedicated fleets. Facilities management services include the operation and management of customers’ mailrooms.
Industry Overview
     The delivery and logistics industry is large and highly fragmented. The industry is composed primarily of same-day, next-day and second-day service providers. The Company primarily services the same-day, intra-city delivery market. The same-day delivery and logistics industry in the United States and Canada consists of several thousand small, independent businesses serving local markets and a small number of multi-location regional or national operators. Relative to smaller operators in the industry, the Company believes that national operators, such as the Company, benefit from several competitive advantages including: national brand identity, professional management, the ability to service accounts on a multi-market basis and centralized administrative and management information systems.
     Management believes that the same-day delivery segment of the transportation industry is benefiting from several trends. For example, the trend toward outsourcing has resulted in numerous shippers turning to third party providers for a range of services including same-day delivery and management of in-house distribution. Many businesses that outsource their distribution requirements prefer to purchase such services from one source that can service multiple cities, thereby decreasing the number of vendors from which they purchase services. Additionally, the growth of “just-in-time” inventory practices designed to reduce inventory-carrying costs has increased the demand for the same-day delivery of inventory. Technological developments such as e-mail and facsimile have increased the pace of business and other transactions, thereby increasing demand for the same-day delivery of a wide array of items, ranging from voluminous documents, which cannot be emailed or sent by facsimile, to critical manufacturing parts and medical devices.

Business Strategy
     The Company intends to expand its operations in the U.S. and Canada to capitalize on the demand of local, regional and national businesses for innovative same-day transportation solutions. The key elements of the Company’s business strategy are as follows:
     Focus on Primary Services. The Company operates in one reportable business segment, same day delivery services, with two primary service offerings: (i) same-day, point-to-point on-demand delivery services and (ii) same-day scheduled local and regional distribution services including outsourcing services such as fleet management and facilities management. The Company focuses its same-day on-demand delivery business on transporting time sensitive items throughout metropolitan areas. The Company can generate a higher yield, relative to delivering documents within a central business district, by delivering items of greater weight over longer distances and providing value added on-demand services (such as non-technical equipment swap-out). These value-added services are generally less vulnerable to price competition than traditional on-demand delivery services. Outsourcing transportation to specialized logistics providers is a trend, and the Company intends to capitalize on that trend by concentrating its logistics services in same-day scheduled local and regional distribution and fleet management. Delivery transactions in a fleet management and distribution program are recurring in nature, which creates the potential for long-term customer relationships.
     Target National, Regional and Local Accounts. The Company’s national account managers focus on acquiring and maintaining national, regional and local accounts. The Company anticipates that its (i) existing multi-city network of locations, (ii) ability to offer value added services such as fleet management to complement its basic same-day delivery services and (iii) experienced, operations oriented management team and sales force, will create further opportunities with many of its existing customers and attract new national, regional and local accounts.
     Pursue Acquisitions. The Company believes that the highly fragmented nature of the delivery and logistics industry creates significant opportunities to expand its network and further leverage its national marketing and operational expertise. The Company will focus its acquisition program principally in the U.S. market. The Company will seek to acquire high quality, same-day delivery businesses in new markets as well as in markets in which it has already established a presence. In addition, the Company may acquire companies that provide complimentary services such as expedite, carthage and white glove deliveries. Management expects that acquisitions in existing markets will provide access to an acquired company’s customer base while creating operating efficiencies within these markets. Management believes that its operating and acquisition experience and the Company’s ability to offer cash as purchase consideration is an important advantage in pursuing acquisition candidates.
Services
     The Company capitalizes on its routing, dispatch and transportation management expertise to provide its customers with a broad range of value added, same-day on-demand and distribution services
     Same-Day On-Demand Delivery. Same-day, on-demand delivery services principally involve Company messengers or independent contractors responding to a customer’s request for immediate pick-up and delivery, generally within a 50 mile radius of the Company’s facilities. The Company also provides same-day inter-city delivery services by utilizing independent contractors and other third-party air or motor carriers. The Company focuses on the delivery of time sensitive items throughout major metropolitan areas, rather than traditional downtown document delivery. For the fiscal years (“FY”) ended July 31, 2010, 2009 and 2008, approximately 32%, 32%, and 33% respectively, of the Company’s sales were generated from same-day on-demand delivery services.
     Same-Day Scheduled Local and Regional Distribution. The Company provides same-day scheduled local and regional distribution services that include regularly scheduled deliveries made on a point-to-point basis and deliveries that may require intermediate handling, routing or sorting of items to be delivered to multiple locations. The Company’s on-demand delivery capabilities are available to supplement scheduled services as needed. A bulk shipment may be received at the Company’s warehouse where it is sub-divided into smaller bundles and sorted for delivery to specified locations. Same-day scheduled distribution services are provided on both a local and multi-city basis. For example, in Ontario, Canada, the Company services the scheduled distribution requirements of a consortium of commercial banks. These banks require regular pick-up of non-negotiable material that is then delivered by the Company on an intra- and inter-city basis.

     The Company’s distribution outsourcing services include fleet management and management of mailroom or other facilities, such as maintenance of call centers for inventory tracking and delivery. With its distribution outsourcing services, the Company is able to apply its same-day delivery capability and logistics experience to design and manage efficient delivery systems for its customers. The distribution outsourcing service offerings can expand or contract depending on the customer’s needs. Management believes that the distribution outsourcing trend has resulted in many customers increasing their use of third-party providers for a variety of delivery services.
     The largest component of the Company’s distribution outsourcing services is fleet management. The Company provides transportation services primarily for customers that previously managed such operations in-house. This service is generally provided with a fleet of dedicated vehicles that may display the customer’s logo and colors; the fleet of vehicles can range from passenger cars to tractor-trailers (or any combination). In addition, the Company’s on-demand delivery capability may supplement the customer’s fleet, allowing the customer to maintain a smaller dedicated fleet, which is more efficient. The Company’s fleet management services include designing and managing systems to maximize efficiencies in transporting, sorting and delivering customers’ products on a local and multi-city basis.
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
     For the fiscal years ended July 31, 2010, 2009 and 2008, approximately 68%, 68%, and 67%, respectively, of the Company’s sales were generated from same-day scheduled local and regional distribution services.
     Each of the Company’s business centers generally offers the same core services. The mix of services can vary by location, depending on the customer base, competition, geographic characteristics, available labor and general economic environment. The Company can bundle its various delivery and logistics services to create customized distribution solutions and, by doing so, seeks to become the single source for its customers’ distribution needs.
Operations
     The Company’s operations are divided into regions, four U.S. and four Canadian, with each of the Company’s 51 business centers assigned to the appropriate region. Business center operations are locally managed with regional and national oversight and support provided as necessary. A business center manager is assigned to each business center and is accountable for all aspects of such business center operations including its profitability. Each business center manager reports to a regional vice president with similar responsibilities for all business centers within his region. Certain administrative and marketing functions may be centralized for multiple business centers in a given city or region. Dynamex believes that the strong operational and sales and marketing background of its senior management is important to building brand identity throughout the United States and Canada while simultaneously overseeing and encouraging individual managers to be successful in their local markets.
     Same-Day On-Demand Delivery. Most business centers have operations staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who utilize computer systems to provide the customer with a job-specific price quote and to transmit the order to the appropriate dispatch location. All of the Company’s clients have access to a web-based electronic data interface to enter dispatch requirements, make inquiries and receive billing information. A dispatcher coordinates shipments for delivery. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery.
     Same-Day Scheduled Local and Regional Distribution. A dispatcher manages the delivery flow by coordinating the scheduled deliveries with available drivers. In many cases, certain drivers will handle a group of scheduled routes on a recurring basis. Any intermediate handling required for a scheduled distribution is conducted at the Company’s warehouse or the customer’s facility.
     The largest component of the Company’s distribution outsourcing services is its fleet management. Fleet management services are coordinated by the Company’s logistics specialists who have experience in designing, implementing and managing integrated networks for transportation services. Based upon the specialist’s analysis of a customer’s fleet and distribution requirements, the Company develops a plan to optimize fleet configuration and route design. The Company coordinates with independent contractors to implement the fleet management plan. Such independent contractors are generally dedicated to a particular customer and may display the customer’s name and logo on its vehicles. The Company can supplement these dedicated independent contractors with its on-demand capability as necessary.
     Prices for the Company’s services are determined at the local level based on the distance, weight and time-sensitivity of a particular delivery. The Company generally enters into customer contracts for local and regional distribution, and fleet and facilities management. The customer can generally terminate the contract with notice that ranges from 30 to 90 days. The Company does not typically enter into contracts with its customers for on-demand delivery services.
     Substantially all of the Dynamex drivers are independent contractors who provide their own vehicles, pay all expenses of operating their vehicles and receive a percentage of the delivery charge as payment for their services. Management believes that this makes the drivers more responsive and efficient. Also, this significantly lowers the capital required to operate the business, which reduces the Company’s fixed costs.
Sales and Marketing
     The Company markets its services through an integrated sales force comprised of national sales executives, local account executives and inside sales executives. The total sales force including management, national sales executives, local account executives, inside sales executives and administrative sales support staff totaled 111 associates as of July 31, 2010.
     The Company’s sales management team is comprised of three local and/or national sales vice presidents, seven regional sales directors and four sales managers. The company’s sales team is comprised of 17 national sales executives, 68 local account executives, eight inside sales executives and four administrative personnel.
     The national sales executive’s focus is on national customers that can utilize the Company’s services across multiple markets and geographies. In addition, the national sales executives augment local efforts to expand the demand for services and identify cross-selling opportunities with larger companies with multiple locations.
     The Company’s local account executives focus on regional business development initiatives. This group targets business opportunities in their respective markets and geographies and conduct regular calls to existing and potential customers to identify and support delivery and logistics needs. Additionally, the inside sales executives contact existing customers to assess customer requirements and identify additional sales opportunities.
     The Company is expanding the sales program and investing in technology to reach customers that need to work with service providers that offer a range of logistics solutions across the United States and Canada. The Company maintains a data base of sales patterns to analyze customer needs, identify cross-selling opportunities and conduct performance audits. The sales team is an important component of the Company. They not only focus on business development opportunities on a local and national level but also customer service which includes prompt response to customer inquiries.
Customers
     The Company’s target customer is a business that distributes time-sensitive items to multiple locations. The primary industries served by the Company include medical laboratories and hospitals, office products, pharmaceuticals, retail electronics, financial services, auto parts, construction and Canadian governmental agencies. During the years ended July 31, 2010, 2009 and 2008, sales to Office Depot, Inc. represented approximately 11.6%, 14.0% and 14.6%, respectively, of the Company’s sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 22%, 24% and 27% of the Company’s consolidated sales for the years ended July 31, 2010, 2009 and 2008, respectively.
     A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2010, 2009 and 2008, approximately 38%, 36% and 38% of the Company’s sales, respectively, were generated in Canada. See Note 12 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.

Competition
     The market for the Company’s same-day delivery and logistics services has been and is expected to remain highly competitive. The Company competes on reliability, quality, breadth of service and price.
     Most of the Company’s competitors in the same-day, intra-city delivery market are privately held companies that operate in only one location, with no single competitor dominating the market. Price competition for basic delivery services is particularly intense.
     The market for the Company’s logistics services is also highly competitive, and can be expected to remain competitive as additional companies seek to capitalize on the growth in the industry. The Company’s principal competitors for such services are other delivery companies and in-house transportation departments. The Company generally competes on the basis of price and its ability to provide customized service regionally and nationally, which is an important advantage in this highly fragmented industry.
     The Company’s principal competitors for drivers are other delivery companies within each market area. Management believes that payments to independent contractors, which are based on a percentage of the delivery charge, the large volume of available work and the use of proprietary technology, are factors that are attractive to independent contractors and help the Company to recruit and retain independent contractors.
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
     In connection with the operation of certain motor vehicles, the handling of hazardous materials and other safety matters, including insurance requirements, the Company is subject to regulation by the U. S. Department of Transportation, the states and by the appropriate Canadian federal and provincial regulations. The Company is also subject to regulation by the U. S. Department of Transportation and the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws concerning such matters as hours of work and driver logbooks. To the extent the Company holds licenses to operate two-way radios to communicate with its fleet, the Federal Communications Commission regulates the Company. The Company believes that it is in substantial compliance with all of these regulations. The failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company’s operating permits.
Safety
     From time to time, the independent contractors performing services for the Company are involved in accidents. The Company carries liability insurance with a per claim limit of $30 million. Independent contractors are required to maintain liability insurance of at least $250,000 per accident or higher amounts as required. The Company also has insurance policies covering property (owned, leased and under consignment to Dynamex), which coverage includes all independent contractors. The Company reviews prospective independent contractors to ensure that they have acceptable driving records and conducts criminal background checks via a third party agency. In addition, where required by applicable law, contractually or by Company policy, the Company requires prospective independent contractors to take a physical examination and to pass a drug test. Independent contractors are provided information on any additional safety requirements as dictated by customer specifications.

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
Employees
     At July 31, 2010, the Company employed approximately 1,500 workers in the following roles: approximately 800 in various management, supervisory, sales, and administrative positions in branch and regional operations, approximately 550 employed as messengers and mailroom workers, and approximately 150 in various corporate functions such as information technology, finance, sales, and marketing. Approximately 70 employees are represented by major international labor unions in Canada.
Independent Contractors
     At July 31, 2010, the Company had contracts with approximately 3,700 independent contractors of which approximately 1,700 are located in Canada and approximately 2,000 are located in the United States. Approximately 70% of the independent contractors in Canada are represented by major international labor unions. Unions do not represent any of the Company’s U.S. independent contractors. Management believes that the Company’s relationship with the independent contractors is good. See “Risk Factors — Certain Tax and Legal Matters Related to Independent Contractors”, and “Risk Factors — We Are Dependent Upon Independent Contractors Represented by International Labor Unions in Canada.”
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
Certain Tax and Legal Matters Related to Independent Contractors
     Substantially all of our drivers at July 31, 2010 were independent contractors as opposed to employees of the Company. The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in the United States and Canada have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal (U.S. and Canadian), state and provincial laws. However, there can be no assurance that federal (U.S. and Canadian), state, provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or cause the Company to restate financial information from prior periods. See “Business — Services” and “ Business — Independent Contractors.”
     Certain states, including California and Massachusetts, have alleged that the Company has misclassified its drivers as independent contractors rather than employees. The California Employment Development Department conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment, however, the Company recorded a liability of $0.8 million in fiscal year 2006. The California Employment Development Department has recently commenced an additional audit to include subsequent years.
     The Company is currently the subject of a wage/hour examination in Massachusetts related to the alleged misclassification of independent contractors.
     The Company is currently a party to lawsuit brought by certain independent contractors in California alleging, among other things, that the Company has misclassified its drivers in California as independent contractors rather than employees and seeking recovery of overtime pay and other benefits and expense reimbursements. We believe that our classification of independent contractors is proper under applicable law. In the event of an adverse determination in these actions, the Company could be required to pay overtime pay and other benefits and expense reimbursements to former and current independent contractors who are members of the class for prior periods and, in the case of current independent contractors, prospectively. To the extent that we are required to pay our independent contractors overtime pay and other benefits and expense reimbursements, our operating costs will increase, which could adversely impact our financial condition and results of operations. See “Business – Services” and “Business – Independent Contractors” and “Legal Proceedings” in Part I, Item 3 of this Form 10-K.
Loss of a Key Customer May Adversely Impact our Business
The Company’s five largest customers represent over 20% of the Company’s consolidated sales. The loss of any of these customers may adversely impact our business, financial condition and results of operations.
We Are Dependent on Availability of Independent Contractors
     We are dependent upon our ability to attract and retain independent contractors who possess the skills and experience necessary to meet the needs of our operations. We compete in markets where unemployment has traditionally been relatively low and the competition for independent contractors is intense. We must continually evaluate and upgrade our pool of available independent contractors to keep pace with demands for delivery services. We have no assurance that qualified independent contractors will continue to be available in sufficient numbers and on terms acceptable to us. Our inability to attract and retain qualified independent contractors could have a material adverse impact on our business, financial condition and results of operations.
Global Economic Conditions Could Adversely Affect the Company’s Business and Financial Results
     Most sectors of the economy have been or could be adversely impacted by slowdowns in economic activity. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company’s financial performance as reduced sales result in operations de-leveraging which creates downward pressure on margins that could potentially have a material adverse impact on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, the ability of banks to honor draws on our credit facility, or otherwise negatively impact the Company’s business and financial results.
We Depend Upon Key Personnel for Our Continued Operations
     Our success is largely dependent on the skills, experience and performance of certain key members of our management. The loss of the services of any of these key employees could have a material adverse impact on our business, financial condition and results of operations. Our future success and plans for growth also depend on our ability to attract and retain skilled personnel in all areas of our business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.
We Are Dependent Upon Independent Contractors Represented by International Labor Unions in Canada
     Approximately 70% of our independent contractor drivers in Canada are represented by major international labor unions. We have never had a work stoppage and management believes our relationships with those unions are good. Should we experience a work stoppage in the future, this could have a material adverse impact on the Company’s financial condition and results of operations. See “Business – Independent Contractors.”
Competition May Adversely Affect Our Results
     The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. We compete with other companies in the industry for customers and also for qualified independent contractors. Because of the low cost of entry, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. See “Business – Competition” in Part I.
We Are Highly Dependent Upon Our Technology Infrastructure
     We rely heavily on technology to operate our transportation and business networks, and any disruption to our technology infrastructure or our website could harm our operations and our reputation among our customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. Any disruption to our technology infrastructure or our web site could adversely impact our customer service, our ability to receive orders and respond promptly to delivery assignments which may result in increased costs. While we have invested and will continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions and the resulting adverse impact on our business, financial condition and results of operations.

Fluctuations of Foreign Exchange Rates May Adversely Affect Our Results
     About one-third of the Company’s operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in reported amounts from Canadian operations in our Consolidated Financial Statements. The Canadian dollar is the functional currency for Canadian operations; therefore, any change in the exchange rate will affect our reported sales, expenses and net income. Historically, we have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse impact on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part 7 of this Form 10-K.
An Increase in Claims May Expose Us to Losses
     As of July 31, 2010, the Company utilized the services of approximately 3,700 independent contractors, who may occasionally be involved in accidents or other activities that may give rise to liability claims. We currently carry liability insurance with a per-occurrence and an aggregate limit of $30 million. Our independent contractors are required to maintain liability insurance of at least $250,000 per accident or higher amounts as required. The Company also has insurance policies covering property (owned, leased and under consignment to Dynamex), which coverage includes all independent contractors. We make no assurance that we will be able to obtain insurance at acceptable levels and costs in the future or that our insurer will be solvent at the time of settlement of an insured claim. We make no assurance that we have the proper amount of coverage – whether under the liability insurance or the surety bonds – relative to potential claims. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, our business, financial condition and results of operations could be materially adversely impacted.
Rising Fuel Costs May Adversely Impact Our Financial Condition and Results of Operations
     The independent contractors we engage are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. To offset the impact of fuel price increases on our independent contractors, we make every reasonable effort to adjust customer billings to include the higher cost of fuel. If future fuel cost adjustments are insufficient to offset independent contractors’ costs, we may be unable to attract a sufficient number of independent contractors, and this may adversely impact our business, financial condition and results of operations.
Failure to Maintain Permits and Licensing May Adversely Impact Our Ability to Operate
     Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. If we fail to maintain required certificates, permits or licenses, or if we fail to comply with applicable laws, ordinances or regulations, we may incur substantial fines or possible revocation of our authority to conduct certain of our operations. See “Business — Regulation.”
Technological Advances May Adversely Impact Our Business
     Technological advances in the nature of facsimile, electronic mail and electronic signature capture have affected the market for on-demand document delivery services. Although we have shifted our focus to logistics and the distribution of items that cannot be faxed or emailed, there can be no assurance that these or other technologies will not have a material adverse impact on our business, financial condition and results of operations in the future.
We May Need Additional Financing to Pursue Our Acquisition Strategy
     We intend to pursue acquisitions that are complementary to our existing operations. We may be required to incur additional debt and issue additional securities that may potentially result in dilution to current holders and also may result in increased goodwill, intangible assets and amortization expense. We have no assurance that we will be able to obtain additional financing if necessary, or that such financing can be obtained on terms we will deem acceptable. As a result, we may be unable to successfully implement our acquisition strategy. See “Business —Industry Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in Item 7 of this Form 10-K
Factors Beyond Our Control May Affect the Volatility of Our Stock Price
     Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perception of us and general economic and market conditions. Variations in our operating results, general trends in the industry and other factors could cause the market price of our common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of our common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of our common stock could be affected by such fluctuations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company leased facilities in 84 locations at July 31, 2010. These facilities are principally used for operations and general and administrative functions. The chart below summarizes the locations of facilities that the Company leases:

Number of
Leased
Location	Properties

Unites States
Arizona	1
California	11
Colorado	1
Connecticut	1
Deleware	1
Georgia	1
Illinois	2
Indiana	1
Kansas	1
Massachusetts	1
Maryland	1
Michigan	1
Minnesota	2
New Jersey	3
Nevada	1
New York	6
Ohio	3
Oregon	1
Pennsylvania	3
Tennessee	1
Texas	4
Virginia	3
Washington	2

United States Total	52

Number of
Leased
Location	Properties

Canada
Alberta	5
British Columbia	7
Manitoba	2
Newfoundland	1
Nova Scotia	1
Ontario	12
Quebec	2
Saskatchewan	2

Canada Total	32

Grand Total	84

     The Company believes that its properties are well maintained, in good condition and adequate for its present needs. The Company anticipates that suitable additional or replacement space will be available when required.
     Facility rental expense for the fiscal years ended July 31, 2010, 2009 and 2008 was approximately $12.1 million, $11.6 million and $10.6 million, respectively. The Company’s principal executive offices are located in Dallas, Texas. See Note 6 of Notes to the Consolidated Financial Statements for additional information about lease payments.

ITEM 3. LEGAL PROCEEDINGS
     The California Employment Development Department (EDD) conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company intends to vigorously contest the assessment; however, the Company recorded a liability of $0.8 million in fiscal year 2006. The Company has collected and submitted documentation which will work to reduce the personal income tax (PIT) portion of the assessment through the California PIT abatement process. As of July 31, 2010, the Company had been notified that the amount of personal income tax assessed by the Notice of Assessment had been abated by $0.8 million. The Company expects the remaining personal income tax to also be abated. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The California Employment Development Department has recently commenced an audit of subsequent years.
     On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a Motion for Class Certification in June 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses were each subject to between four and eight exclusions. In January 2010, the Parties agreed to a process whereby the Court modified its earlier Order granting certification of a Class to clarify that the earlier Order “conditionally” granted Certification. The Order initiated a process whereby a questionnaire was to be sent by an impartial Class Administrator to each potential member of the Class to gather information. As a part of the process, the Court would dismiss from the Class those individuals who failed to respond to the questionnaire within the allotted time. Incomplete or deficient questionnaires could be cured through written or telephonic inquiry by the Class Administrator. Approximately 260 questionnaires were timely returned. Further clarification and additional information has been requested from approximately 120 of the individuals returning the questionnaires with a due date of August 12, 2010. A further certification hearing will be held on October 25, 2010, and a tentative trial date has been set for April 4, 2011.
     The Company believes that its independent contractors are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
     On May 19, 2009, a truck leasing company filed an action against the Company in U.S. District Court raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to a certain Program Agreement between the truck leasing company and the Company, the lease of vehicles to various independent contractors and the early termination of such leases. The Company filed a response denying all the claims and presenting affirmative defenses. In December 2009, the truck leasing company filed an Amended Complaint adding both a customer of the Company as an additional defendant and making additional claims against the Company. A confidential agreement in principle to resolve and settle all claims against the Company was reached in July 2010.
     The Company is currently the subject of a wage/hour examination in Massachusetts related to the alleged misclassification of independent contractors. The Company believes that the independent contractors are properly classified and intends to vigorously contest this examination. Given the nature and preliminary status of the examination, the Company cannot yet determine the amount or a reasonable range of potential loss in this matter, if any.

     The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the business, financial condition, results of operations, or liquidity of the Company.
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

	Bid		Bid
Fiscal 2010	High	Low	High	Low
First Quarter	$19.66	$15.13	10/22/09	08/14/09
Second Quarter	18.89	15.92	11/09/09	01/29/10
Third Quarter	18.14	14.61	04/29/10	02/04/10
Fourth Quarter	17.97	12.15	05/12/10	06/29/10

Fiscal 2009	High	Low	High	Low
First Quarter	$29.80	$20.74	09/18/08	10/28/08
Second Quarter	25.45	11.02	11/03/08	12/16/08
Third Quarter	14.93	10.62	04/21/09	02/04/09
Fourth Quarter	18.18	13.92	05/08/09	07/02/09
Stock Price Performance
     Set forth below is a line graph indicating the stock price performance of the Company’s common stock for the period beginning August 1, 2005 and ending July 31, 2010 as contrasted with the NASDAQ Composite Index ** and the AMEX Composite Index and the Russell 2000 Stock Index***. The graph assumes that $100 was invested at the beginning of the period and has been adjusted for any stock dividends distributed after August 1, 2010. No cash or stock dividends have been paid during the current fiscal year.

COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG DYNAMEX INC.,
NASDAQ COMPOSITE INDEX, AMEX COMPOSITE INDEX
AND RUSSELL 2000 INDEX
ASSUMES $100 INVESTED ON AUGUST 1, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JULY 31, 2010

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
     Holders — At August 31, 2010, the approximate number of holders of record of common stock was 214, although there are a much larger number of beneficial owners.
     Dividends — The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying cash dividends in fiscal 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in Item 7 of this Form 10-K.

     Securities Authorized for Issuance Under Equity Compensation Plans – The following table provides information regarding the Company’s equity compensation plan as of July 31, 2010.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
	outstanding options,	price of outstanding	issuance under equity
Plan category	warrants and rights	options, warrants and rights	compensation plans
Equity compensation plans approved by security holders	550,764	$21.60	995,436

Equity compensation plans not approved by security holders	—	—	—

Total	550,764	$21.60	995,436

ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial and other data for the three years ended July 31, 2010 and the balance sheet data at July 31, 2010 and 2009 have been derived from the audited Consolidated Financial Statements of the Company appearing elsewhere herein. The following selected historical financial and other data for the two years ended July 31, 2007 and the balance sheet data at July 31, 2008, 2007 and 2006 have been derived from the Consolidated Financial Statements of the Company not appearing herein. The selected financial data are qualified in their entirety, and should be read in conjunction with the Company’s Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere herein.

	Years ending July 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statements of operations data:
Sales	$406,448	$402,109	$455,776	$413,774	$358,374

Operating expenses (1)	385,601	383,483	427,730	389,660	336,437
Depreciation and amortization	4,240	3,440	2,825	2,357	1,931
Restructuring cost (4)	282	1,104	—	—	—

Operating income	16,325	14,082	25,221	21,757	20,006
Interest expense	179	177	232	299	295
Other income (2)	(289)	(411)	(516)	(2,079)	(275)

Income before income taxes	16,435	14,316	25,505	23,537	19,986
Income taxes	5,780	5,566	9,722	8,575	7,594

Net income	$10,655	$8,750	$15,783	$14,962	$12,392

Earnings per share:
basic	$1.09	$0.89	$1.55	$1.41	$1.12

diluted	$1.09	$0.89	$1.53	$1.39	$1.11

Weighted average common shares outstanding:
basic	9,736	9,782	10,207	10,612	11,057
diluted	9,753	9,809	10,297	10,738	11,197

Other data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (3)
Net income	$10,655	$8,750	$15,783	$14,962	$12,392
Adjustments:
Income tax expense	5,780	5,566	9,722	8,575	7,594
Interest expense	179	177	232	299	295
Depreciation and amortization	4,240	3,440	2,825	2,357	1,931

EBITDA	$20,854	$17,933	$28,562	$26,193	$22,212

	July 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance sheet data:
Working capital	$53,071	$38,319	$39,874	$23,337	$18,889
Total assets	150,266	129,499	138,624	121,040	110,525
Long-term debt, excluding current portion	—	—	—	—	905
Stockholders’ equity	109,765	96,080	97,634	81,409	79,212

1)	Operating expenses are purchased transportation, salaries and employee benefits, facilities and communication, depreciation and amortization and other costs. Purchased transportation includes independent contractor and third-party delivery charges. Salary and employee benefits cost includes employee salaries, benefits and workers’ compensation costs. Facilities and communications includes warehouse, radio and communications costs. Other costs include bad debt, insurance, uniforms, office costs, and general and administrative costs.

2)	The increase in other income in the year ended July 31, 2007, is principally attributable to the resolution of inter-company, cross-border transfer pricing issues for fiscal years 2001 through 2005. The Company realized income of approximately $425,000 from the overpayment of prior year Canadian taxes without a corresponding increase in expense from the U.S. since the Company had available U.S. net operating losses to offset the additional income. The Company also realized $937,000 in pre-tax foreign currency transaction gains on the cash settlement of those inter-company charges. The result was to increase net income by $972,000, $0.09 per fully diluted share, for the 2007 year.

3)	EBITDA is defined as income excluding interest, taxes, depreciation and amortization. EBITDA is presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. Management believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest, taxes, depreciation and amortization, which are necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities.

4)	During the quarter ended July 31, 2009, the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and elimination of the position of President U.S. The restructuring was undertaken to reduce redundant overhead expenses. The Company recorded an $1.1 million restructuring expense during fiscal year 2009 and an $0.3 million restructuring expense during fiscal year 2010. The FY 2010 charge expensed the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility.

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
     A significant portion of the Company’s sales are generated in Canada. For the fiscal years ended July 31, 2010, 2009, and 2008, approximately 38.0%, 35.9% and 38.4%, respectively, of sales were generated in Canada. The exchange rate between the Canadian dollar and the U.S. dollar increased 11.6% in the twelve month period ended July 31, 2010, compared to the corresponding period in the prior year, which had the effect of increasing reported sales by $16 million. During FY 2009, the exchange rate between the Canadian dollar and the U.S. dollar decreased 14.0%, compared to FY 2008, which had the effect of decreasing 2009 reported sales by $20 million.
     The conversion rate of Canadian dollars to U.S. dollars increased during the fiscal year ending July 31, 2010 compared to July 31, 2009 and decreased during the fiscal year ending July 31, 2009 compared to July 31, 2008. As the Canadian dollar is the functional currency for the Company’s Canadian operations, these changes in the exchange rate have affected the Company’s reported sales and net income. Management does not believe that the effect of these changes on the Company’s net income for the fiscal years ended July 31, 2010, 2009 and 2008 has been significant, although there can be no assurance that fluctuations in such currency exchange rate will not, in the future, have a material effect on the Company’s business, financial condition or results of operations.
     Operating expenses are purchased transportation, salaries and employee benefits, facilities and communication, depreciation and amortization and other costs. Purchased transportation is driver, messenger, and third-party delivery charges. Salary and employee benefits cost includes employee salaries, benefits and workers’ compensation costs. Facilities and communications includes warehouse, radio and communications costs. Other costs include bad debt, insurance, uniforms, office costs, and general and administrative costs. Substantially all of the drivers used by the Company in purchased transportation are independent contractors who provide their own vehicles, as opposed to employees of the Company.
     Generally, the Company’s on-demand purchased transportation costs are at a lower percentage of sales, yielding higher margins before overhead, compared to scheduled local and regional distribution or fleet management services. Purchased transportation costs for on-demand driver services represent a lower percentage of sales since the vehicles are generally smaller. However, scheduled local and regional distribution and fleet management services generally have fewer administrative requirements related to order taking, dispatching drivers and billing and collection. As a result of these variances, the Company’s operating expenses are dependent in part on the mix of business for a particular period.
     During the twelve months ended July 31, 2010, 2009, and 2008 sales to Office Depot, Inc. represented approximately 11.6%, 14.0%, and 14.6% respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 22%, 24%, and 27% of the Company’s consolidated sales for the twelve months ended July 31, 2010, 2009, and 2008 respectively.

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
     Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and from the payment of financing costs associated with the Company’s credit facility. Intangibles include goodwill, covenants not-to-compete and other identifiable intangibles. Goodwill represents the excess of the purchase price over all tangible and identifiable intangible net assets acquired. The Company tests goodwill for impairment at least annually. The Company has two reporting units for the purpose of assessing potential future impairments of goodwill, Canada and the United States. These two regions were identified as reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-34, Intangibles, because discrete financial information is available and management regularly reviews the operating results of these regions. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year. Based on this test, the Company has determined that no impairment exists during the three years ended July 31, 2010. Other intangible assets are being amortized over periods ranging from 2 to 25 years.
     Other assets, recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with ASC 340-10-05, Pre-Production Costs Related to Long-Term Supply Arrangements, These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Recoverable contract contingency costs capitalized, net of amortization, at July 31, 2010 and 2009 amount to $340 thousand and $778 thousand, respectively.
     Self-insured claims liability — The Company is primarily self-insured for U.S. workers’ compensation and non-owned vehicle liability claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.
     Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. The allowance for doubtful accounts represented approximately 2.2% of accounts receivable at July 31, 2010 compared to approximately 4.1% at July 31, 2009. The allowance for doubtful accounts was higher last year due to the onset of the intensified global financial crisis. The decrease in the allowance from the prior year is due to an improvement in the Company’s collections statistics.

     Income taxes — Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the year ended July 31, 2009, the Company repatriated approximately $4.7 million from its Canadian subsidiary. The Company establishes valuation allowances in accordance with the provisions of ASC 740 Income Taxes.
     Stock-based compensation — ASC 718, Compensation — Stock Compensation, requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations.
     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2010, 2009, and 2008, respectively: dividend yield of 0% for all years; expected volatility of 48%, 43%, and 43%; risk-free interest rate of 2.4%, 2.8%, and 3.9%, and expected lives of an average of 6.8, 6.9 and 7.2 years for options granted to employees and of 6.7, 6.8 and 6.8 years for options granted to non-employee directors. The weighted average grant-date fair value of stock options granted during the years 2010, 2009 and 2008 was $9.14, $10.12 and $14.80, respectively.
     As discussed in Notes 1 and 9 of this Form 10-K, option expense in 2010, 2009 and 2008 amounted to $1,448,000, $1,418,000 and $1,180,000, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2010, the anticipated effect on net income for fiscal 2011, net of taxes, will be approximately $1,013,000.
     Foreign currency translation — Assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates during the year. The net exchange differences resulting from these translations are recorded in stockholders’ equity. Where amounts denominated in a foreign currency are converted into U.S. dollars by remittance or repayment, the realized exchange differences are included as other income, net in the Consolidated Statement of Operations.
     Treasury stock acquired and retired — Treasury stock is recorded at cost. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
     Leases — deferred credits — The Company has lease agreements that contain tenant improvement allowances and rent escalation clauses. The Company recognizes a deferred rent liability for tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease. The Company records rental expense on a straight-line basis over the term of the lease when a lease has rent escalation clauses.

Results of Operations
     The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statement of Operations, expressed as a percentage of sales:

	Years Ended July 31,
	2010	2009	2008
Sales	100.0%	100.0%	100.0%

Operating expenses:
Purchased transportation	64.8%	63.4%	64.4%
Salaries and employee benefits	19.8%	21.0%	19.9%
Facilities and communication	4.8%	4.8%	4.0%
Other	5.5%	6.1%	5.6%
Depreciation and amortization	1.0%	0.9%	0.6%
Restructuring cost	0.1%	0.3%	0.0%

Total operating expenses	96.0%	96.5%	94.5%

Operating income	4.0%	3.5%	5.5%

Interest expense	0.0%	0.0%	0.1%
Other income, net	0.0%	-0.1%	-0.1%

Income before income taxes	4.0%	3.6%	5.5%

Income taxes	1.4%	1.4%	2.1%

Net income	2.6%	2.2%	3.4%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Years Ended July 31,
	2010		2009		2008
Sales by service type:
On demand	$129,374	31.8%	$127,797	31.8%	$148,410	32.6%
Scheduled/distribution	277,074	68.2%	274,312	68.2%	307,366	67.4%

Total sales	$406,448	100.0%	$402,109	100.0%	$455,776	100.0%

Sales by country:
United States	$252,143	62.0%	$257,623	64.1%	$280,583	61.6%
Canada	154,305	38.0%	144,486	35.9%	175,193	38.4%

Total sales	$406,448	100.0%	$402,109	100.0%	$455,776	100.0%

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009
     Net income for the twelve months ended July 31, 2010 was $10.7 million ($1.09 per fully diluted share) compared to $8.8 million ($0.89 per fully diluted share) for the twelve months ended July 31, 2009. FY 2009 results include a restructuring charge of $1.1 million pre-tax, $0.7 million after tax ($0.07 per fully diluted share), related to the closing of the Canadian Administrative office and the elimination of the position of President Dynamex U.S. and a first quarter special payment of $1.5 million pre-tax, $1.0 million after-tax ($0.10 per fully diluted share), to the former President and CEO of the Company.

     Sales for the twelve months ending July 31, 2010 increased 1.1% to $406.5 million from $402.1 million for the same period in the prior year. The higher exchange rate between the Canadian dollar and the U.S. dollar increased sales by 4.0%, and this was offset in part by lower core sales and lower fuel surcharges. The decline in core sales is attributable to lower sales from our largest customer and the general macroeconomic challenges to our customers’ businesses. Total core sales per business-day declined 2.5%, and lower fuel surcharges account for approximately 0.4% of the decline in sales.
     Purchased transportation for the twelve months ended July 31, 2010 increased 3.3%, to $263.2 million from $254.8 million for the same period in the prior year. Purchased transportation, as a percentage of sales, was 64.8% for the twelve months ended July 31, 2010 compared to 63.4% for the twelve months ended July 31, 2009. The increase as a percentage of sales was primarily due to the impact of a more competitive pricing environment.
     Salaries and employee benefits for the twelve months ended July 31, 2010 decreased 4.9%, to $80.4 million from $84.5 million for the same period in the prior year. The decline is attributable to Company cost reduction initiatives including the management realignment and reduction in force that occurred during FY 2009, and the closing of the Canadian administrative office. In addition, the prior fiscal year includes a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO. Cost reduction initiatives were offset, in part, by the higher exchange rate between the Canadian dollar and the U.S. dollar. On a constant dollar basis (holding the exchange rate constant), salaries and employee benefit costs declined $6.6 million or 7.8% Salaries and employee benefits were 19.8% of sales for the twelve months ended July 31, 2010, compared to 21.0% for the twelve months ended July 31, 2009..
     Facilities and communication expense was $19.4 million for the twelve months ended July 31, 2010 and 2009 and remained a consistent 4.8% percentage of sales.
     Other expenses for the twelve months ended July 31, 2010 decreased $2.2 million to $22.6 million from $24.8 million for the same period in the prior year. The decrease is primarily attributable to a year over year $1.8 million reduction to bad debt expense (reflecting improvements in collections), and lower vehicle insurance costs of $1.0 million. These reductions to expense were partially offset by a stronger Canadian currency, which increased expenses by $0.6 million. Other expenses, as a percentage of sales, were 5.5% in the current year compared to 6.1% in the prior year.
     Depreciation and amortization for the twelve months ended July 31, 2010 was $4.2 million compared to $3.4 million for the same period in the prior year. The increase is principally due to the purchase of specialized equipment during FY 2009 to service a specific customer. As a percent of sales, depreciation and amortization was 1.0%, compared to 0.9% in the prior year period.
     The Company recorded a $0.3 million pre-tax restructuring charge in the company’s FY 2010 second fiscal quarter to expense the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. In 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and elimination of the position of President U.S. operations. The restructuring was undertaken to reduce redundant overhead expenses. The Company has completed the restructuring process and will not incur any further charges.
     Interest expense for the twelve months ended July 31, 2010 was $179,000, compared to $177,000 for the same period in the prior year. Interest expense is principally attributable to the cost of availability charges and letters of credit related to the bank credit facility.
     Other income, net for the twelve months ended July 31, 2010, was $289,000 compared to $411,000 for the same period in the prior year. The decline from the prior year is primarily due to lower realized currency gains in Canada.
     Income tax expense for the twelve month period ended July 31, 2010 increased $0.2 million to $5.7 million on higher income. The effective income tax rate was 35.2% for the current period compared to 38.9% for the prior year. The current year benefited from a reduction in the effective income tax rate for Canada to 31.0% from 35.5%. In addition to the lower Canadian tax rate, pre-tax Canadian income is a higher percentage of consolidated pre-tax income for the twelve months ended July 31, 2010, compared to the same period in the prior year. Moreover, in the prior year, the Company repatriated excess cash from Canada to the U.S. to support its share repurchase program. The Company’s current annual effective income tax rate in the U.S. is approximately 42.5% and 31.0% in Canada.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008
     Net income for the year ended July 31, 2009 was $8.8 million ($0.89 per fully diluted share) compared to $15.8 million ($1.53 per fully diluted share) for the year ended July 31, 2008.
     Sales for the year ended July 31, 2009 decreased 11.8% to $402 million from $456 million for the same period in the prior year. The average conversion rate between the Canadian dollar and the U.S. dollar decreased 14.0% over the prior year period, which had the effect of decreasing sales by approximately $23.4 million or 5.1%. Also, management estimates that approximately 2.6% of the year-over-year decrease in sales is attributable to a reduction in fuel surcharges. The core growth rate, the rate excluding the impact of the fuel surcharge and changes in the foreign exchange rate, was an approximately 4.0% decrease for the year ended July 31, 2009 (a 5.6% decrease in the U.S. and 1.7% decrease in Canada). Canadian sales, including fuel surcharges, decreased approximately 4.2% in Canadian dollars compared to the previous year.
     Purchased transportation for the year ended July 31, 2009 decreased 13.2% to $254.8 million from $293.5 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 63.4% for the year ended July 31, 2009, compared to 64.4% for the year ended July 31, 2008.
     Salaries and employee benefits for the year ended July 31, 2009 decreased 6.9% to $84.5 million from $90.7 million for the same period in the prior year. Slightly over half the decline is due to the weaker Canadian dollar, lower bonus accruals and the reduction in force the Company announced in the FY 2009 second quarter with the balance due to lower shipment volumes. Those reductions were offset, in part, by a $1.5 million one-time, pre-tax special payment to the current Chairman of the Board and former President and CEO in the first quarter of 2009 and higher salaries and benefits of approximately $0.5 million from the expansion of the sales force. Salaries and employee benefits, as a percentage of sales was 21.0% for the year ended July 31, 2009, compared to 19.9% for the year ended July 31, 2008.
     Facilities and communication expense for the year ended July 31, 2009 increased 5.0%, to $19.4 million from $18.5 million for the same period in the prior year. Facilities and communication expense as a percentage of sales was 4.8% for the year ended July 31, 2009, compared to 4.0% for the year ended July 31, 2008. The increase primarily related to new leased facilities to service business expansion.
     Other expenses for the year ended July 31, 2009 decreased 1.1%, to $24.8 million from $25.1 million for the same period in the prior year. Other expenses as a percentage of sales was 6.1% for the year ended July 31, 2009, compared to 5.5% for the year ended July 31, 2008. Fiscal year 2009 included legal costs of approximately $0.5 million for the California class-action litigation and $0.2 million related to the evaluation of our sales organization and processes.
     Depreciation and amortization was $3.4 million for the year ended July 31, 2009, compared to $2.8 million for the same period in the prior year. The increase was principally due to more capital expenditures over the preceding two fiscal years. As a percent of sales, depreciation and amortization was 0.9%, compared to 0.6% in the prior year period. As part of a five-year contract with a specific customer, the Company purchased approximately $2.8 million of specialized equipment, which increased depreciation.
     During the quarter ended July 31, 2009 the Company announced the closure of the Canadian administrative office in Toronto, Canada and the elimination of the position of President U.S. operations. The restructuring was to reduce redundant overhead expenses. The Company recorded a pre-tax charge of $1.1 million during the fourth quarter of fiscal year 2009. See ‘Restructuring’ in Note 5 of this Form 10-K.
     Other income, net for the year ended July 31, 2009, was $411,000 compared to $516,000 for the same period in the prior year. This decrease is principally attributable to lower interest rates and a decrease in investments in Canada. The Company repatriated excess Canadian cash to support its share repurchase program during the first quarter of FY 2009. Then, during the second quarter of FY 2009, the Company decided to suspend the share repurchase program.

     Interest expense for the year ended July 31, 2009 decreased 23.7% to $177,000 from $232,000 for the same period in the prior year. Lower interest expense compared to the prior year is primarily attributable to lower interest rates and a reduced use of the Company’s line of credit.
     Income tax expense for the twelve month period ended July 31, 2009 decreased $4.1 million to $5.6 million on lower income. The effective income tax rate was 38.9% for the year ended July 31, 2009, compared to 38.1% for the previous year. The increase in the effective tax rate is primarily attributable to both a higher effective U.S. tax rate and a higher proportion of income being generated in the U.S., compared to the prior year. Also, the effective U.S. tax rate was approximately 2.0% higher than the prior year due to the Company’s decision to repatriate excess Canadian cash to support its share repurchase program. The Canadian effective tax rate was 32.3% for the year ended July 31, 2009.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the twelve months ended July 31, 2010 was $18.3 million compared to $7.8 million in the prior period. The increase in cash provided by operating activities this year compared to last year is principally attributable to improved net income and the decrease in cash needed to fund current operating assets and liabilities.
     Net cash used in investing activities in the twelve months ended July 31, 2010 was $3.7 million, compared to $6.0 million used during the twelve months ended July 31, 2009. The decrease was due to a purchase of specialized equipment to serve a specific customer in the prior year. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles.
     The Board of Directors has authorized the Company to purchase up to $78 million of Dynamex Inc. common stock on the open market. Through July 31, 2009, the Company had repurchased a total of 2.4 million shares at an average price of $20.81 per share for a total dollar cost of $50 million leaving a balance of $28 million in the current authorization. The Company suspended the share repurchase program in the second quarter of FY 2009. Delaware law permits treasury shares to be retired when appropriately authorized by the Board of Directors, and the Company has retired such shares by appropriate reductions in the value of common stock and additional paid-in capital.
     The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments prior to maturity. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At July 31, 2010, there were $6.1 million stand-by letters of credit issued but no outstanding borrowings under the revolving credit facility.
The revolving credit facility requires us to satisfy certain customary financial and other covenants, including:

Compliance Area	Covenant	Level at July 31, 2010

Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.26 to 1.00
Total indebtedness	$40 million, including LOC’s	$6.1 million
Letters of credit sublimit	$10 million	$6.1 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.26 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	10.69 to 1.00
     Management expects internally generated cash flow and temporary borrowings from its bank credit facility will be sufficient to fund its operations, capital requirements and common stock repurchases, if the repurchase program is reinstituted.

Contractual Obligations
     The following table sets forth the Company’s contractual commitments as of July 31, 2010 for the periods indicated (in thousands):

		Less than
	Total	1 Year	1 - 3 Years	3 - 5 years	Thereafter
Operating Leases	38,598	11,751	15,982	8,228	2,637

     The Company has entered into an employment agreement with its President and CEO which provides for the payment of a base salary in the annual amount of $550 thousand, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. The Company has entered into an employment agreement with its Chief Operating Officer which provides for the payment of a base salary in the annual amount of $250 thousand, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The potential exposure ranges between $1.6 million and $1.8 million. As of July 31, 2010, the Company had outstanding stand-by letters of credit totaling $6.1 million.
Income Taxes
     The provision for income taxes was $5.8 million in fiscal 2010 compared to $5.6 million and $9.7 million in the years ended July 31, 2009 and 2008, respectively. The difference between the statutory rates and the effective federal income tax rates is primarily attributable to foreign and state income taxes and other expenses that are non-deductible for tax purposes. The effective income tax rate was 35.2% for the current year compared to 38.9% for the prior year. The decrease in the effective tax rate is primarily attributable to both a lower effective Canadian tax rate and a higher proportion of income being generated in Canada in the current year compared to the prior year.
     During the year ended July 31, 2009, the Company repatriated approximately $4.7 million from its Canadian subsidiary. This transaction resulted in an 2.9% increase in the FY 2009’s effective U.S. federal income tax rate.
Inflation
     Inflationary pressures have not had a material effect on the Company’s results of operations for fiscal 2010. There can be no assurance the Company’s business will not be affected by inflation in the future.
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
     The risk factors described in this report could cause actual results to differ materially from those predicted. By way of example:
•	a change in the current tax status of independent contractor to employees.

•	the loss of any of our key customers

•	the ability of the Company to attract and retain qualified independent contractors at acceptable rates

•	the competitive nature of the same-day delivery business.

•	the ability of the Company to retain key employees

•	global economic conditions could adversely affect the Company’s business and financial results

•	the ability of the Company to pass on fuel cost increases to customers to maintain profit margins and the quality of independent contractor payments.

•	a significant reduction in the exchange rate between the Canadian dollar and the U.S. dollar.

•	Maintaining good relationships with International Labor Unions

•	a significant increase in the number of workers’ compensation or vehicle liability claims such that the Company’s self insurance expense would increase significantly.

•	failure of the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

•	the ability of the Company to obtain adequate financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
     The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations over the previous four quarters at the actual exchange rate versus a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in revenue of approximately $15.4 million and a decrease in net income of approximately $0.7 million over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
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
     The information set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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
Ray E. Schmitz, Executive Vice-President and Chief Financial Officer Dated: September 22, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on September 22, 2010.

Name	Title

/s/ James L. Welch	Chief Executive Officer, President and Director
James L. Welch	(Principal Executive Officer)

/s/ Ray E. Schmitz	Executive Vice President, Chief Financial Officer
Ray E. Schmitz	(Principal Financial Officer)

/s/ Gilbert Jones	Vice President, Corporate Controller
Gilbert Jones	(Principal Accounting Officer)

/s/ Richard K. McClelland	Chairman of the Board and Director
Richard K. McClelland

/s/ Wayne Kern	Director
Wayne Kern

/s/ Stephen P. Smiley	Director
Stephen P. Smiley

/s/ Brian J. Hughes	Director
Brian J. Hughes

/s/ Bruce E. Ranck	Director
Bruce E. Ranck

/s/ Craig R. Lentzsch	Director
Craig R. Lentzsch

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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Dynamex Inc.’s internal control over financial reporting as of July 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Dynamex Inc. maintained effective internal control over financial reporting as of July 31, 2010.
Dynamex Inc.’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report dated September 22, 2010 on the effectiveness of Dynamex Inc.’s internal control over financial reporting. That report is included herein.

/s/ James L. Welch	/s/ Ray E. Schmitz
James L. Welch	Ray E. Schmitz
Chief Executive Officer, President and Director	Executive Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 22, 2010 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
September 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Dynamex Inc.
Dallas, Texas
We have audited the internal control over financial reporting maintained by Dynamex Inc. and Subsidiaries (the “Company”) as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2010. Our report dated September 22, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
September 22, 2010

DYNAMEX INC.
Consolidated Balance Sheets
July 31, 2010 and 2009
(in thousands, except per share data)

	2010	2009
ASSETS
CURRENT
Cash and cash equivalents	$26,318	$11,016
Accounts receivable (net of allowance for doubtful accounts of $1,048 and $1,801, respectively)	47,455	43,545
Income taxes receivable	4,062	3,043
Prepaid and other current assets	4,032	4,396
Deferred income taxes	4,029	4,270

Total current assets	85,896	66,270

PROPERTY AND EQUIPMENT — net	11,138	11,532
GOODWILL	48,058	47,496
INTANGIBLES — net	2,091	975
OTHER	3,083	3,226

Total assets	$150,266	$129,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$8,248	$5,581
Independent contractor owner operator settlements	7,706	6,870
Accrued salaries and employee benefits	6,016	5,296
Self-insured accruals	1,979	3,294
Other accrued liabilities	8,876	6,910

Total current liabilities	32,825	27,951

LONG-TERM DEBT	—	—
LEASES — DEFERRED CREDITS	2,369	2,742
DEFERRED INCOME TAX PAYABLE	4,523	2,031
DEFERRED COMPENSATION	784	695

Total liabilities	40,501	33,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,753 and 9,725 outstanding, respectively	97	97
Additional paid-in capital	37,876	36,276
Retained earnings	66,310	55,655
Accumulated other comprehensive income:
Cumulative translation adjustment	5,482	4,052

Total stockholders’ equity	109,765	96,080

Total liabilities and stockholders’ equity	$150,266	$129,499

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Operations
Years ended July 31, 2010, 2009 and 2008
(in thousands, except per share data)

	2010	2009	2008
Sales	$406,448	$402,109	$455,776

Operating expenses:
Purchased transportation	263,237	254,789	293,459
Salaries and employee benefits	80,422	84,515	90,744
Facilities and communication	19,381	19,378	18,458
Other	22,561	24,801	25,069
Depreciation and amortization	4,240	3,440	2,825
Restructuring cost	282	1,104	—

Total operating expenses	390,123	388,027	430,555

Operating income	16,325	14,082	25,221

Interest expense	179	177	232
Other income, net	(289)	(411)	(516)

Income before income taxes	16,435	14,316	25,505

Income taxes	5,780	5,566	9,722

Net income	$10,655	$8,750	$15,783

Basic earnings per common share	$1.09	$0.89	$1.55

Diluted earnings per common share	$1.09	$0.89	$1.53

Weighted average shares:
Common shares outstanding	9,736	9,782	10,207
Adjusted common shares — assuming exercise of stock options	9,753	9,809	10,297
See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Stockholders’ Equity
Years ended July 31, 2010, 2009 and 2008
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT JULY 31, 2007	10,145	$101	$45,671	$31,122	$4,515	$81,409
Issuance of common stock, including tax benefit of $328	124	1	1,425			1,426
Stock option compensation			1,180			1,180
Treasury stock purchase and retirement	(121)	(1)	(2,965)			(2,966)
Net income				15,783		15,783
Unrealized foreign currency translation adjustment					802	802

Total comprehensive income						16,585

BALANCE AT JULY 31, 2008	10,148	101	45,311	46,905	5,317	97,634

Issuance of common stock, including tax benefit of $16	16	0	140			140
Stock option compensation			1,418			1,418
Treasury stock purchase and retirement	(439)	(4)	(10,593)			(10,597)
Net income				8,750		8,750
Unrealized foreign currency translation adjustment					(1,265)	(1,265)

Total comprehensive income						7,485

BALANCE AT JULY 31, 2009	9,725	97	36,276	55,655	4,052	96,080

Issuance of common stock, including tax benefit of $0	28	0	152			152
Stock option compensation			1,448			1,448
Net income				10,655		10,655
Unrealized foreign currency translation adjustment					1,430	1,430

Total comprehensive income						12,085

BALANCE AT JULY 31, 2010	9,753	$97	$37,876	$66,310	$5,482	$109,765

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Consolidated Statements of Cash Flows
Years ended July 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$10,655	$8,750	$15,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,240	3,440	2,825
Amortization of deferred bank financing fees	5	2	10
Provision for losses on accounts receivable	(347)	1,487	1,039
Stock option compensation	1,448	1,418	1,180
Deferred income taxes	2,732	822	1,472
Lessor financed leasehold improvements	—	896	—
Non-cash rent expense	7	143	49
Gain on disposal of property and equipment	(2)	(34)	(8)
Changes in current operating assets and liabilities:
Accounts receivable	(3,563)	2,255	(5,678)
Prepaids and other current assets	(1,944)	(1,465)	(1,405)
Accounts payable and accrued liabilities	5,019	(9,907)	1,087

Net cash provided by operating activities	18,250	7,807	16,354

INVESTING ACTIVITIES
Purchase of property and equipment	(3,283)	(6,253)	(2,845)
Proceeds from sale of equipment	49	—	—
Acquisition of customer lists	(399)	(367)	(491)
Withdrawal (purchase) of deferred compensation investments	(66)	650	(322)

Net cash used in investing activities	(3,699)	(5,970)	(3,658)

FINANCING ACTIVITIES
Receipts under line of credit	—	7,300	23,200
Payments receipts under line of credit	—	(7,300)	(23,200)
Proceeds from stock option exercise	152	124	1,099
Tax benefit realized from exercise of stock options	—	16	328
Purchase and retirement of treasury stock	—	(10,597)	(2,966)
Other assets and deferred financing fees	225	411	(176)

Net cash provided by (used in) financing activities	377	(10,046)	(1,715)

EFFECT OF EXCHANGE RATES ON CASH	374	(663)	50

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,302	(8,872)	11,031
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,016	19,888	8,857

CASH AND CASH EQUIVALENTS, END OF YEAR	$26,318	$11,016	$19,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$105	$137	$157

Cash paid for taxes	$5,302	$5,901	$8,043

See accompanying notes to the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business — Dynamex Inc. and Subsidiaries (the “Company” or “Dynamex”) provide same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery and (ii) scheduled and distribution and fleet outsourcing and facilities management.

The operating subsidiaries of the Company, with country of incorporation, are as follows:
•	Dynamex Operations East Inc. (U.S.)

•	Dynamex Operations West Inc. (U.S.)

•	Dynamex Fleet Services, Inc. (U.S.)

•	Dynamex Franchise Holdings, Inc. (U.S.)

•	Dynamex Domestic Franchising, Inc. (U.S.)

•	Dynamex Canada Limited (Canada)

•	Dynamex Canada Franchise Holdings, Inc. (Canada)

•	Dynamex Canada Holdings, Inc. (U.S.)

•	Dynamex Provincial Couriers, Inc. (U.S.)
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
The Company capitalizes external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of July 31, 2010 and 2009, the net book value of capitalized software costs was $944 and $973, respectively. Amortization expense related to capitalized software was $715, $826 and $756 in fiscal years 2010, 2009 and 2008, respectively.
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

The Company’s customers are not concentrated in any specific geographic region or industry. During the years ended July 31, 2010, 2009, and 2008, sales to Office Depot, Inc. represented approximately 11.6%, 14.0% and 14.6%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 22%, 24% and 27% of the Company’s consolidated sales for the years ended July 31, 2010, 2009 and 2008, respectively.

A significant number of the Company’s customers are located in Canada. For the fiscal years ended July 31, 2010, 2009 and 2008, approximately 38%, 36% and 38% of the Company’s sales, respectively, were generated in Canada. See Note 12 of Notes to the Consolidated Financial Statements for additional information concerning the Company’s foreign operations.

Office Depot represented approximately 15.7% and 21.6% of the net accounts receivable at July 31, 2010 and July 31, 2009, respectively. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Goodwill and intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill, covenants not-to-compete and other identifiable intangibles and from the payment of financing costs associated with the Company’s credit facility. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. The Company adopted ASC 350, Intangibles, which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their market value and, if so, performs a detailed analysis of the reporting unit’s assets and liabilities to determine whether the goodwill is impaired. The Company performed its goodwill impairment test as of the first day of the fourth quarter of fiscal 2010. Based on this test, no impairment was indicated. Other intangible assets are being amortized over periods ranging from 2 to 25 years. Deferred bank financing fees are amortized over the term of the related credit facility. Amortization of deferred financing fees is classified as interest expense in the Consolidated Statement of Operations. Aggregate amortization expense during the years ended July 31, 2010, 2009 and 2008 totaled $576, $206 and $81, respectively. Estimated amortization expense for the succeeding five fiscal years is approximately $794 for 2011, $857 for 2012, $560 for 2013, $18 for 2014, and $18 for 2015.

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

Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and aging category. If the financial condition of the Company’s customers were to deteriorate, thus impairing their ability to make required payments, additional allowances may be required. The Company’s allowance at July 31, 2010 is approximately 2.2% of outstanding accounts receivable compared to approximately 4.1% at July 31, 2009. The allowance for doubtful accounts was higher last year due to the onset of the intensified global financial crisis. The decrease in the allowance from the prior year is due to an improvement in the Company’s collections statistics.

Financial instruments — Carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Long-term debt consists primarily of variable rate borrowings under the bank credit agreement. The carrying value of these borrowings approximates fair value.

Other assets — Recoverable contract contingency costs — The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with ASC 340-10-05, Pre-Production Costs Related to Long-Term Supply Arrangements, These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is obligated to reimburse the Company for any unamortized balance. Recoverable contract contingency costs capitalized, net of amortization, at July 31, 2010 and 2009 amount to $340 and $778, respectively.

Deferred compensation plan —Deferred Compensation Plan investments are recorded in other assets at fair value as determined by quoted prices in an active market and the associated liability is recorded in other long term liabilities. The Deferred compensation plan assets at July 21, 2010 and 2009 were $784 and $695, respectively. The Deferred compensation plan liability at July 21, 2010 and 2009 were $784 and $695, respectively.

Leases — deferred credits — The Company has lease agreements that contain tenant improvement allowances and rent escalation clauses. The Company recognizes a deferred rent liability for tenant improvement allowances paid by the lessor within other long-term liabilities and amortizes these amounts over the term of the lease.. The Company records rental expense on a straight-line basis over the term of the lease when a lease has rent escalation clauses.

Self-insured claims liability — The Company is primarily self-insured for U.S. workers’ compensation and non owned vehicle liability claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, are recorded based on the Company’s estimates of the aggregate liability for claims incurred. The Company’s estimates are based on actual experience and historical assumptions of development of unpaid liabilities over time. Factors affecting the determination of amounts to be accrued for claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation. The method of calculating the estimated accrued liability for claims is subject to inherent uncertainty. If actual results are less favorable than what are used to calculate the accrued liability, the Company would have to record expenses in excess of what has already been accrued.

Income taxes — Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Stock-based compensation — ASC 718, Compensation — Stock Compensation, requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2010, 2009, and 2008, respectively: dividend yield of 0% for all years; expected volatility of 48%, 43%, and 43%; risk-free interest rate of 2.4%, 2.8%, and 3.9%, and expected lives of an average of 6.8, 6.9 and 7.2 years for options granted to employees and of 6.7, 6.8 and 6.8 years for options granted to non-employee directors. The weighted average grant-date fair value of stock options granted during the years 2010, 2009 and 2008 was $9.14, $10.12 and $14.80, respectively.

As discussed in Note 9, stock-based compensation expense in 2010, 2009 and 2008 amounted to $1,448, $1,418 and $1,180, respectively, under the fair value approach. Based on the outstanding and unvested awards as of July 31, 2010, the anticipated effect on net income for fiscal 2011, net of taxes, will be approximately $1,013.

Net income per share — Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average common shares outstanding and all potentially dilutive common shares outstanding during the period determined using the treasury stock method. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised, that would then share in the earnings of the Company. Outstanding options to purchase 405, 372 and 146 shares of common stock at July 31, 2010, 2009 and 2008, respectively, were not included in the computation of net income per share as their effect would be anti-dilutive. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

New accounting pronouncements — In May 2009, the FASB issued ASC 855, Subsequent Events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards; the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Also, in March 2010, the FASB issued amended guidance to ASC 855, Subsequent Events. Under this amended guidance, public entities are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements.

Reclassification — Certain reclassifications have been made to conform prior year data to the current presentation.

2. COMPUTATION OF EARNINGS PER SHARE
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by ASC 260, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Years Ended July 31,
	2010	2009	2008
Net income	$10,655	$8,750	$15,783

Weighted average common shares outstanding	9,736	9,782	10,207
Common share equivalents related to options	17	27	90

Common shares and common share equivalents	9,753	9,809	10,297

Basic earnings per common share	$1.09	$0.89	$1.55

Diluted earnings per common share	$1.09	$0.89	$1.53

3. INTANGIBLES
Intangibles consist of the following:

	July 31,
	2010	2009
Carrying amount:
Deferred bank financing fees	$138	$138
Customer lists	2,645	950
Trademarks and other	470	470

	3,253	1,558
Less accumulated amortization:
Deferred bank financing fees	(134)	(133)
Customer lists	(805)	(246)
Trademarks	(223)	(204)

	(1,162)	(583)

Intangibles — net	$2,091	$975

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	July 31,
	2010	2009
Equipment	$23,836	$22,603
Software	9,579	8,857
Furniture	2,317	2,240
Vehicles	2,323	2,511
Leasehold improvements	5,863	5,051

	43,918	41,262
Less accumulated depreciation	(32,780)	(29,730)

Property and equipment — net	$11,138	$11,532

Depreciation expense included in the accompanying Consolidated Statements of Operations for the years ended July 31, 2010, 2009 and 2008 was $3,670, $3,240 and $2,745, respectively.
5. ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	July 31,
	2010	2009
Accrued taxes — other	$1,338	$772
Restructuring	198	1,120
Other accrued liabilities	7,340	5,018

	$8,876	$6,910

Restructuring — During the quarter ended July 31, 2009, the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and the elimination of the position of President U.S.. The Company recorded an additional restructuring expense of $282 during the second quarter ended January 31, 2010 primarily related to the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. See the chart below for a summary of the restructuring expense and accrual as of July 31, 2010.

	Balance at				Balance at
Restructuring	July 31, 2009	Expense	Payment	Other (1)	July 31, 2010
Severance and stay bonuses	952	38	(860)	7	$137
Benefits and employer taxes	98	—	(98)	—	—
Travel and other	70	16	(93)	4	(3)
Terminating a lease	—	228	(164)	—	64

Total restructuring	$1,120	$282	$(1,215)	$11	$198

(1)	Represents difference in “end of period” and “for the period” foreign exchange rates.

6. COMMITMENTS AND CONTINGENCIES
COMMITMENTS

The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates.

At July 31, 2010, minimum annual lease payments for such operating leases are as follows (in thousands):

Operating
Leases
2011	$11,751
2012	9,019
2013	6,963
2014	4,949
2015	3,279
Thereafter	2,637

$38,598

Rent expense related to operating leases amounted to approximately $17,167, $17,177, and $16,606 for the years ended July 31, 2010, 2009 and 2008, respectively.
The Company has entered into an employment agreement with its President and CEO which provides for the payment of a base salary in the annual amount of $550, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. The Company has entered into an employment agreement with its Chief Operating Officer which provides for the payment of a base salary in the annual amount of $250, participation in an executive bonus plan, an auto allowance, and participation in other employee benefit plans. In addition, the Company has entered into retention agreements with certain key executive officers and other employees that provide certain benefits in the event their employment is terminated subsequent to a change in control of the Company, as defined in the retention agreements. The potential liability for these agreements ranges between $1.6 million and $1.8 million.
CONTINGENCIES
The California Employment Development Department (“EDD”) conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company intends to vigorously contest the assessment; however, the Company recorded a liability of $0.8 million in fiscal year 2006. The Company has collected and submitted documentation which will work to reduce the personal income tax (PIT) portion of the assessment through the California PIT abatement process. As of July 31, 2010, the Company had been notified that the amount of personal income tax assessed by the Notice of Assessment had been abated by $0.8 million. The Company expects the remaining personal income tax to also be abated. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The California Employment Development Department has recently commenced a subsequent audit to include subsequent years.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a Motion for Class Certification in June 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four subclasses were each subject to between four and eight exclusions. In January 2010, the Parties agreed to a process whereby the Court modified its earlier Order granting certification of a Class to clarify that the earlier Order “conditionally” granted Certification. The Order initiated a process whereby a questionnaire was to be sent by an impartial Class Administrator to each potential member of the Class to gather information. As a part of the process, the Court would dismiss from the Class those individuals who failed to respond to the questionnaire within the allotted time. Incomplete or deficient questionnaires could be cured through written or telephonic inquiry by the Class Administrator. Approximately 260 questionnaires were timely returned. Further clarification and additional information has been requested from approximately 120 of the individuals returning the questionnaires with a due date of August 12, 2010. A further certification hearing will be held on October 25, 2010, and a tentative trial date has been set for April 4, 2011.
The Company believes that its independent contractors are properly classified as independent contractors and intends to vigorously defend this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
On May 19, 2009, a truck teasing company filed an action against the Company in U.S. District Court raising claims for breach of contract, promissory estoppel, unjust enrichment, conversion, and tortious interference with business relationships. The action further seeks injunctive relief and punitive damages. The action relates to a certain Program Agreement between the truck leasing company and the Company, the lease of vehicles to various independent contractors and the early termination of such leases. The Company filed a response denying all the claims and presenting affirmative defenses. In December 2009, the truck leasing company filed an Amended Complaint adding both a customer of the Company as an additional defendant and making additional claims against the Company. A confidential agreement in principle to resolve and settle all claims against the Company was reached in July 2010.
The Company is currently the subject of a wage/hour examination in Massachusetts related to the alleged misclassification of independent contractors. The Company believes that the independent contractors are properly classified and intends to vigorously contest this examination. Given the nature and preliminary status of the examination, however, the Company cannot yet determine the amount or a reasonable range of potential loss in this matter, if any.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.
7. INCOME TAXES
The United States and Canadian components of income before income taxes are as follows:

	Years ended July 31,
	2010	2009	2008
Canada	$9,633	$5,180	$10,598
United States	6,802	9,136	14,907

	$16,435	$14,316	$25,505

The provision for income tax expense consisted of the following:

	Years ended July 31,
	2010	2009	2008
Current tax expense:
Canada	$2,786	$2,017	$3,509
United States — Federal	201	2,320	3,893
United States — States	61	406	848

Total current tax expense	3,048	4,743	8,250

Deferred tax expense (credit):
Canada	103	(334)	12
United States — Federal	2,180	984	1,242
United States — States	449	173	218

Total deferred tax expense	2,732	823	1,472

Total income tax provision	$5,780	$5,566	$9,722

The tax effects of differences between financial accounting principles and tax laws, to the extent they are temporary, are recorded as deferred tax assets and liabilities under ASC 740, Income Taxes, and consisted of the following components:

	July 31,
	2010	2009
Deferred tax asset:
Allowance for doubtful accounts	$246	$351
Accrued vacation	702	715
Accrued liabilities and other	2,955	3,078
Stock option expense	1,350	950
Deferred compensation	315	237
WOTC carryforward	125	125
Capitalized start-up costs	36	35

Total deferred tax benefits	5,729	5,491
Less valuation allowance	—	—

Net deferred tax asset	5,729	5,491

Deferred tax liability:
Fixed assets	(1,332)	(632)
Amortization of intangibles	(4,891)	(2,620)

Total deferred tax liability	(6,223)	(3,252)

Net deferred tax asset	$(494)	$2,239

Financial statements:

Current deferred tax asset	$4,029	$4,270

Non-current deferred tax liability	$4,523	$2,031

The Company establishes valuation allowances in accordance with the provisions of ASC 740. The Company continually reviews the adequacy of its valuation allowances and adjusts the allowances for changes in expected realization.
During the year ended July 31, 2009 the Company repatriated approximately $4.7 million from its Canadian subsidiary. As a result, the effective U.S. federal income tax rate was approximately 3% in higher FY 2009 compared to FY 2010.
The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of July 31, 2010. Such earnings are intended to be reinvested indefinitely.
Total income tax expense was $5.8 million, 35.2% of income before taxes in the current fiscal year compared to $5.6 million, 38.9% of income before taxes in fiscal year 2009. The decrease in the effective tax rate is primarily attributable to both a lower effective Canada tax rate and a higher proportion of income being generated in Canada in the current year compared to the prior year.
The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	Years ended July 31,
	2010	2009	2008
Income taxes at statutory rate	$5,752	$4,867	$8,927

Effect on taxes resulting from:
State taxes	510	579	1,066
Foreign tax rate difference	(3,275)	(78)	(182)
Other (including permanent differences)	2,793	198	(89)

	$5,780	$5,566	$9,722

8. RESERVE FOR DOUBTFUL ACCOUNTS
The changes in the reserve for doubtful accounts are summarized below:

	Balance at	Charges to /		Balance
	Beginning of	(Reductions in)	Other	at End of
	Year	Expense	Deductions	Year
Fiscal year ended:
July 31, 2010	$1,801	$(347)	$(406)	$1,048
July 31, 2009	915	1,487	(601)	1,801
9. STOCK OPTION PLAN
On September 19, 2007, the Company’s Board of Directors approved the 2008 Equity Compensation Plan (the “Equity Plan”), to replace the 1996 Stock Option Plan and reserved a total of 1,200,000 shares for issuance under the Equity Plan, inclusive of 339,579 shares remaining available for issuance under the Company’s 1996 Stock Option Plan (the “Stock Option Plan”) and being transferred to the Equity Plan. On January 8, 2008, the Equity Plan was approved by the Company’s shareholders. The Equity Plan provides for the granting of incentive stock options and non-qualified stock options and restricted stock. Awards under the Equity Plan may also take the form of stock appreciation rights or performance units. Subject to certain restrictions that are set forth in the plan, the Compensation Committee will have complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination, cancellation and forfeiture provisions. The exercise price of all options granted under the Equity Plan may not be less than the fair market value of the underlying common stock on the date of grant. Generally, the options and restricted stock grants vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire ten years from the date of grant. Performance units and performance based options vest at the end of the performance period, generally three years.

Stock option activity during the year ended July 31, 2010, is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Number of shares under option:
Outstanding at beginning of year	647,645	$22.22
Granted	65,656	18.48
Exercised	(9,800)	15.48
Forfeited	(152,737)	23.33

Outstanding at end of year	550,764	21.60

Exercisable at end of year	299,382	19.24

Nonvested stock option activity during the year ended July 31, 2010, is as follows:

		Weighted Avg.
	Number of	Grant Date Fair
	Shares	Value
Number of nonvested shares:
Nonvested at beginning of year	373,645	$11.78
Granted	50,656	9.14
Vested	(101,029)	11.30
Forfeited	(71,890)	12.33

Nonvested at end of year	251,382	11.19

The following table summarizes information about stock options outstanding at July 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise Prices	Shares	Rem. Life (Yrs)	Exercise Price	Shares	Rem. Life (Yrs)	Exercise Price
$2.30 - 19.97	227,256	6.18	$15.37	155,100	5.10	$14.12
$20.40 - 29.22	323,508	7.24	25.98	144,282	6.87	24.76

	550,764	6.80	$21.60	299,382	5.95	$19.24

At July 31, 2010, the aggregate intrinsic value (i.e., the difference in market price of $13.46 and the exercise price to be paid by the optionee) of stock options outstanding was $0.2 million. The aggregate intrinsic value of exercisable stock options at that date was $0.2 million.
At July 31, 2010, the total future compensation cost related to non-vested stock options not yet recognized in the statement of income was $2.8 million and the weighted average period over which these awards are expected to be recognized was 1.2 years. Of that total, $1,346, $1,024, $377, and $96, will be recognized in 2011, 2012, 2013, and 2014 respectively.

The following table summarizes information about options granted, options exercised and options becoming exercisable during the years shown:

	Years ended July 31,
	2010	2009	2008
Weighted average grant date fair value for options granted	$9.14	$10.12	$14.80

Total Intrinsic value of shares underlying options:
Options exercised	$0.2 million	$0.1 million	$2.1 million
Options becoming exercisable	$0.0 million	$0.0 million	$0.8 million
10. REPURCHASE OF EQUITY SECURITIES
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
11. EMPLOYEES’ DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution 401K plan (the “Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Plan allows employees to invest up to $16,500 per year, and employees over the age of 50 may make an additional contribution of $5,500 per year. The Company may make discretionary contributions to the Plan as determined by the Company’s Board of Directors. The Company made 401K matched contributions of $276, $294, and $295 for 2010, 2009, and 2008, respectively.

12. GEOGRAPHIC AREA INFORMATION
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
The following table summarizes selected financial information for the United States and Canada for the years ended July 31, 2010, 2009 and 2008:

	United
	States	Canada	Total
2010
Sales	$252,143	$154,305	$406,448
Operating income	5,797	10,528	16,325
Identifiable assets	98,783	51,483	150,266
Goodwill	36,112	11,946	48,058
Capital expenditures	2,269	1,014	3,283
Depreciation and amortization	3,490	750	4,240
Amortization of deferred bank financing fees	5	—	5

2009
Sales	$257,623	$144,486	$402,109
Operating income	7,834	6,248	14,082
Identifiable assets	91,522	37,977	129,499
Goodwill	36,111	11,385	47,496
Capital expenditures	5,836	417	6,253
Depreciation and amortization	120	3,320	3,440
Amortization of deferred bank financing fees	2	—	2

2008
Sales	$280,583	$175,193	$455,776
Operating income	12,855	12,366	25,221
Identifiable assets	100,397	38,227	138,624
Goodwill	36,111	11,998	48,109
Capital expenditures	1,981	864	2,845
Depreciation and amortization	2,370	455	2,825
Amortization of deferred bank financing fees	10	—	10

13. QUARTERLY DATA (Unaudited)
Summarized quarterly financial data for 2010 and 2009 is as follows (in thousands except per share amounts and business days):

	Quarter Ended
	October 31,		January 31,		April 30,	July 31,
2010
Sales	$99,447		$98,436		$104,041	$104,524
Operating income	4,640		3,405	(3)	4,135	4,146
Net income	3,026		2,215		2,624	2,789

Net income per share:
Basic	0.31		0.23		0.27	0.29
Assuming dilution	0.31		0.23		0.27	0.29

Average shares outstanding	9,725		9,732		9,734	9,753

Number of business days	63		61		64	63

2009
Sales	$115,452		$97,557		$92,234	$96,867
Operating income	5,547	(1)	3,173		2,704	2,659	(2)
Net income	3,045		2,304		1,635	1,766

Net income per share:
Basic	0.31		0.24		0.17	0.18
Assuming dilution	0.30		0.24		0.17	0.18

Average shares outstanding	9,948		9,747		9,711	9,722

Number of business days	64		60		63	64

(1)	Includes one-time special payment to former CEO of $1.5 million.

(2)	Includes a restructuring charge of $1.1 million.

(3)	Includes a restructuring charge of $0.3 million.

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1(2)	—	Restated Certificate of Incorporation of Dynamex Inc.

3.2(1)	—	Bylaws, as amended, of Dynamex Inc.

10.1(4)	—	Dynamex Inc. Employment Agreement dated November 1, 2008 to James L. Welch.

10.1(13)	—	Dynamex Inc. Employment Agreement dated May 13, 2010 to Maynard F. Sharka

10.3(11)	—	Dynamex Inc. 2008 Equity Compensation Plan

10.14(5)	—	Credit Agreement by and among the Company and Bank of America N.A., as administrative agent for the lenders therein, dated March 2, 2004.

10.14(6)	—	First Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14(7)	—	Second Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated November 10, 2005.

10.14(7)	—	Third Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated December 23, 2005 (but effective as of October 31, 2005).

10.14(8)	—	Fourth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated April 22, 2005.

10.14(9)	—	Fifth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated October 5, 2006.

10.14(10)	—	Sixth Amendment to the $30,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated July 31, 2007.

10.14(11)	—	Seventh Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated September 17, 2008.

10.14(12)	—	Eight Amendment to the $40,000,000 Revolving Credit Facility by and among the Company and Bank of America, N.A., as administrative agent and a lender, dated January 26, 2009.

11.1	—	Statement regarding computation of earnings (loss) per share. All information required by Exhibit 11.1 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128

21.1(8)	—	Subsidiaries of the Registrant.

23.1(1)	—	Consent of BDO USA, LLP.

31.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

31.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

32.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-05293), and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference.

E-1

(4)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004, and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2009, and incorporated herein by reference.

(13)	Filed on Form 8-K May 19, 2010, and incorporated herein by reference.

E-2