Form 10-K/A
period 2010-07-31
DYNAMEX INC
filed 2010-11-18
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21057
DYNAMEX INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-0712225 (I.R.S. Employer Identification No.)

5429 LBJ Freeway, Suite 1000, Dallas, Texas (Address of principal executive offices)	75240 (Zip Code)
Registrant’s telephone number, including area code: (214) 560-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Global Select Market
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company filer ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A amends the Dynamex Inc. (the “Company” and “Dynamex”) Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with Securities and Exchange Commission (“SEC”) on September 22, 2010 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not be filing our definitive proxy statement within 120 days after the end of our fiscal year ended July 31, 2010. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.
          Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

i

ii

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     A brief description of each director and executive officer of the Company is provided below. All officers serve at the discretion of the Board of Directors.
     Directors
     The Board of Directors consists of seven members: Richard K. McClelland, Brian J. Hughes, Wayne Kern, Craig R. Lentzsch, Stephen P. Smiley, Bruce E. Ranck and James L. Welch.
     Richard K. McClelland, 59, has served as a director of the Company since May 1995. Mr. McClelland relinquished the titles of President and Chief Executive Officer on November 1, 2008. Mr. McClelland became the President, Chief Executive Officer and a director of the Company in May 1995 upon the closing of the Company’s acquisition of Dynamex Express (the ground courier division of Air Canada), where he also served as President since 1988. He was elected as Chairman of the Board of the Company in February 1996. Prior to joining Dynamex Express in 1986, Mr. McClelland held a number of advisory and management positions with the Irving Group, Purolator Courier Ltd., where he was engaged in the domestic and international same-day air, overnight air, and trucking businesses.
     Brian J. Hughes, 49, has served as a director of the Company since May 1995. Mr. Hughes is Sr. Vice President — Investments of GuideOne Insurance Group and has been with GuideOne since September 1992. From 1986 to 1992, Mr. Hughes served as Assistant Vice President — Investments at Boatmen’s National Bank. Mr. Hughes also serves on the boards of several not-for-profit organizations.
     Wayne Kern, 78, has served as a director and Secretary of the Company since February 1996. Mr. Kern served as Senior Vice President and Secretary of Heritage Media Corporation from 1987 through 1997. From 1991 to 1995, Mr. Kern also served as Executive Vice President of Crown Media, Inc. From 1979 to 1991, Mr. Kern served as the Executive or Senior Vice President, General Counsel and Secretary of Heritage Communications, Inc. Mr. Kern also currently serves as a director and secretary of Da-Lite Screen Company.
     Craig R. Lentzsch, 62, has served as a director of the Company since June 2008. Mr. Lentzsch most recently served as President and Chief Executive Officer of Coach American Holdings, Inc., a private equity sponsored transportation company, from 2003 to 2007. He also served as President and Chief Executive Officer of Greyhound Lines, Inc., from 1994 to 2003. Prior to that, Mr. Lentzsch served as Executive Vice President and Chief Financial Officer of Motor Coach Industries International, Inc. Mr. Lentzsch has also held executive positions with Continental Asset Services, Inc., BusLease, Inc., and Holiday Inns Transportation Group. Mr. Lentzsch also serves on the boards of several not-for-profit organizations and previously served on the boards of Hastings Entertainment, Inc., Enginetech, Inc and Storehouse, Inc.
     Stephen P. Smiley, 61, has served as a director of the Company since 1993 and was a Vice President of the Company from December 1995 through February 1996. Mr. Smiley is currently Managing Partner of Madison Lane Partners, LLC, a personal holding company. Mr. Smiley had previously served as Executive Vice President and then President of Hunt Private Equity Group, Inc. (a private investment company) from February 1996 until his retirement in September 2010. Mr. Smiley was President of Hoak Capital Corporation from 1991 through February 1996. Mr. Smiley serves on the Board of Petrohawk Energy Corporation, Inc. (NYSE:HK) as well as several privately held companies and charitable organizations.
     Bruce E. Ranck, 61, has served as a director of the Company since March 2002. Mr. Ranck is a partner in Bayou City Partners, a venture capital firm. Mr. Ranck was Chairman and CEO of Tartan Textile Services, Inc. from August 1, 2003 until April 1, 2006 at which time the company was sold. From 1970 through 1999, Mr. Ranck held positions of increasing responsibility with Browning-Ferris Industries (“BFI”). In 1990 he was elected to the Board of BFI, and in 1995, became Chief Executive Officer as well as President. Mr. Ranck has served on the Boards of Furon Company, Chase Bank of Texas and SITA, the largest non-North American waste services company in the world. He currently serves on the Board of Quanta Services Inc. (PWR-NYSE), a large specialty construction company serving the energy and telecommunications industries as well as several privately held companies and charitable organizations.

     James L. Welch, 56, was elected President, Chief Executive Officer and a director of the Company in November 2008. Mr. Welch was a consultant serving as interim CEO of JHT Holdings, Inc. from 2007 to 2008. Prior to that, he served as President and Chief Executive Officer of Yellow Transportation, Inc. from 2000 to 2007. From 1978 to 2000, he held various positions of increasing responsibility with Yellow Transportation in sales, operations and general management. Mr. Welch is also a member of the Board of Directors of SkyWest, Inc. (NASDAQ: SKYW), Roadrunner Transportation Systems, Inc. (NASDAQ: RRTS) and Spirit AeroSystems Holdings, Inc. (NYSE: SPR).
Experience, Qualifications, Attributes and Skills of Directors
          Each director nominee possesses the following experience, qualifications, attributes and skills, in addition to those reflected above, as these are required of all members of the Board of Directors of the Company:
•	The highest level of personal and professional ethics, integrity and values;

•	An inquiring and independent mind;

•	Practical wisdom and mature judgment;

•	Broad training and experience at the policy-making level in business, finance and accounting, government, education or technology;

•	Expertise that is useful to the Company and complementary to the background and experience of other members of the Board of Directors, so that an optimal balance of members of the Board of Directors can be achieved and maintained;

•	Willingness to devote the required time to carrying out the duties and responsibilities of Board membership;

•	Commitment to serve on the Board of Directors for several years to develop knowledge about the Company’s business;

•	Willingness to represent the best interests of all stockholders and objectively appraise management performance; and

•	Involvement only in activities or interests that do not conflict with the director’s responsibilities to the Company and its stockholders.
          In addition, the Board of Directors believes that it is desirable that the following experience, qualifications, attributes and skills be possessed by one or more of the members of the Board of Directors because of their particular relevance to the Company’s business and structure.
          Transportation Industry Experience: Each member of the Board of Directors possesses transportation industry experience by virtue of his service on the Board of Directors. We regard this tenure as a positive attribute, as it greatly increases the director’s understanding of the Company’s operations and its management. Certain of the members of the Board of Directors have extensive additional transportation industry experience and knowledge as discussed above in their brief description.
          Financial Expertise: We believe that an understanding of finance and financial reporting and internal auditing processes is beneficial for our directors, given our use of financial targets as measures of our success and the importance of accurate financial reporting and robust internal auditing. Each nominee has a considerable degree of financial literacy.
Executive Officers
          A brief description of each executive officer of the Company other than Mr. Welch, President, CEO and director of the Company, is provided below.

          Ray E. Schmitz, 64, was elected Executive Vice President and Chief Financial Officer in July 2009. Mr. Schmitz also served as Vice President and Chief Financial Officer from March 2002 to July 2009. Mr. Schmitz joined the Company and was elected Vice President — Controller in January 1999. Prior to joining the Company, Mr. Schmitz was Vice President — Controller of EEX Corporation from 1997 to 1999. Previous to that, he was Assistant Controller of ENSERCH Corporation and Controller of Enserch Exploration, Inc., a subsidiary of ENSERCH Corporation and predecessor to EEX Corporation, from 1984 to 1996.
          Maynard K. Skarka, 59, Mr. Skarka was appointed Vice President and Chief Operating Officer in May 2010. Mr. Skarka was previously Founder and President of MFS Consulting Group from April 2009 to May 2010. Prior to founding MFS Consulting Group, Mr. Skarka was President and Chief Operating Officer with Yellow Transportation. Mr. Skarka was with Yellow Transportation over 27 years where he had assumed roles of increasing responsibility in the areas of operations and sales.
          Jason W. Bergman, 38. Mr. Bergman was appointed Vice President, U.S. Sales in July 2009. Mr. Bergman most recently served as Vice President, North American Sales for DB Schenker (formerly Bax Global, Inc.) since 2007 where he led a team of global account managers. From 1995 to 2007, he held various positions of increasing responsibility in sales with Bax Global, Inc.
          Gilbert Jones, 49, was elected Vice President, Controller in July 2009 and served as Corporate Controller from June 2008 to July 2009. Mr. Jones joined Dynamex in November 2006 as Assistant Controller. He is a Certified Public Accountant. Before joining the Company, Mr. Jones was Controller for Abengoa Bioenergy Corp., an ethanol manufacturer and the US subsidiary of Abengoa S.A., publicly registered in Spain, from 2004 to 2006.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under the securities laws of the United States, the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock, are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all such reports.
     To the Company’s knowledge, based solely on its review of the copies of such reports and amendments thereto furnished to the Company, the Company believes that during the Company’s fiscal year ended July 31, 2010, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and ten percent stockholders were met on a timely basis.
Code of Ethics
     The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including the principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Copies of the code of ethics may be obtained free of charge from the Investor Relations page of the Company’s website at www.dynamex.com. The Company has amendments to, or waivers of, the code of ethics posted on the Company’s internet website at the above internet address.
Committees of the Board of Directors
     The Board of Directors has established five committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an Executive Committee and a Special Committee. Each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee has two or more members who serve at the discretion of the Board of Directors. Each of these committees has a written charter approved by the Board of Directors. A copy of each such charter can be found under the “Investor Relations” section of our website at www.dynamex.com. The members of the committees are identified in the following table:

Audit Committee
     The Audit Committee hires and replaces independent auditors as appropriate, evaluates the performance of, independence of and the non-audit services provided by independent auditors, evaluates the quality of the Company’s accounting principles and financial reporting and makes recommendations with respect to those matters to the Board of Directors. The Audit Committee consists of all five outside directors, Messrs. Hughes, Kern, Lentzsch, Smiley and Ranck. The Audit Committee met five times during FY 2010. The Board of Directors has determined that Mr. Lentzsch is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Mr. Lentzsch and each of the other members of the Audit Committee are an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.
Compensation Committee
     The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to compensation of executive officers, other compensation matters and awards under the Company’s equity compensation plan. The Compensation Committee consisted of three members, Messrs. Ranck, Hughes and Smiley (none of whom is an officer or employee of the Company). The Compensation Committee met seven times during FY 2010.
Executive Committee
     The Executive Committee exercises all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company, except as otherwise reserved in the Company Bylaws or designated by resolution of the Board of Directors for action by the full board or another committee thereof. The Executive Committee consisted of three members, Messrs. McClelland, Welch and Smiley during FY 2010. There were no meetings held by the Executive Committee during FY 2010.
Nominating and Corporate Governance Committee
     The Nominating and Corporate Governance Committee is responsible for recommending to the full Board of Directors candidates for election to the Board of Directors, recommending members of and Chairperson for each Board committee, periodic reviews and assessments of the Company’s Corporate Governance Principles and the Company’s Code of Business Ethics and Conduct, overseeing the annual self-evaluation of the performance of the Board of Directors and making recommendations on those matters to the Board of Directors. The Nominating and Corporate Governance Committee did not meet during FY 2010. The Committee consists of three members, Messrs. Kern, Smiley and Hughes, each of whom is an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.
     Any stockholder of the Company may recommend one or more candidates to be considered by the Nominating and Corporate Governance Committee as a potential nominee or nominees for election as director of the Company at the annual meeting of stockholders in accordance with Delaware corporate law. Any such recommendations received by the Secretary will be presented to the Nominating and Corporate Governance Committee for consideration. All candidates (whether identified internally or by a stockholder) are evaluated based upon the criteria described in “Experience, Qualifications, Attributes and Skills of Directors” above, and the most qualified and appropriate candidate are then recommended by the Nominating and Corporate Governance Committee and approved by the members of the Board of Directors.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview and Philosophy of Compensation
          The Compensation Committee has the responsibility to review, recommend, and approve all executive officer compensation arrangements. The Compensation Committee has the specific responsibility to (i) review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer (“CEO”), (ii) evaluate the performance of our CEO in light of those goals and objectives, and (iii) determine and approve the compensation level of our CEO based upon that evaluation. The Compensation Committee also has the responsibility to annually review the compensation of our other executive officers and to determine whether such compensation is reasonable under existing facts and circumstances. In making such determinations, the Compensation Committee seeks to ensure that the compensation of our executive officers aligns the executives’ interests with the interests of our stockholders. The Compensation Committee must also review and approve all forms of incentive compensation, including stock option grants, restricted stock grants, and other forms of incentive compensation granted to our executive officers. The Compensation Committee takes into account the recommendations of our CEO in reviewing and approving the overall compensation of the other executive officers.
          We believe that the quality, skills, and dedication of our executive officers are critical factors affecting our long-term value and success. Thus, one of our primary executive compensation goals is to attract, motivate, and retain qualified executive officers. We seek to accomplish this goal by rewarding past performance, incentivizing future performance and aligning our executive officers’ long-term interests with those of our stockholders. Our executive compensation program is specifically designed to reward our executive officers for individual performance, years of experience, contributions to our financial success and creation of stockholder value. Our compensation philosophy is to provide overall compensation levels that (i) attract and retain talented executives and motivate those executives to achieve superior results, (ii) align executives’ interests with our corporate strategies, our business objectives and the long-term interests of our stockholders and (iii) enhance executives’ incentives to increase our stock price and maximize stockholder value. Our primary strategy for building senior management depth has been to develop personnel from within our company recognizing, however, that we may gain talent and new perspectives from external sources. Accordingly, in many instances we build our compensation elements around long-term retention and development together with annual rewards based on specific focus areas.
          Our philosophy is to closely align the compensation paid to our executives with the performance of the Company on both a short-term and long-term basis and set aggressive performance goals that support the Company’s core long-term financial goals of:
•	growing sales by 7% per year;

•	increasing earnings per share by 13% per year;

•	improving cash flow and EBITDA; and

•	increasing returns, such as return on committed capital.
          The Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management or employees to assume excessive risks that would be reasonably likely to have a material adverse impact on the Company.
          The CEO and other executive officers are not motivated to take excessive risks, since their base salaries are consistent with their responsibilities, and annual incentive compensation is tied to sales and net income targets that are appropriately set so that they can be earned without taking on undue risk. Moreover, executives’ compensation is appropriately weighted with long-term incentives. The vesting schedules of stock options and other long-term equity incentive awards align our executive’s incentives with the creation of stockholder value over the long-term. This philosophy mitigates the potential to reward risk-taking that may produce short-term results that appear in isolation to be favorable but that may undermine the successful execution of the Company’s long-term business strategy.
     The Compensation Committee engaged the firm of Pearl Meyer & Partners (PM&P), to conduct a review of the overall compensation for our executive officers in calendar year 2010. The scope of the engagement was as follows:
1.	Compare the Company’s executive compensation to proxy and survey data for the following pay components:
•	base salary;

•	annual incentive plan amounts, measures, targets and ranges;

•	total Cash compensation; and

•	long-term incentives and total direct compensation.
2.	Examined long-term incentive trends and summarize market norms, including the following:
•	a peer group share allocation and dilution analysis;

•	a review of peer company long-term incentive usage and general market trends; and

•	an overall summary of market normal long-term incentive levels.
3.	Compile summaries for the following:
•	executive benefits and perquisites; and

•	severance and change of control provisions.
     The peer group data was developed with the intent of reviewing compensation data from companies from which the Company would potentially recruit executive talent. The peer group data was compiled using the benchmarking peer group companies’ proxy statements for the then most recently completed fiscal year. The criteria used to select the peer group of companies (“Peer Group”), were as follows:
1.	companies within the same industry and/or recruiting market for executive talent and/or may be tracked similarly by analysts;

2.	companies within a comparable revenue range; and

3.	comparable companies in terms of complexity and business risk.
     The Peer Group that the Compensation Committee believes to be comparable to the Company are as follows:
•	Celadon Group Inc.

•	Covenant Transport Inc.

•	Expeditors International of Washington, Inc.

•	Express-1 Expedited Solutions Inc.

•	Forward Air Corp.

•	Frozen Food Express Industries Inc.

•	Hub Group Inc.

•	Knight Transportation Inc.

•	Marten Transport Ltd.

•	P.A.M. Transportation Services

•	Patriot Transportation Holding Inc

•	Quality Distribution Inc.

•	Saia Inc.

•	Universal Truckload Services Inc

•	USA Truck Inc.

•	UTI Worldwide Inc.
          The Company is near the 25th percentile in terms of revenue size as compared to the Peer Group. The Compensation Committee targets the median base salary level (50th percentile) of the Peer Group for the base salaries of our executive officers. The Committee has strategically decided to set base salaries at a competitive level, but not the highest in the Peer Group.

          In addition to the reliance on Peer Group proxy data, PM&P used survey sources used in the compensation analysis, which included — William M. Mercer, Watson Wyatt, Towers Perrin and other proprietary general executive compensation databases.
          The Compensation Committee considered the findings of PM&P to set executive compensation. The Compensation Committee also uses publicly filed data from other similarly sized companies in the local market as well as information obtained from service on other Boards of Directors for an overall market check for executive pay.
Elements of Compensation
          Our executive compensation program generally consists of the following five elements:
•	base salary;

•	performance-based annual cash bonus determined primarily by reference to objective financial and operating criteria;

•	long-term equity incentives in the form of stock-based awards or grants;

•	specified perquisites; and

•	employee benefits that are generally available to all of our employees.
          The Compensation Committee has the responsibility to make and approve changes in the total compensation of our executive officers, including the mix of compensation elements. In making decisions regarding an executive’s total compensation, the Compensation Committee considers whether the total compensation is (i) fair and reasonable, (ii) internally appropriate based upon our culture and the compensation of our other employees and (iii) within a reasonable range of the compensation of similarly situated executives in our Peer Group. The Compensation Committee also bases its decisions regarding compensation upon its assessment of the executive’s leadership, individual performance, years of experience, skill set, level of commitment and responsibility required in the position, contributions to our financial success, creation of stockholder value and current and past compensation. In determining the mix of compensation elements, the Compensation Committee considers the effect of each element in relation to total compensation. The Compensation Committee specifically considers whether each particular element provides an appropriate incentive and reward for performance that sustains and enhances long-term stockholder value. In determining whether to increase or decrease an element of compensation, the Compensation Committee’s judgment concerning the contributions of each executive and, with respect to executives other than the CEO, considers the recommendations of the CEO.
          Regarding the CEO’s compensation, the Committee meets to determine the amount, form and terms of such compensation to recommend for approval from the Board of Directors. For all other executive officer compensation decisions, the CEO provides recommendations and may be present for the decisions and related discussions but may not vote.
          The following is a discussion of each element of our executive compensation program, including (i) why we choose to pay each element, (ii) how we determine the specific amount to pay for each element and (iii) how each element, and our decisions regarding each element, fit into our overall compensation objectives and affect decisions regarding other elements. We also discuss the specific decisions we made with respect to the compensation of our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for the fiscal year ended July 31, 2010 (collectively, the “Named Executive Officers”).
Base Salary
          We set base salaries at levels that reward executive officers for ongoing performance and enable us to attract and retain highly qualified executives. Base pay is a critical element of our executive compensation program because it provides our executive officers financial stability. Such stability allows our executives to focus their attention and efforts on creating stockholder value and on our other business objectives. In determining base salaries, we consider an executive’s qualifications and experience, including, but not limited to, the executive’s industry knowledge and the quality and effectiveness of the executive’s leadership, scope of responsibilities, past performance and future potential of providing value to our stockholders. Although we do not believe it is appropriate to establish compensation levels based solely on benchmarking, we consider base salaries of executives having similar qualifications and holding comparable positions in companies similarly situated to ours. We set our base salaries at a level that allows us to pay a portion of an executive officer’s total compensation in the form of perquisites, cash bonuses and long-term incentives. We believe that such a mix of compensation helps incentivize our executives to maximize stockholder value. We consider adjustments to base salaries annually to reflect the foregoing factors but do not apply specific weighting to such factors. The Compensation Committee approved the following salary adjustments during the fiscal year.
          Base Salary of Our Chief Executive Officer. Mr. Welch joined the Company and was elected President, Chief Executive Officer and a director of the Company in November 2008 at a base salary of $525,000. The Compensation Committee reviewed Mr. Welch’s performance since joining the Company and approved an increase of $25,000 or a 4.8% increase to his base salary effective November 1, 2009.
          Base Salary of Our Other Named Executive Officers. The Compensation Committee approved a 10.0% merit increase for Gilbert Jones, Vice President, Corporate Controller, in recognition of the additional responsibilities he assumed from the closure of the Canadian administrative office. In addition, effective August 9, 2010, the Compensation Committee approved a 20.0% base salary increase for Maynard Skarka, our Chief Operating Officer increasing his base salary to approximately the 25th percentile of the Peer Group proxy and compensation survey data.
Annual Incentive Compensation
          Performance Based Annual Cash Bonus Program. The annual cash incentive component of our executive compensation program represents a variable portion of the total compensation opportunity that motivates and rewards executives to achieve short-term corporate objectives. The Company’s annual cash incentive plan is structured to provide cash incentives to key employees and is based on the achievement of key corporate, business unit and individual objectives for the fiscal year. The Compensation Committee approved the weighting of the performance measures for the Named Executive Officers for FY 2010 as follows:

		Consolidated			Area of Responsibilty
Named Executive Officer	Principal Position	Sales Growth	NOI	Net Income	Sales Growth	NOI

James L. Welch	President & CEO	40%		60%
Ray E Schmitz	Executive Vice-President & CFO			100%
Maynard Skarka	Vice-President & COO	20%	30%	50%
Jason Bergman	Vice-President U.S. National Sales			50%	35%	15%
Gilbert Jones	Vice President & Corporate Controller			100%
          The financial performance measures for the CEO and the other Named Executive Officers are based on the operating budget approved by the Board of Directors at the beginning of each fiscal year and individual performance objectives approved by the Compensation Committee. The Compensation Committee set the following target bonus percentages for FY 2010 for each of the Named Executive Officers: Mr. Welch’s target bonus was set at 60% of his base pay with a maximum payout of 120%. The target bonus percentages for Mr. Schmitz and Mr. Skarka were set at 50% of base pay with a maximum payout percentage of 75%. The target bonus percentage for Mr. Bergman was set at 45% of his bas pay with a maximum payout of 67.5%. The target bonus for Mr. Jones was set at 25% of base pay with a maximum payout of 37.5%. The target percentages are adjusted up or down based on a range of Company performance between 90% and 110% of the target. The Compensation Committee annually determines bonuses for the program’s participants following the finalization of the annual financial statements.
          In September 2010, the Compensation Committee reviewed the financial results for FY 2010 and determined that the Company met threshold sales and net income performance targets for the year and awarded cash bonuses to the Named Executive Officers employed with the Company as of July 31, 2010. The FY 2010 cash bonuses are disclosed in the Summary Compensation Table listed in this Item 11. The table below illustrates the FY 2010 core sales and net income targets and percentages achieved:

					Percent
Unit Targets	Budget		Actual		Achieved

Total Company (USD $)
Revenue — Core Sales	$398.7	million	$386.6	million	97%
Net Income	$11.2	million	$10.7	million	95%

United States (USD $)
Revenue — Core Sales	$251.7	million	$240.6	million	96%
NOI	$8.8	million	$5.7	million	65%

Canada (CDN $)
Revenue — Core Sales	$158.4	million	$153.0	million	97%
NOI	$10.5	million	$11.1	million	106%
Stock Option and Equity Incentive Programs
          On January 8, 2008, our stockholders approved the Company’s 2008 Equity Compensation Plan. We use such broad-based equity compensation plans to attract, motivate, and retain qualified executive officers by providing them with long-term incentives. We also use such plans to align our executives’ and stockholders’ long-term interests by creating a strong and direct link between executive pay and stockholder return.
          Equity compensation plans allow the Compensation Committee to link compensation to performance over a period of time by granting awards that have multiple-year vesting schedules. Awards with multiple-year vesting schedules, such as stock options, restricted stock and performance units, provide balance to the other elements of our executive compensation program that otherwise link compensation to annual performance. Awards with multiple-year vesting schedules create incentive for executive officers to increase stockholder value over an extended period of time because the value received from such awards is based on the growth of the stock price above the grant price. Such awards also incentivize executives to remain with the Company over an extended period of time. Awards under this plan generally vest over a four-year period. However, the vesting period was reduced to three years effective with FY 2011 awards. Thus, we believe that equity awards are an effective way of aligning the interests of our executive officers with those of our stockholders.
          The Compensation Committee is permitted to grant stock options or award restricted stock, stock appreciation rights and performance units and other types of performance-based equity awards as forms of executive officer compensation. On September 16, 2008, the Board of Directors changed the method of determining grant value from the closing price on the date of grant to the average of the closing prices over the five business day period beginning on the third business day following the date of the grant when made in conjunction with an earnings release and the average of the closing prices over the five business day period following the date of the grant in other circumstances.
          Stock Option Awards. In prior years, the Named Executive Officers and other eligible participants were generally granted stock options on an annual basis. Annual long-term equity incentive awards are generally made shortly after the Company announces financial results for the fiscal year. Additionally, newly hired or promoted executives may receive stock option awards on or soon after their date of hire or promotion, as applicable.
          In establishing individual awards under the plan, the Compensation Committee considers, in addition to market norms, a number of factors including the Company’s past financial performance, individual performance of each executive, the retention goal of such a long-term equity incentive award, the grant date value of any proposed award, the other compensation components for the executive, equity plan compensation dilution, the executive’s stock ownership and option holdings and long-term equity incentive awards to executives holding similar positions.
          Long-Term Incentive Award Program. Pursuant to its authority to grant awards under the Company’s 2008 Equity Compensation Plan, the Compensation Committee established a performance-based long-term incentive program effective August 1, 2008. The purpose of this program is to promote the interests of the Company and its stockholders by rewarding Company executives with incentive compensation based upon the level of achievement of financial, business and other performance objectives established by the Compensation Committee.

          This program is performance-based using overlapping three-year cycles paid annually. The participants are assigned a specific target payout consisting of 40% time-based stock options or restricted shares and 60% “performance units.” Performance units represent a right to receive a certain number of shares of common stock of the Company upon satisfaction of certain performance goals specified by the Compensation Committee. Time-vested stock options and restricted shares vest 25% annually. The target payout for each participant is based upon the market-median for similar positions for the Peer Group.
          The Compensation Committee has selected the following benchmarks for the performance units:
          (i) 50% based upon three-year absolute earnings per share (EPS) growth targets, adjusted to exclude the effects of capital issuance or share buybacks in excess of free cash flow, to determine whether the performance portion of the long-term incentive award is to be made. A participant’s target payout may be adjusted (upward or downward) based upon the Company’s achievement of compounded EPS growth relative to the targeted performance level of 13% with a threshold of 5% and a maximum level of 18%. For each participant, the performance equity multiplier is 25% at 5% EPS growth, 100% at 13% EPS growth with a maximum payout of 200% at 18% EPS growth, and
          (ii) 50% based upon three-year Total Stockholder Return (TSR) relative to the companies within the NASDAQ Transportation Index. The TSR percentile will be determined by dividing the share price of the Company at the end of the performance period minus the share price at the beginning of the performance period by the share price at the beginning of the performance period. A participant’s target payout may be adjusted (upward or downward) based upon the Company’s TSR percentile relative to the targeted performance levels with a threshold of the 25th percentile, a target of median percentile and a maximum level of 75th percentile. For each participant, the performance equity multiplier is 50% at 25th percentile, 100% at median percentile with a maximum payout of 200% at 75th percentile.
          No payout will be made for performance-based awards if the Company’s absolute annual EPS or TSR growth rates for the three-year performance period fall below the respective thresholds.
          Any payout will be made in common stock of the Company, which common stock will be fully vested upon issuance. No participant may receive a payout of more than 100,000 shares of stock in any fiscal year. To be eligible to receive a payout, a participating officer must be employed by the Company at the end of the three-year measurement period.
          All unvested shares and options and all unearned, performance-based shares and options are forfeited at termination except for a change-in-control, as more fully defined in the 2008 Equity Compensation Plan, or by any applicable employment agreement or other governing provision or retirement. All performance based awards become immediately vested upon a change-in-control as defined in the 2008 Equity Compensation Plan. For a grantee who reaches retirement age (defined as 65 years) during the vesting or performance period, the vesting or performance period will be altered, within the Award Document, so that (a) vesting would occur at the Grantee’s 65th birthday or (b) the performance period will be shortened to encompass any whole years prior to age 65. If no whole years remain, restricted stock vesting at the Grantee’s 65th birthday would be granted (at the target award level) in lieu of performance units.
          By implementing this long-term, incentive award program, the Compensation Committee intended to more closely align the interests of the Company’s officers with those of its stockholders. The use of the three-year cycle and maximizing long-term stockholder wealth becomes of paramount importance to the officers of the Company and they will be correspondingly rewarded for the achievement of this objective.
Stock Ownership Guidelines
          The Committee has approved Stock Ownership Guidelines (“Ownership Guidelines”) that apply to executives who receive long-term incentives. The purpose of the guidelines is to further align executives’ interests with stockholders’ through stock ownership.
          The number of shares of the Company’s common stock that an officer needs to acquire to satisfy the Ownership Guidelines is determined by multiplying their current base salary by the applicable multiple of base salary and dividing by the share price. The current Ownership Guidelines are two times base salary for the Chief Executive Officer and Chief Financial Officer and 50% for all other participants.
          The table below describes the ownership guidelines for each current Named Executive Officer and the number of shares owned as of July 31, 2010:

				Percentage of
		Number of Shares	Number of Shares	Guideline
Named Executive Officer	Principal Position	Required (1)	Owned	Attained (1)

James L. Welch	President & CEO	81,724	13,000	16%
Ray E Schmitz	Executive Vice-President & CFO	51,263	13,000	25%
Maynard Skarka	Vice-President & COO	37,147	—	0%
Jason Bergman	Vice-President U.S. National Sales	7,355	—	0%
Gilbert Jones	Vice President & Corporate Controller	5,944	3,000	50%

(1)	Guidelines determined using the executives’ 2010 base salary at July 31, 2010 and the closing share price of $13.46 on July 31, 2010.
Specified Perquisites
          We provide our Named Executive Officers with certain other benefits that we believe are reasonable, competitive and consistent with our overall executive compensation program. We believe that these benefits allow our executives to work more efficiently. The costs of these benefits constitute only a small percentage of each executive’s total compensation. In setting the amount of these benefits, the Compensation Committee considers (i) each executive’s position and scope of responsibilities and (ii) all other elements comprising the executive’s compensation.
          In FY 2010, we provided our Named Executive Officers with additional compensation in the form of (i) Company paid auto allowances for Messrs. Welch, Skarka and Bergman and (ii) Company paid health and dental premiums for Messrs. Welch and Schmitz.
          The Named Executives Officers are eligible to participate in a non-qualified deferred compensation plan. The Company withheld and funded into the plan certain amounts from the earnings of Mr. Bergman and Mr. Jones.
Other Compensation
          Our executives receive employee benefits, which are also received by our other employees, including 401(k) matching contributions, and health, dental and life insurance benefits. We do not provide pension arrangements or post-retirement health coverage for our executives or employees.
Employment Agreements
          The Company previously entered into an employment agreement with James L. Welch, our Chief Executive Officer, that provides for the payment of an annual base salary, $550,000 as of November 1, 2009, participation in an executive bonus plan, an auto allowance of $1,000 per month and participation in other employee benefit plans. The employment agreement continues indefinitely until terminated in accordance with the terms provided in the agreement. If Mr. Welch’s employment is terminated without cause, as defined therein, he will be paid severance equal to his base salary paid during the 12 months immediately preceding his date of termination and his coverage under the Company’s health benefits plan will continue during the severance period.
Retention Agreements
          The Company previously entered into retention agreements with Ray E. Schmitz, our Chief Financial Officer, and several other non-executive employees of the business. Mr. Schmitz’s retention agreement provides for the payment of certain severance amounts if Mr. Schmitz’s employment is terminated without “cause” after a change in control. Under Mr. Schmitz’s agreement, any (i) material diminution of the scope of his duties and responsibilities for the Company, (ii) reduction in his base salary and employee benefits or (iii) required relocation of more than 30 miles, gives Mr. Schmitz the right to terminate his employment with the Company and such termination is deemed to be a termination by the Company without “cause.”

Compensation Committee Interlocks and Insider Participation
     No executive officer of the Company serves as a member of the Compensation Committee or on the Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.
COMPENSATION COMMITTEE REPORT
          We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management as required by Item 402(b) of Regulation S-K. Based on that review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
Compensation Committee:
Bruce E. Ranck, Chairman
Brian Hughes
Stephen P. Smiley

SUMMARY COMPENSATION TABLE
Summary
          The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Chief Executive Officer, the Chief Financial Officer and the other most highly compensated executive officers and other individuals of the Company whose total salary and bonus for the fiscal year ended July 31, 2010 exceeded $100,000:
Summary Compensation Table

							Change in Pension
							Value and
		Annual Compensation		Long-Term Compensation		Non-Equity	Nonqualified	All Other
				Stock	Option	Incentive Plan	Deferred	Compen-	Total
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	sation	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($) (3)	($)	Earnings ($)	($)	$	Notes

James L. Welch	2010	543,269	280,415	620,530	301,670	—	—	32,125	1,778,009	(4)
President and Chief	2009	392,429	—	664,930	227,504	—	—	19,346	1,304,208
Executive Officer	2008	—	—	—	—	—	—	—	—

Ray E. Schmitz	2010	345,000	128,513	264,441	128,558	—	—	15,563	882,075	(5)
Vice President —	2009	349,615	—	135,004	83,811	—	—	16,747	585,177
Chief Financial Officer	2008	296,154	146,326	56,004	301,353	—	—	17,430	817,266

Maynard K. Skarka	2010	51,923	14,053	—	—	—	—	1,846	67,822	(6)
Vice President —	2009	—	—	—	—	—	—	—	—
Chief Operations Officer	2008	—	—	—	—	—	—	—	—

Jason W. Bergman	2010	194,192	95,114	—	—	—	(77)	9,330	298,559	(7)
Vice President —	2009	—	—	—	—	—	—	—	—
National Sales U.S.	2008	—	—	—	—	—	—	—	—

Gilbert Jones	2010	157,865	29,441	58,243	28,315	—	3,052	2,367	279,284	(8)
Vice President —	2009	150,577	7,250	32,988	20,486	—	—	2,200	213,501
Corporate Controller	2008	122,953	25,165	—	75,338	—	—	1,843	225,299

Catherine J. Taylor	2010	66,660	—	—	—	—	—	273,755	340,415	(9)
President — USA	2009	284,769	—	108,003	67,043	—	—	19,087	478,901
Operations	2008	235,384	118,716	—	226,015	—	—	18,632	598,747

(1)	The bonus awards above were earned based upon the achievement of performance measures approved by the Compensation Committee of the Board of Directors with the following exception: Mr. Bergman was awarded a $20,000 signing bonus upon his commencement of employment.

(2)	The amounts included in this column reflect the aggregate grant date fair value of restricted stock and performance share awards computed in accordance with “stock based compensation” FASB ASC 718 as discussed in footnote 1 of the Company’s financial statements in Part IV of the Company’s Annual Report on Form 10-K and in the caption “Stock Option and Equity Incentive Programs” of this Item 10. The value of the performance share awards are calculated based upon the probable outcome of such conditions at the time of the grant.

(3)	The amounts included in this column reflect the aggregate grant date fair value of option awards computed in accordance with “stock based compensation” FASB ASC 718 as discussed in footnote 1 of the Company’s financial statements in Part IV of the Company’s Annual Report on Form 10-K.

(4)	Mr. Welch received $12,007, $9,000, and $0 in 2010, 2009, and 2008, respectively, as an auto allowance as well as benefits totaling $13,729, $9,740, and $0 in 2010, 2009, and 2008, respectively, for Company paid health and dental insurance premiums. Mr. Welch’s Company-matched 401(k) contributions were $6,388, $606, and $0 in 2010, 2009, and 2008, respectively.

(5)	Mr. Schmitz received benefits totaling $13,729, $12,988, and $12,988 in 2010, 2009, and 2008, respectively, for Company paid health and dental insurance premiums. Mr. Schmitz’s Company-matched 401(k) contributions were $1,834, $3,760, and $4,442 in 2010, 2009, and 2008, respectively.

(6)	Mr. Skarka was appointed Vice President and Chief Operating Officer in May 2010. Mr. Skarka received $1,846, $0, and $0 in 2010, 2009, and 2008, respectively, as an auto allowance.

(7)	Mr. Bergman received $8,400, $0 and $0 in 2010, 2009, and 2008, respectively, as an auto allowance. Mr. Bergman’s Company-matched 401(k) contributions were $920, $0, and $0 in 2010, 2009, and 2008, respectively.

(8)	Mr. Jones’ Company-matched 401(k) contributions were $2,367, $2,200, and $1,843 in 2010, 2009, and 2008, respectively.

(9)	Ms. Taylor received $692, $12,000, and $12,000 in 2010, 2009, and 2008, respectively, as an auto allowance as well as $3,278, $3,101, and $3,101 in 2010, 2009, and 2008, respectively, for Company paid health and dental insurance premiums. Ms. Taylor’s Company-matched 401(k) contributions/(refunds) were $(216), $3,986, and $3,531 in 2010, 2009, and 2008, respectively. Ms. Taylor resigned from the Company effective August 15, 2009 and received $270,000 of severance for the year ended July 31, 2010, which is included in the above other compensation column.
Employment Agreements and Potential Payments Upon Termination or Change-In-Control
          The Company has entered into an employment agreement with Mr. Welch, which provides for the payment of a base salary in the annual amount of $550,000 effective November 1, 2009, participation in an executive bonus plan, an auto allowance of $1,000 per month and participation in other employee benefit plans. Unless terminated earlier, the employment agreement shall continue until November 30, 2009, upon which date such agreement will be automatically extended for successive one-year renewal terms unless notice is given upon the terms provided in such agreement. Additionally, if Mr. Welch’s employment is terminated without cause, he will be paid severance equal to his base salary paid during the 12 months immediately preceding his date of termination and his coverage under the Company’s health plan will continue during the severance period. During the term of the employment agreement and pursuant to such agreement, Mr. Welch shall be a member of the Board of Directors of the Company.
          Mr. Schmitz has a retention agreement with the Company that provides certain benefits in the event his employment is terminated subsequent to a change-in-control of the Company, as defined in the agreement. Mr. Schmitz’s retention agreement provides that if he is terminated without “cause,” or if he elects to terminate his employment under certain circumstances, he shall be entitled to receive: (i) a lump sum payment equal to two times the sum of (a) his annualized base salary as of the date of such termination and (b) an amount equal to the greater of: (x) his target bonus during either of the two years preceding the change in control or (y) his target bonus for the year in which he was terminated; (ii) continued participation in all life, health and disability benefits and programs in which he was a participant immediately prior to such termination of employment, for a period terminating on the earlier of (a) 18 months after the date of such termination and (b) his obtaining full-time employment with a new employer; and (iv) a gross-up payment for the excise taxes imposed under Section 4999 of the Internal Revenue Code, if any, plus any federal, state or local income tax or excise tax amount upon the gross up payment.
          The unvested portions of the stock options, restricted shares and performance units held by our Named Executive Officers and other employees of the Company are forfeited upon a termination of employment, except in connection with a change-in-control, as more fully defined in the 2008 Equity Compensation Plan, or as provided by any applicable employment agreement or other governing provision or retirement. All such unvested equity awards become immediately vested upon a change-in-control as defined in the 2008 Equity Compensation Plan.
          If a change-in-control and/or qualified termination of employment had occurred as of July 31, 2010, the Company estimates that the value of the benefits, based on the closing price of the Company’s common stock on July 31, 2010 of $13.46 per share, under the retention agreements and would have been as follows for the Named Executive Officers:

			Accelerated
	Lump Sum	Continuation	Vesting of
	Severance	of Insurance	Stock
Name	Payment (1)	Benefit	Awards (2)

James L. Welch	550,000	13,729	838,908
Ray E. Schmitz	1,035,000	19,482	278,304
Gilbert Jones	—	—	57,972

(1)	Payment based on FY 2010 salary plus FY 2010 bonus.

(2)	Accelerated vesting of restricted stock and performance units were determined by measuring the fair value of unvested amounts as of July 31, 2010, utilizing the provisions of stock based compensation ASC 718, “Share-based Payments.”
Grants of Plan Based Awards during FY 2010
          The following table sets forth for each Named Executive Officer certain information about grants of plan based awards during FY 2010:

								All	All other
								other	option
								stock	awards:
								awards:	number
								number	of
		Estimated future payouts						of	securities	Exercise	Grant
		under Non-equity incentive			Estimated future payouts under			shares	under-	price of	date fair
			plan awards		equity incentive plan awards			of stock	lying	option	value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	stock and
Name	date	Dollars	Dollars	Dollars	Shares	Shares	Shares	(#)	(#)	($/Sh)	option awards

James L. Welch	11/15/09	—	—	—	43,820	54,316	85,802	—	—	$18.62	$7.80
Ray E. Schmitz	11/15/09	—	—	—	18,675	23,147	36,565	—	—	$18.62	$7.80
Gilbert Jones	11/15/09	—	—	—	4,113	5,098	8,052	—	—	$18.62	$7.80

Outstanding Equity Awards at End of FY 2010
          The following table sets forth for each Named Executive Officer certain information about unexercised stock options to purchase shares of the Company’s common stock and unvested shares of restricted stock held by them at July 31, 2010:

	Option Awards						Stock Awards
									Equity
									Incentive Plan	Equity Incentive
				Equity Incentive					Awards:	Plan Awards:
				Plan Awards:					Number of	Market or
		Number of	Number of	Number of					Unearned	Payout Value of
		Securities	Securities	Securities			Number of	Market Value	Shares, Units	Unearned
	Option or	Underlying	Underlying	Underlying			Shares or	of Shares or	or Other	Shares, Units or
	Restricted	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Units of Stock	Rights That	Other Rights
	Stock Grant	Options (#)	Options (#)	Unearned	Exercise Price	Expiration	That Have Not	That Have Not	Have Not	That Have Not
Name	Date	Exercisable	Unexercisable	Options (#)	($/Sh)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

James L.	11/04/08	—	21,667		$25.01	11/04/18			13,000	174,980
Welch	6/2/2009						16,000	215,360
	11/15/09			20,990	$27.98	11/15/19			33,326	448,568

		—	21,667	20,990			16,000	215,360	46,326	623,548

Ray E.	06/18/02	13,500			$2.30	06/18/12
Schmitz	06/22/04	22,000			$13.99	06/22/14
	10/24/05	9,000	6,000		$16.50	10/24/15
	09/27/06	8,000	12,000		$21.34	09/27/16
	10/24/07	4,000	16,000		$29.22	10/24/17
	09/20/06						348	4,684
	09/17/07						1,301	17,517
	09/26/08			7,982	$27.98	09/26/18			4,825	64,945
	11/15/09			8,945	$18.62	11/15/19			14,202	191,159

		56,500	34,000	16,927			1,649	22,201	19,027	256,103

Gilbert	10/24/07	2,000	3,000		$29.22	10/24/17
Jones	09/26/08			1,951	$27.98	09/26/18			1,179	15,869
	11/15/09			1,970	$18.62	11/15/19			3,128	42,103

		2,000	3,000	3,921			—	—	4,307	57,972

          The stock option awards and the restricted stock awards for FY 2008 and prior fiscal year awards vest at the rate of 20% for each full year the option or stock award is outstanding. FY 2009 stock option and restricted stock awards vest at the rate of 25% per year and performance units vest, if earned, at the end of the three year performance measurement period. The above market values are calculated by multiplying the closing market price of the Company’s stock price as of July 31, 2010 by the number of shares or performance units as of July 31, 2010.
Stock Option Exercises And Stock Awards Vested
          The following table sets forth certain information concerning the values realized upon exercise of options or vesting of restricted stock during the year ended July 31, 2010.
Stock Option Exercises and Stock Awards Vested During Fiscal Year 2010

	Stock Option Exercises		Stock Awards Vested
Number of
	Shares	Value	Number of	Value
	Acquired	Realized	Shares	Realized
	on	on	Acquired	on
	Exercise	Exercise	on Vesting	Vesting
Name	(#)	($)	(#)	($)

James L. Welch	—	—	4,000	64,240
Ray E. Schmitz	—	—	608	10,181

Nonqualified Deferred Compensation
          The following table sets forth the nonqualified deferred compensation amounts withheld from certain Named Executive Officers and paid by the Company into the plan for the account of the officer during 2010, the earnings or losses thereon and the accumulated account balances at July 31, 2010.

			Aggregate	Aggregate	Aggregate
	Executive	Registrant	Earnings/	Withdrawals/	Balance
	Contributions in	Contributions in	(losses) in	Distributions	at July
	2010	2010	2010	in 2010	31, 2010
Name	($)	($)	($)	($)	($)

Jason W. Bergman	5,557	—	(77)	—	5,480
Gilbert Jones	11,010	—	3,052	—	38,983
Director Compensation
     The following director compensation table sets forth the total annual compensation paid or accrued by the Company during FY 2010 to or for the account of each member of the Board of Directors of the Company during such year, except for Mr. Richard K. McClelland and Mr. James L. Welch, who receive no compensation in their capacity as board members:
Director Compensation Table

				Non-equity	Nonqualified
	Fees Earned			Incentive	deferred
	or Paid in		Option	Plan	compensation	All other	Total
	Cash	Stock Awards	Awards	Compensation	earnings	compensation	Compensation
Name	($)	($)	($) (1)	($)	($)	($)	($)
Brian J. Hughes	30,500	—	28,303	—	—	—	58,803
Wayne Kern (2)	30,500	—	28,303	—	—	—	58,803
Craig R. Lentzsch	40,000	—	28,303	—	—	—	68,303
Bruce E. Ranck	32,000	—	28,303	—	—	—	60,303
Stephen P. Smiley	42,500	—	28,303	—	—	—	70,803

	175,500	—	141,515	—	—	—	317,015

(1)	Option Awards to directors vest immediately; accordingly, the amount shown is equal to the amount of the grant date fair value on the date of issuance. See Note 1 “Stock-based compensation” and Note 10 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the weighted-average assumptions used for grants for the three years ended July 31, 2010.

(2)	Mr. Kern does not receive additional compensation to serve as the Company’s Corporate Secretary.
Discussion of Director Compensation
     Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives an annual fee of $12,500 as compensation for his or her services as a member of the Board of Directors. Non-employee directors receive an additional fee of $1,000 for each meeting of the Board of Directors attended in person by such director and $500 for each telephonic meeting in which such director participates. Non-employee directors who serve on a committee of the Board of Directors receive $1,000 for each committee meeting attended in person and $500 for each telephonic committee meeting in which such director participates. The Chairman of each committee receives $2,000 per annum paid quarterly, regardless of how many meetings attended. On the date upon which a non-employee director is first elected or appointed a member of the Board of Directors, they receive a grant of a non-qualified stock option to purchase 3,000 shares of common stock. Non-employee directors subsequently re-elected at any annual meeting of stockholders receive, as of the date of such annual meeting, the grant of a non-qualified stock option to purchase 3,000 shares of common stock. Options granted to non-employee directors are immediately exercisable. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacities as directors of the Company.
     Effective August 1, 2010, the Board of Directors approved the following changes to director compensation: (i) annual directors’ fees were increased to $25,000 per annum, paid quarterly, (ii) the fees for in-person meetings of the Board of Directors and committees of the Board of Directors were increased to $1,500 per meeting, (iii) the annual fees to serve as Chairman of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were increased to $10,000, $7,500 and $5,000, respectively, and (iv) non-employee directors are granted $50,000 of restricted stock when first elected to the Board of Directors and at each subsequent annual meeting of stockholders when they are re-elected. Additionally, the two non-employee directors who serve on the Special Committee of the Board of Directors receive $10,000 monthly until such committee is dissolved by the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth information concerning the shares of common stock that may be issued, upon exercise of options or the grant of restricted stock awards, to all directors and eligible employees, including officers at July 31, 2010.

	Number of		Number of
	securities to be	Weighted-average	securities
	issued upon	exercise	remaining available
	exercise of	price of	for future
	outstanding	outstanding	issuance under
	options,	options,	equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	550,764	$21.60	995,436

Equity compensation plans not approved by security holders	—	—	—

Total	550,764	$21.60	995,436

(1)	Includes 47,500 shares reserved for future issuance to non-employee directors.
Beneficial Ownership of Common Stock
     The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of November 16, 2010 for (i) each person known by the Company to own beneficially more than 5% of the common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

	Shares Beneficially Owned
Name of Beneficial Owner	Number (1)	Percent

Directors and executive officers:
Richard K. McClelland	90,723	*
James L. Welch	21,498	*
Ray E. Schmitz	98,243	1.00%
Maynard K. Skarka	—	*
Jason W. Bergman	—	*
Gilbert Jones	7,562	*
Brian J. Hughes	15,000	*
Wayne Kern	43,640	*
Bruce E. Ranck	55,000	*
Stephen P. Smiley	23,160	*
Craig R. Lentzsch	12,000	*

All directors and executive officers as a group	366,827	3.62%

5% shareholders:
FMR LLC(2)
82 Devonshire Street
Bostone, MA 02109	1,458,631	14.95%
Centaurus Capital LP(3)
33 Cavendish Square, 16th Floor,
London, WIG OPW, United Kingdom	963,988	9.88%
FBR Capital Markets Corporation(4)
1001 19th Street North
Arlington, VA 22209	914,315	9.37%
Timothy E. Moriarty(5)
150 Broadway Suite 1915
New York, New York 10038	857,444	8.79%
Blackrock(6)
40 East 52nd Street
New York, NY 10022	711,850	7.30%
Riverbridge(7)
801 Nicollet Mall, Suite 600,
Minneapolis, MN 55402	550,629	5.64%
Luther King Capital Management Corporation(8)
301 Commerce Street, Suite 1600
Fort Worth, Texas 76102	550,482	5.64%

*	Indicates less than 1%.

(1)	Includes shares issuable upon the exercise of stock options outstanding and fully vested on or within 60 days after September 30, 2010, as follows: Mr. McClelland — 77,723; Mr. Welch — 16,998; Mr. Schmitz — 85,243; Mr. Jones 4,562; Mr. Hughes — 15,000; Mr. Kern — 20,000; Mr. Ranck — 25,000; Mr. Smiley — 20,000; and. Mr. Lentzsch — 9,000

(2)	Based on information as of February 12, 2010 as reported on Schedule 13G by FMR LLC.

(3)	Based on notice received from such holder on November 12, 2010.

(4)	Based on information as of October 21, 2010 as reported on Schedule 13D by FBR Capital Markets Corporation.

(5)	Based on information as of August 31, 2010 as reported on Schedule 13D/A by Timothy E. Moriarity.

(6)	Based on information as of December 31, 2009 as reported on Schedule 13G by Blackrock.

(7)	Based on information as of December 31, 2009 as reported on Schedule 13G by Riverbridge.

(8)	Based on information as of October 4, 2010 as reported on Schedule 13D by Luther King Capital Management Corporation.
Changes in Control
     On October 1, 2010, the Company entered into an Agreement and Plan of Merger, dated as of October 1, 2010 (which agreement, as it may be amended from time to time, being referred to herein as the merger agreement), providing for the acquisition of the Company by DashNow Holding Corp., an entity owned by affiliates of Greenbriar Equity Group LLC. At a special meeting, stockholders will be asked to consider and vote upon a proposal to adopt the merger agreement.
     If the merger contemplated by the merger agreement is completed, stockholders will be entitled to receive $21.25 in cash, without interest, less any applicable withholding taxes, for each share of the Company’s common stock owned by stockholders (unless a stockholder have properly exercised appraisal rights with respect to your shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with related persons, promoters or certain controls persons
     The Company did not have during FY 2010, and there is not currently proposed, any transactions with related persons, promoters or certain controls persons, as such terms are defined in Item 404 of Regulation S-K, promulgated by the SEC.
Director Independence
     The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”). Nasdaq requires that a majority of the directors be “independent directors,” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. Generally, a director does not qualify as an independent director if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board of Directors has affirmatively determined that five of the Company’s seven current directors have no other direct or indirect relationships with the Company and therefore are independent directors on the basis of Nasdaq’s standards and an analysis of all facts specific to each director. The independent directors are Brian J. Hughes, Wayne Kern, Bruce E. Ranck, Stephen P. Smiley and Craig R. Lentzsch.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
     The following is a summary of the fees billed to the Company by BDO USA, LLP, the Company’s principal accountant, for professional services rendered for the fiscal years ended July 31, 2010 and 2009.

	Fiscal 2010	Fiscal 2009
Fee Category	Fees	Fees
Audit Fees	$356,000	$483,067
Audit Related Fees	44,200	28,090

Total Fees	$400,200	$511,157

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the audit of internal controls over financial reporting, the quarterly review of consolidated financial statements included on Form 10-Q and services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include audits of Dynamex Domestic Franchising, Inc. and the employee benefit plan and consultations concerning financial accounting and reporting standards.
     Tax Fees. There were no other non-audit services provided by BDO USA, LLP for the years ended July 31, 2010 and 2009.
     All Other Fees. There were no other non-audit services provided by BDO USA, LLP for the years ended July 31, 2010 and 2009.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Ray E. Schmitz, Executive Vice-President and Chief Financial Officer

Dated: November 18, 2010

INDEX TO EXHIBITS

Exhibit
Number		Description

31.1(1)	—	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

31.2(1)	—	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a — 14(a) Or 17 CFR 240.15d — 14(a)

(1)	Filed herewith.