Form 10-Q
period 2010-10-31
DYNAMEX INC
filed 2010-12-02
CIK 1015483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 30, 2010 was 9,755,883 shares.

DYNAMEX INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
DYNAMEX INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	October 31,	July 31,
	2010	2010
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$24,326	$26,318
Accounts receivable (net of allowance for doubtful accounts of $1,169 and $1,048, respectively)	54,168	47,455
Income taxes receivable	2,799	4,062
Prepaid and other current assets	3,929	4,032
Deferred income taxes	4,029	4,029

Total current assets	89,251	85,896

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $33,708 and $32,780, respectively)	11,332	11,138
GOODWILL	50,711	48,058
INTANGIBLES — net	2,557	2,091
OTHER	2,515	3,083

Total assets	$156,366	$150,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$10,493	$8,248
Independent contractor owner operator settlements	8,821	7,706
Accrued salaries and employee benefits	6,236	6,016
Self-insured accruals	2,180	1,979
Other accrued liabilities	9,183	8,876
Short-term debt — revolver	500	—

Total current liabilities	37,413	32,825

LONG-TERM DEBT	—	—
LEASES – DEFERRED CREDITS	2,277	2,369
DEFERRED INCOME TAX PAYABLE	4,528	4,523
OTHER LONG-TERM LIABILITIES	417	784

Total liabilities	44,635	40,501

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value, 10,000 shares authorized; none outstanding	—	—
Common stock; $0.01 par value, 50,000 shares authorized; 9,756 and 9,753 outstanding, respectively	97	97
Additional paid-in capital	38,124	37,876
Retained earnings	67,699	66,310
Accumulated other comprehensive income
Cumulative translation adjustment	5,811	5,482

Total stockholders’ equity	111,731	109,765

Total liabilities and stockholders’ equity	$156,366	$150,266

See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Operations
(in thousands except per share data)
(Unaudited)

	Three months ended
	October 31,
	2010	2009
Sales	$110,618	$99,447

Operating expenses:
Purchased transportation	72,717	63,450
Salaries and employee benefits	20,436	19,850
Facilities and communication	4,959	4,720
Other	6,626	5,725
Depreciation and amortization	1,087	1,062
Merger related cost	1,811	—

Total operating expenses	107,636	94,807

Operating income	2,982	4,640

Interest expense	43	48
Other income, net	(19)	(12)

Income before income taxes	2,958	4,604

Income taxes	1,569	1,578

Net income	$1,389	$3,026

Basic earnings per common share	$0.14	$0.31

Diluted earnings per common share	$0.14	$0.31

Weighted average shares:
Common shares outstanding	9,754	9,725
Adjusted common shares — assuming exercise of stock options	9,769	9,748
See accompanying notes to the condensed consolidated financial statements.

DYNAMEX INC.
Condensed Statements of Consolidated Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	October 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,389	$3,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,087	1,062
Amortization of deferred bank financing fees	—	4
Provision for doubtful accounts	143	212
Stock option compensation	209	340
Deferred income taxes	—	171
Non-cash (decrease) / increase in rent expense	14	(1)
Gain on disposal of property and equipment	—	(5)
Changes in current operating assets and liabilities net of the effects from business acquisitions
Accounts receivable	(6,594)	(8,083)
Prepaids and other current assets	1,370	1,971
Accounts payable and accrued liabilities	3,572	2,390

Net cash provided by operating activities	1,190	1,087

INVESTING ACTIVITIES
Purchase of property and equipment	(761)	(511)
Acquisitions	(3,720)	(86)
Withdrawal / (purchase) of investments	405	(14)

Net cash used in investing activities	(4,076)	(611)

FINANCING ACTIVITIES
Borrowings on short-term debt — revolver	3,000	—
Payments on short-term debt — revolver	(2,500)	—
Proceeds from stock option exercise	39	71
Other assets and deferred financing fees	241	(291)

Net cash provided by (used in) financing activities	780	(220)

EFFECT OF EXCHANGE RATES ON CASH	114	(259)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,992)	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,318	11,016

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,326	$11,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$38	$5

Cash paid for taxes	$330	$581

See accompanying notes to the consolidated financial statements.

DYNAMEX INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Description of business — Dynamex Inc. and its subsidiaries (the “Company” or “Dynamex”) provide same-day delivery and logistics services in the United States and Canada. The Company’s primary services are (i) same-day, on-demand delivery and (ii) scheduled/distribution and fleet outsourcing and facilities management.
Basis of presentation — The consolidated financial statements include the accounts of Dynamex Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All dollar amounts in the financial statements and notes to the financial statements, except per share data, are stated in thousands of dollars unless otherwise indicated. Except as otherwise indicated, references to years mean our fiscal year ending July 31, 2010 or ended July 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year, and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended July 31, 2010.
The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2010, the results of its operations for the three month periods ended October 31, 2010 and 2009, and cash flows for the three-month periods ended October 31, 2010 and 2009. The tax provisions for the three month periods ended October 31, 2010 and 2009 are based upon management’s estimates of the Company’s annualized effective tax rate.
Business and credit concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of temporary cash investments and trade receivables.
The Company places its temporary cash investments with high-credit, quality financial institutions. At times such amounts may exceed F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes no significant concentration of credit risk exists with respect to cash investments.
The Company’s customers are not concentrated in any specific geographic region or industry. During the three months ended October 31, 2010 and 2009, sales to Office Depot, Inc. represented approximately 11.0% and 12.7%, respectively, of the Company’s revenue. Sales to the Company’s five largest customers, including Office Depot, represented approximately 21.6% and 23.1% of the Company’s consolidated sales for the three months ended October 31, 2010 and 2009, respectively.
A significant portion of the Company’s revenues are generated in Canada. For the three month period ended October 31, 2010, Canadian revenues accounted for approximately 37.7% of total consolidated revenue, compared to 36.6% for the same period in 2009. The exchange rate between the Canadian dollar and the U.S. dollar increased 4.2% in the three month period ended October 31, 2010 compared to the corresponding period in the prior year. If the exchange rate had been the same as in the prior period, Canadian sales for the three month period ended October 31, 2010 would have accounted for 36.8% of total consolidated sales.
Office Depot represented approximately 16.1% and 15.7% of the net accounts receivable at October 31, 2010 and July 31, 2010, respectively. There were no other significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Other assets – Recoverable contract contingency costs - The Company has recorded as an Other Asset certain costs related to contractually reimbursable contingency costs incurred in connection with the launch of certain contracts in accordance with Accounting Standards Codification, (“ASC”) 340-10-05-6, Preproduction Costs Related to Long-Term Supply Arrangements. These costs will be recovered during the initial contract term, from a designated portion of the unit price specified in the contract. Should the contract be cancelled for any reason, the customer is

DYNAMEX INC.
obligated to reimburse the Company for any unamortized balance. Total net recoverable contract contingency costs capitalized at October 31, 2010 amount to $250 compared to $340 at July 31, 2010.
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
2. Comprehensive Income
The three components of comprehensive income are net income, foreign currency translation gains (losses) and unrealized gains (losses) on investments. Investments consist of payroll withholdings from participants in the Company’s deferred compensation plan that are invested in funds designated by the individual participants. Comprehensive income for the three months ended October 31, 2010 and 2009 was as follows:

	Three months ended
	October 30,
	2010	2009
Net income	$1,389	$3,026

Unrealized losses on investments	—	(3)
Foreign currency translation gains / (losses)	329	(123)

Comprehensive income	$1,718	$2,900

3. Intangibles — net
At October 31, 2010, intangibles and related amortization expense for the three months ended October 31, 2010 and 2009 consisted of the following:

		Accumulated
	Asset	Amortization	Net
Deferred bank financing fees	$138	$(135)	$3
Customer lists	3,252	(1,007)	2,245
Trademarks and other	537	(228)	309

Total	$3,927	$(1,370)	$2,557

	Amortization Expense
	Three months ended October 30,
	2010	2009
Deferred bank financing fees	$—	$4
Customer lists	201	97
Trademarks and other	7	5

Total	$208	$106

DYNAMEX INC.
4. Computation of Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by ASC 260-10-05, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive to earnings per share.

	Three months ended
	April 30,
	2010	2009
Net income	$1,389	$3,026

Weighted average common shares outstanding	9,754	9,725

Common share equivalents related to options	15	23

Common shares and common share equivalents	9,769	9,748

Net income per common share:
Basic	$0.14	$0.31

Diluted	$0.14	$0.31

5. Contingencies
The California Employment Development Department (“EDD”) conducted an employment tax audit of the Company’s California operations in 2006. Based on its conclusion that certain independent contractors used by the Company should be reclassified as employees, a Notice of Assessment was issued by the EDD in April 2007 in the amount of $2.8 million; $2.0 million of which the EDD claims represents personal income tax of the reclassified individuals. The Company is vigorously contesting the assessment; however, the Company recorded a liability of $0.8 million in fiscal year 2006. The Company has collected and submitted documentation which will work to reduce the personal income tax (PIT) portion of the assessment through the California PIT abatement process. As of July 31, 2010, the Company was notified that the amount of personal income tax assessed by the Notice of Assessment was abated by $0.8 million. The Company expects the remaining personal income tax to also be abated. The Company believes that the independent contractors were properly classified and has filed a Petition for Reassessment. The EDD has commenced a subsequent audit to include subsequent years.
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a Motion for Class Certification in June 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion for Class Certification. The four Subclasses were each subject to between four and eight exclusions. In January 2010, the Parties agreed to a process whereby the Court modified its earlier Order granting certification of a Class to clarify that the earlier Order “conditionally” granted Certification. The Order initiated a process whereby a questionnaire was to be sent by an impartial Class Administrator to each potential member of the Class to gather information. As a part of the process, the Court would dismiss from the Class those individuals who failed to respond to the questionnaire within the allotted time. Incomplete or deficient questionnaires could be cured through written or telephonic inquiry by the Class Administrator. Approximately 260 questionnaires were timely returned. Further clarification and additional information was requested from approximately 120 of the individuals returning the questionnaires with a due date of

DYNAMEX INC.
August 12, 2010. A further certification hearing was held on October 25, 2010, during which the Court considered Motions for clarification from each Party. The Court denied both Motions, ruling that insufficient “meet and confer” practice had occurred between the Parties. A tentative trial date has been set for April 4, 2011.
The Company believes that its independent contractors are properly classified as independent contractors is vigorously defending this litigation. Given the nature and preliminary status of the claims, however, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
The Company is currently the subject of a wage/hour examination in Massachusetts related to the alleged misclassification of independent contractors. The Company believes that the independent contractors are properly classified and is vigorously contesting this examination. Given the nature and preliminary status of the examination, however, the Company cannot yet determine the amount or a reasonable range of potential loss in this matter, if any.
On October 19, 2010, a putative class action complaint was commenced against us, our directors, DashNow Holding Corp., and affiliate of Greenbriar Equity Group LLC (“Greenbriar”), and DashNow Acquisition Corp., an affiliate of Greenbriar, in the District Court of Dallas County, Texas. In this action, styled Kaner v. Welch et al., No. 10-13845 (298th Judicial District Court), the plaintiff purports to bring the action on behalf of the public stockholders of the Company, and seeks, among other things, equitable relief, to enjoin the consummation of the merger, and awarding the plaintiff fees and costs. The plaintiff alleges in the complaint that our directors breached their fiduciary duties by, among other things, failing to engage in an honest and fair sale process. The complaint further alleges that the Company, DashNow Holding Corp. and DashNow Acquisition Corp. aided and abetted the directors’ purported breaches. The Company believes that the claims asserted in the Kaner action are without merit.
The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.
6. Income Taxes
Income tax expense was $1,569, 53.0% of income before taxes in the current year quarter, compared to $1,578, 34.3% of income before taxes in the prior year. The effective tax rate in the current year quarter was impacted by merger related costs of $1,811 that are expensed for financial accounting purposes but not currently deductible for federal income tax purposes as these costs are required to be added to the tax basis of the new merged Company. The prior quarter benefited from a reduction in the Canadian federal income tax rate and a $0.1 million reduction in deferred tax liabilities associated with the reduced tax rate. Excluding merger related costs, the Company’s current annual effective income tax rate in the U.S. is approximately 41.5% and 29.0% in Canada.
The Company has not provided for U.S. federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings as of October 31, 2010. Such earnings are intended to be reinvested indefinitely. The Company adopted FIN 48 on August 1, 2007. The adoption of the FIN 48 provision did not have a material effect on the Company’s financial position, results of operations or cash flows.
7. Restructuring Accrual
During the quarter ended July 31, 2009, the Company announced the closure of the Canadian administrative office in Toronto, Canada, the consolidation of all finance and accounting functions into the Dallas corporate office and the elimination of the position of President U.S. operations. The Company recorded an additional restructuring expense of $282 during the second quarter ended January 31, 2010 primarily related to the remaining lease obligation of the Toronto, Canada administration office upon the “cease use” date of the facility. See the chart below for a summary of the restructuring expense and accrual as of October 31, 2010.

DYNAMEX INC.

	Balance at				Balance at
Restructuring	July 31, 2010	Expense	Payment	Other (1)	October 31, 2010
Severance and stay bonuses	$137	$—	$(70)	$—	$67
Benefits and employer taxes	—	—	—	—	—
Travel and other	(3)	—	—	—	(3)
Terminating a lease	64	—	(63)	(1)	—

Total restructuring	$198	$—	$(133)	$(1)	$64

(1)	Represents difference in “end of period” and “for the period” foreign exchange rates.
8. Significant Events
On October 1, 2010, the Company entered into an Agreement and Plan of Merger, by and among DashNow Holding Corp., DashNow Acquisition Corp. and the Company, as amended by Amendment No. 1 dated November 30, 2010 (which agreement, as it may be further amended from time to time, being referred to herein as the merger agreement), providing for the acquisition of the Company by DashNow Holding Corp., an affiliate of Greenbriar Equity Group LLC. At a special meeting, stockholders will be asked to consider and vote upon a proposal to adopt the merger agreement. If the merger contemplated by the merger agreement is completed, stockholders will be entitled to receive $24.00 in cash, without interest, less any applicable withholding taxes, for each share of the Company’s common stock owned by stockholders (unless a stockholder has properly exercised appraisal rights with respect to their shares).

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
General
Sales consist primarily of charges to customers for delivery services and weekly or monthly charges for recurring services such as facilities management. Sales are recognized when the service is performed. The yield (value per transaction) for a particular service is dependent upon a number of factors including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher yields.
A significant portion of the Company’s sales are generated in Canada. For the three month period ended October 31, 2010, Canadian sales accounted for approximately 37.7% of total consolidated sales, compared to 36.6% for the same period in 2009. The exchange rate between the Canadian dollar and the U.S. dollar increased 4.2% in the three month period ended October 31, 2010 compared to the corresponding period in the prior year. If the exchange rate had been the same as in the prior period, Canadian sales for the three month period ended October 31, 2010 would have accounted for 36.8% of total consolidated sales.
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
During the three months ended October 31, 2010 and 2009, sales to Office Depot, Inc. represented approximately 11.0% and 12.7%, respectively, of the Company’s consolidated sales. Sales to the Company’s five largest customers, including Office Depot, represented approximately 21.6% and 23.1% of the Company’s consolidated sales for the three months ended October 31, 2010 and 2009, respectively.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company’s critical accounting policies are set forth in the Company’s Form 10-K for the year ended July 31, 2010. As of, and for the three month period ended October 31, 2010, there have been no material changes or updates to the Company’s critical accounting policies.

DYNAMEX INC.
Results of Operations
The following table sets forth for the periods indicated, certain items from the Company’s condensed statements of consolidated operations, expressed as a percentage of sales:

	Three months ended
	October 31,
	2010	2009
Sales	100.0%	100.0%

Operating expenses:
Purchased transportation	65.7%	63.8%
Salaries and employee benefits	18.5%	20.0%
Facilities and communication	4.5%	4.7%
Other	6.0%	5.7%
Depreciation and amortization	1.0%	1.1%
Merger related cost	1.6%	0.0%

Total operating expenses	97.3%	95.3%

Operating income	2.7%	4.7%

Interest expense	0.0%	0.1%
Other income, net	0.0%	0.0%

Income before income taxes	2.7%	4.6%

Income taxes	1.4%	1.6%

Net income	1.3%	3.0%

The following tables sets forth for the periods indicated, the Company’s sales accumulated by service type and country:

	Three months ended
	October 30,
	(amounts in thousands)
	2010		2009
Sales by service type:
On demand	$34,145	30.9%	$31,430	31.6%
Scheduled/distribution	76,473	69.1%	68,017	68.4%

Total sales	$110,618	100.0%	$99,447	100.0%

Sales by country:
United States	$68,862	62.3%	$63,020	63.4%
Canada	41,756	37.7%	36,427	36.6%

Total sales	$110,618	100.0%	$99,447	100.0%

Three months ended October 31, 2010 compared to three months ended October 31, 2009
Net income for the three months ended October 31, 2010 was $1.4 million ($0.14 per fully diluted share) compared to $3.0 million ($0.31 per fully diluted share) for the three months ended October 31, 2009. The three months ended October 31, 2010 results include a merger related charge of $1.8 million pre-tax, $1.7 million after tax ($0.17 per fully diluted share). Merger related costs are expensed for financial accounting purposes but not currently deductible

DYNAMEX INC.
for federal income tax purposes as these costs are required to be added to the tax basis of the new merged Company. On October 1, 2010, the Company entered into an Agreement and Plan of Merger, dated as of October 1, 2010, by and among DashNow Holding Corp., DashNow Acquisition Corp. and the Company, as amended by the Amendment No. 1 dated November 30, 2010 (which agreement, as it may be further amended from time to time, being referred to herein as the merger agreement), providing for the acquisition of the Company by DashNow Holding Corp., an affiliate of Greenbriar Equity Group LLC. At a special meeting, stockholders will be asked to consider and vote upon a proposal to adopt the merger agreement. If the merger contemplated by the merger agreement is completed, stockholders will be entitled to receive $24.00 in cash, without interest, less any applicable withholding taxes, for each share of the Company’s common stock owned by stockholders (unless a stockholder has properly exercised appraisal rights with respect to their shares) .
Sales were $110.6 million this quarter, representing an 11.2% year-over-year increase due principally to the stronger Canadian dollar, higher fuel surcharges, and higher core sales. The stronger Canadian dollar increased sales approximately $1.7 million, fuel surcharges increased approximately $1.3 million and core sales were $8.1 million higher compared to the same quarter last year. The increase in core sales (sales excluding changes in fuel surcharge and foreign exchange), was 8.2% (or 8.6% per day). Core sales-per-day this quarter increased 9.1% in Canada and increased 8.3% in the U.S., compared to last year. The sales increase was attributable to an increase in market share and growth with certain existing customers.
Purchased transportation for the three months ended October 31, 2010 increased 14.6%, to $72.7 million from $63.5 million for the same period in the prior year. Purchased transportation, as a percentage of sales was 65.7% for the three months ended October 31, 2010, compared to 63.8% for the three months ended October 31, 2009. The increase in purchased transportation, as a percentage of sales, is due principally to a more competitive pricing environment and certain start-up costs for new business.
Salaries and employee benefits for the three months ended October 31, 2010 increased 2.9%, to $20.4 million from $19.9 million for the same period in the prior year. $0.2 million of the increase is attributable to the increase in the Canadian dollar exchange rate. On a constant dollar basis, salaries and employee benefit costs increased $0.3 million or 1.6%. The increase related to higher medical and dental costs and higher severance. Salaries and employee benefits were 18.5% of sales for the three months ended October 31, 2010, compared to 20.0% for the three months ended October 31, 2009.
Facilities and communication expense for the three months ended October 31, 2010 increased 5.1%, to $5.0 million from $4.7 million for the same period in the prior year due to certain markets moving to new facilities which have increased operating capacity and efficiencies. As a percentage of sales, facilities and communication expense decreased to 4.5% for the three months ended October 31, 2010, compared to 4.7% for the three months ended October 31, 2009.
Other expenses for the three months ended October 31, 2010 increased 15.7% from the same period in the prior year to $6.6 million. The increase is primarily due to $0.5 million of contract labor related directly to the increase in sales and $0.5 million for higher claims and legal settlements. Other expenses, as a percentage of sales, were 6.0% for the three months ended October 31, 2010, compared to 5.7% for the three months ended October 31, 2009.
For the three months ended October 31, 2010 and 2009, depreciation and amortization was $1.1 million. As a percent of sales, depreciation and amortization was 1.0%, compared to 1.1% in the prior year period.
Interest expense is predominately comprised of letter of credit fees and commitment fees for the Company’s line of credit. Interest expense was $43,000, a decrease of $5,000 or 10.4%, compared to the same period in the prior year. Interest expense is principally attributable to the cost of availability charges and standby letters of credit related to the revolving credit facility. The decrease related to a reduction in the amount of standby letters of credit from the prior year.
Other income, net for the three months ended October 31, 2010, was $19,000, an increase of $7,000 or 58.3% compared to the same period in the prior year. The Company earns interest income on its cash balances and the Company’s cash balances at October 31, 2010 are $24.3 million, compared to $11.0 million at October 31, 2009.
The effective income tax rate was 53.0% for the current quarter compared to 34.3% for the prior year. The effective tax rate in the current year quarter was impacted by merger related costs of $1,811 that are expensed for financial

DYNAMEX INC.
accounting purposes but not currently deductible for federal income tax purposes as these costs are required to be added to the tax basis of the new merged Company. The prior year benefited from a reduction in the Canadian federal income tax rate and a $0.1 million reduction in deferred tax liabilities associated with the reduced tax rate. Excluding merger related costs, the Company’s current annual effective income tax rate in the U.S. is approximately 41.5% and 29.0% in Canada.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations and our revolving credit facility. Net cash provided by operating activities for the three months ended October 31, 2010 was $1.2 million compared to the prior year period of $1.1 million. A $2.1 million improvement in cash needed to fund current operating assets and liabilities was partially offset by a $1.6 million decline in net income.
Net cash used in investing activities in the three months ended October 31, 2010 was $4.1 million, compared to $0.6 million used during the prior year due. The increase is due to $3.7 million for acquisitions. Partially offsetting this expenditure was the withdrawal of investments from the Company’s deferred compensation plan, which provided $0.4 million cash.
Our cash flow from operations has been our primary source of liquidity. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are independent contractors who provide their own vehicles. The Company expects fiscal year 2011 capital expenditures for purchases of property and equipment to range from $2.0 to $3.0 million.
The Company’s revolving credit facility was initially established in 2004 and last amended on January 26, 2009. The credit facility has a maturity date of July 31, 2013 and has no scheduled principal payments prior to maturity. The $40 million revolving credit facility is secured by all of the Company’s U.S. assets and 100% of the stock of its domestic subsidiaries. At October 31, 2010, there were $4.0 million standby letters of credit issued. During the three month period ended October 31, 2010, the Company borrowed $3.0 million and repaid $2.5 million under the revolving credit facility.
The revolving credit facility requires us to satisfy certain financial and other covenants, including:

Level at October
Compliance Area	Covenant	31, 2010
Ratio of funded debt to EBITDA	Maximum of 2.00 to 1.00	0.22 to 1.00
Total indebtedness	$40 million, including Standby Letters of Credit	$4.0 million
Letters of credit sublimit	$10.0 million	$4.0 million
Treasury stock purchases during the subject period	Ratio of funded debt to EBITDA maximum of 1.50 to 1.00; based on pro forma effect of treasury stock purchases	0.22 to 1.00
Fixed charge coverage ratio	Equal to or greater than 1.50 to 1.00	10.91 to 1.00
The Company’s EBITDA (earnings before interest expense, taxes, depreciation and amortization) was approximately $4.1 million (3.7% of sales) for the three months ended October 31, 2010, compared to $5.7 million (5.7% of sales) in the same period last year. The three months ended October 31, 2010 results include a merger related charge of $1.8 million (1.6% of sales). EBITDA and EBITDA margin (percentage of EBITDA to sales) are presented because management believes that it is a widely accepted and useful financial indicator regarding our results of operations. The Company believes EBITDA assists in analyzing and benchmarking the performance and value of our business. Although the Company uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain costs that are material in amount, such as interest expense, taxes, depreciation and amortization, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. The following table reconciles net income presented in accordance with generally accepted accounting principles (“GAAP”) to EBITDA, which is a non-GAAP financial measure:

DYNAMEX INC.

	Three months ended
	October 31,
	(amounts in thousands)
	2010	2009
Net income	$1,389	$3,026
Adjustments:
Income tax expense	1,569	1,578
Interest expense	43	48
Depreciation and amortization	1,087	1,062

EBITDA	4,088	5,714

EBITDA % to Sales	3.7%	5.7%
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

DYNAMEX INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
Significant portions of the Company’s operations are conducted in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in the amounts relating to the Canadian operations reported in the Company’s consolidated financial statements. The Company historically has not entered into hedging transactions with respect to its foreign currency exposure, but it may do so in the future.
The sensitivity analysis model used by the Company for foreign exchange exposure compares the revenue and net income figures from Canadian operations, at the actual exchange rate, to a 10% decrease in the exchange rate. Based on this model, a 10% decrease would result in a decrease in quarterly revenue of approximately $4.2 million and a decrease in quarterly net income of approximately $204,000 over this period. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of the Company’s management.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of October 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DYNAMEX INC.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2005, a putative class action was filed against the Company by a former independent contractor in the Superior Court of California, Los Angeles County, alleging that the Company unlawfully misclassified its California drivers as independent contractors, rather than employees, and asserting, as a consequence, entitlement on behalf of the purported class claimants to overtime compensation and other benefits under California wage and hour laws, reimbursement of certain operating expenses, and various insurance and other benefits and the obligation of the Company to pay employer payroll taxes under federal and state law. In early February 2009, Plaintiff filed an Amended Complaint, which among other matters, added an additional named Plaintiff. Plaintiffs filed a Motion for Class Certification in June 2009, seeking the certification of a Class with four Subclasses, each dependent on the type of service rendered by the independent contractor and the weight of the vehicle provided by the independent contractor. On July 28, 2009, the Court granted the Motion. The four Subclasses were each subject to between four and eight exclusions. In January 2010, the Parties agreed to a process whereby the Court modified its earlier Order granting certification of a Class to clarify that the earlier Order “conditionally” granted Certification. The Order initiated a process whereby a questionnaire was to be sent by an impartial Class Administrator to each potential member of the Class to gather information. As a part of the process, the Court would dismiss from the Class those individuals who failed to respond to the questionnaire within the allotted time. Incomplete or deficient questionnaires could be cured through written or telephonic inquiry by the Class Administrator. Approximately 260 questionnaires were timely returned. Further clarification and additional information was requested from approximately 120 of the individuals returning the questionnaires with a due date of August 12, 2010. A further certification hearing was held on October 25, 2010, during which the Court considered Motions for clarification from each Party. The Court denied both Motions, ruling that insufficient “meet and confer” practice had occurred between the Parties. A tentative trial date has been set for April 4, 2011.
On October 19, 2010, a putative class action complaint was commenced against us, our directors, DashNow Holding Corp., and affiliate of Greenbriar Equity Group LLC (“Greenbriar”), and DashNow Acquisition Corp., an affiliate of Greenbriar, in the District Court of Dallas County, Texas. In this action, styled Kaner v. Welch et al., No. 10-13845 (298th Judicial District Court), the plaintiff purports to bring the action on behalf of the public stockholders of the Company, and seeks, among other things, equitable relief, to enjoin the consummation of the merger, and awarding the plaintiff fees and costs. The plaintiff alleges in the complaint that our directors breached their fiduciary duties by, among other things, failing to engage in an honest and fair sale process. The complaint further alleges that the Company, DashNow Holding Corp. and DashNow Acquisition Corp. aided and abetted the directors’ purported breaches. The Company believes that the claims asserted in the Kaner action are without merit.

DYNAMEX INC.
Item 6. Exhibits
     Exhibits:
10.1	Agreement and Plan of Merger, dated as of October 1, 2010, by and among Dynamex Inc., DashNow Holding Corp., and DashNow Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a — 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DYNAMEX INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMEX INC.
Dated: December 2, 2010	by	/s/ James L. Welch
James L. Welch
President and Chief Executive Officer (Principal Executive Officer)

Dated: December 2, 2010	by	/s/ Ray E. Schmitz
Ray E. Schmitz
Executive Vice President – Chief Financial Officer (Principal Financial Officer)

Dated: December 2, 2010	by	/s/ Gilbert Jones
Gilbert Jones
Vice President - Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
Exhibits
10.1	Agreement and Plan of Merger, dated as of October 1, 2010, by and among Dynamex Inc., DashNow Holding Corp., and DashNow Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d – 15(e)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240. 13a - 15(e) or 17 CFR 240. 15d – 15(e)

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E - 1